Form 10-Q
period 1995-03-31
SECOND BANCORP INC
filed 1995-05-09
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended March 31, 1995

                                       OR

     (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                       SECOND  BANCORP  ,   INCORPORATED
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

                      Ohio                                                             34-1547453
                      ----                                                             ----------
  (State or other jurisdiction of                                                    (I.R.S. Employer
  incorporation or organization)                                                   Identification No.)


          108 Main Ave. Warren, Ohio                                                  44482-1311
          --------------------------                                                  ----------
(Address of principal executive offices)                                              (Zip Code)

                                 (216) 841-0123
                                 ---------------
               Registrant's telephone number, including area code

                                 Not applicable
                                 --------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes x  No ...
                                                                  -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value -- 2,518,731 shares outstanding as of May 1, 1995.

                      SECOND BANCORP, INC. AND SUBSIDIARY

                                     INDEX
                                                                                   Page
                                                                                  Number
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
        March 31, 1995 and 1994 and December 31, 1994...............................  3

Consolidated statements of income -
        Three months ended March 31, 1995 and 1994..................................  4

Consolidated statements of cash flows -
        Three months ended March 31, 1995 and 1994..................................  5

Consolidated statement of shareholders' equity -
        Year ended December 31, 1994 and
                                  three months ended March 31, 1995.................  6

Notes to consolidated financial statements - March 31, 1995.........................  7

Item 2. Management's Discussion and Analysis of
                                  Financial Condition and Results of Operations ... 8-9


PART II. OTHER INFORMATION

    Item 1.        Legal Proceedings................................................ 10
    Item 2.        Changes in Securities ........................................... 10
    Item 3.        Defaults upon Senior Securities.................................. 10
    Item 4.        Submission of Matters to a Vote of Security Holders.............. 10
    Item 5.        Other Information................................................ 10
    Item 6.        Exhibits and Reports on Form 8-K ................................ 10

SIGNATURES ......................................................................... 11

Schedule 27......................................................................... 13




PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
SECOND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                   March 31    December 31   March 31
                                                                           1995         1994        1994
- -----------------------------------------------------------------------------------------------------------
ASSETS                                                                  (unaudited)     (*)      (unaudited)
- -----------------------------------------------------------------------------------------------------------
Cash and Demand Balances Due from Banks                                    $32,626      $30,546    $22,715
Federal Funds Sold                                                           8,000            0          0
Time Deposits with Banks and Other Interest Bearing Assets                       0            0        995
Securities:
  Held-to-Maturity (market value $136,807,
      $135,631 and $62,274, respectively)                                  137,692      140,260     62,961
  Available-for-Sale                                                        85,921       86,953    101,963
                                                                          --------     --------   --------
    Total Securities                                                       223,613      227,213    164,924
Loans:
  Commercial                                                               247,582      238,053    222,213
  Consumer                                                                 205,301      202,343    191,016
  Real Estate                                                               60,630       65,502     54,158
  Loans Held-for-Sale                                                        5,725            0     13,481
                                                                          --------     --------   --------
    Total Loans                                                            519,238      505,898    480,868
    Reserve for Loan Losses                                                  6,226        6,126      5,733
                                                                          --------     --------   --------
    Net Loans                                                              513,012      499,772    475,135

Premises and Equipment                                                       5,597        5,765      4,591
Accrued Interest Receivable                                                  4,972        4,828      4,258
Goodwill and Intangible Assets                                               5,315        5,565      3,158
Other Assets                                                                23,946       13,500     10,998
                                                                          --------     --------   --------
    Total Assets                                                          $817,081     $787,189   $686,774
                                                                          ========     ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------
Liabilities:
  Demand Deposits (non-interest bearing)                                   $75,275      $83,486    $68,795
  Insured Money Market and Interest
    Checking Accounts                                                      116,890      116,935     98,150
  Savings Deposits                                                         129,734      129,791    114,252
  Time Deposits                                                            316,159      285,551    272,319
                                                                          --------     --------   --------
    Total Deposits                                                         638,058      615,763    553,516

  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                               101,202       94,758     65,391
  Note Payable                                                               5,000        5,000          0
  Borrowed Funds                                                             1,601        3,668      5,771
  Federal Home Loan Bank Advances                                            7,662        7,748      3,944
  Accrued Expenses and Other Liabilities                                     5,562        4,369      3,799
                                                                          --------     --------   --------
    Total Liabilities                                                      759,085      731,306    632,421

Shareholders' Equity:
  Preferred Stock, no par value;
    Series A: 1,500,000 shares authorized and
      718,750 shares issued                                                 13,235       13,235     13,235
    Series B: authorized 1,500,000 shares                                        0            0          0
  Common Stock, no par value; 10,000,000
    shares authorized and 2,513,343 and 2,509,316
    and 2,492,769 shares issued, respectively                               13,223       13,140     12,844
  Unrealized Holding Losses                                                 (1,775)      (2,820)    (1,000)
  Retained Earnings                                                         33,313       32,328     29,274
                                                                          --------     --------   --------
    Total Shareholders' Equity                                              57,996       55,883     54,353
                                                                          --------     --------   --------
      Total Liabilities and
        Shareholders' Equity                                              $817,081     $787,189   $686,774
                                                                          ========     ========   ========

(*) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.
                                                                                              -3-

SECOND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -----------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                 For the Three Months
                                                                 Ended March 31
                                                              -------------------
                                                               1995         1994
                                                              -------------------
INTEREST INCOME
 Loans (including fees):
   Taxable                                                      $11,554    $9,755
   Exempt from Federal Income Taxes                                 208       182
 Investment Securities:
   Taxable                                                        2,906     1,571
   Exempt from Federal Income Taxes                                 422       442
 Federal Funds Sold                                                  83         6
 Time Deposits in Banks and Other
   Interest Bearing Assets                                            0        12
                                                               ------------------
   Total Interest Income                                         15,173    11,968

INTEREST EXPENSE
 Deposits                                                         5,671     4,281
 Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase                             1,191       406
 Note Payable                                                       110         0
 Other Borrowed Funds                                                52        37
  FHLB Advances                                                     119        66
                                                               ------------------
   Total Interest Expense                                         7,143     4,790
                                                               ------------------
   NET INTEREST INCOME                                            8,030     7,178
Provision for Loan Losses                                           576       679
                                                               ------------------
   Net Interest Income after Provision
     for Loan Losses                                              7,454     6,499
NON-INTEREST INCOME
 Trust Fees                                                         550       506
 Service Charges on Deposit Accounts                                580       422
 Security Gains                                                     (55)       47
 Other                                                              432       236
                                                               ------------------
   Total Non-Interest Income                                      1,507     1,211
NON-INTEREST EXPENSE
 Salaries and Employee Benefits                                   2,934     2,392
 Net Occupancy                                                      725       615
 Equipment                                                          526       312
 Assessment on Deposits and Other Taxes                             380       481
 Data Processing Services                                           337       301
 Professional Services                                              281       295
 Amortization of Goodwill and Other Intangibles                     250       178
 Other                                                            1,183     1,002
                                                               ------------------
   Total Non-Interest Expense                                     6,616     5,576
                                                               ------------------
Income before Federal Income Taxes                                2,345     2,134
Income Tax Expense                                                  614       555
                                                               ------------------
NET INCOME                                                       $1,731    $1,579
Preferred Stock Dividends                                          (269)     (270)
                                                               ==================
Net Income Applicable to Common Stock                            $1,462    $1,309


Per Common Share Data:
   Primary earnings                                               $0.58     $0.52
   Fully Diluted Earnings                                         $0.52     $0.48
   Dividends Declared                                             $0.19     $0.16
 Weighted Average Number of
   Common Shares Outstanding                                  2,519,972 2,501,819

See Footnotes.
                                                        -4-



CONSOLIDATED STATEMENTS OF CASH FLOWS
SECOND BANCORP, INC. and SUBSIDIARY
                                                                For the Three Months Ended March 31
                                                                -----------------------------------
(Dollars in Thousands)                                                  1995                1994
- ---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
- ---------------------------------------------------------------------
  Net Income                                                           $1,731               $1,579
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
    Provision for Loan Losses                                             576                  679
    Provision for Depreciation                                            241                  234
    Provision for Amortization of Intangibles                             250                  178
    Goodwill Disposed of from Sale of Student Loans                         0                   46
    Amortization of Investment Discount and Premium                       146                  556
    Amortization of Time Deposits with Banks and Other
      Interest Bearing Assets Discount and Premium                          0                   (8)
    Deferred Income Taxes                                                (123)                 298
    Securities Losses (Gains)                                              55                  (47)
    Other (Gains) Losses, net                                             (78)                 (34)
    (Increase) Decrease in Interest Receivable                           (144)                (826)
    Increase in Interest Payable                                          608                  229
    Originations of Loans Held-for-Sale                                (9,895)              (6,343)
    Proceeds from Sale of Loans Available-for-Sale                      4,170               15,951
    (Increase) in Other Assets                                        (10,862)              (1,756)
    Increase in Other Liabilities                                         585                  158
                                                                   -------------------------------
    Net Cash Provided by Operating Activities                         (12,740)              12,614

INVESTING ACTIVITIES
- ---------------------------------------------------------------------
  Proceeds from Maturities of Securities - Held-to Maturity             2,746                6,100
  Proceeds from Maturities of Securities - Available-for-Sale           1,302                5,925
  Proceeds from Sales of Securities - Held-to-Maturity                      0                    0
  Proceeds from Sales of Securities - Available-for-Sale               11,327                9,087
  Purchases of Securities - Held-to-Maturity                             (250)             (11,469)
  Purchases of Securities - Available-for-Sale                        (10,142)             (12,852)
  Net Decrease in Time Deposits with
    Banks and Other Interest Bearing Assets                                 0                    7
  Net Decrease in Revolving Credit Receivables                            282                  180
  Net (Increase) in Loans                                              (8,313)             (19,788)
  Net (Increase) in Premises and Equipment                                (55)                (443)
                                                                   -------------------------------
    Net Cash (Used by) Provided by Investing Activities                (3,103)             (23,253)

FINANCING ACTIVITIES
- ---------------------------------------------------------------------
  Net (Decrease) Increase in Demand Deposits, Insured
    Money Market and Interest Checking Accounts, and
    Savings Deposits                                                   (8,313)              (2,849)
  Net Increase (Decrease) in Time Deposits                             30,608               (4,213)
  Net Increase in Federal Funds Purchased
    and Securities Sold Under Agreements
    to Repurchase                                                      6,444                10,437
  Net (Decrease) in Borrowings                                        (2,067)                 (228)
  Net (Repayments) Advances from Federal Home Loan Bank                  (86)                2,976
  Cash Dividends                                                        (746)                 (669)
  Issuance of Common Stock                                                83                    81
                                                                   -------------------------------
    Net Cash Provided by Financing Activities                         25,923                11,233
                                                                   -------------------------------
    Increase in Cash and Cash Equivalents                             10,080                   594
                                                                   -------------------------------
Cash and Cash Equivalents at Beginning of Year                        30,546                22,121
                                                                   -------------------------------
    Cash and Cash Equivalents at End of Year                          40,626                22,715
                                                                   ===============================


Supplementary Cash Flow Information: Cash paid for 1) Federal income taxes - $0 and $430,000 for the three months ended March 31, 1995 and 1994, respectively and 2) Interest - $6,535,000 and $4,676,000 for the three months ended March 31, 1995 and 1994, respectively. FAS 115 mark to market adjustments on the Available-for-Sale portfolio resulted in a $1,584,000 addition and $1,492,000 reduction for the quarters ended March 31, 1995 and 1994, respectively, with a resulting period end unrealized holding loss adjustment to shareholders' equity of $1,045,000 and $1,000,000, respectively.




SECOND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                    Unrealized
(Dollars in Thousands)                                           Preferred  Common    Holding   Retained
                                                                   Stock     Stock    Losses    Earnings    Total
                                                                --------------------------------------------------
Balance, December 31, 1993                                         $13,235  $12,763         $0    $28,364  $54,362
  Net Income                                                                                        6,643    6,643
  Common Stock Issued - Dividend Reinvestment Plan                              342                            342
  Exercise of Stock Options                                                      35                             35
  Cash Dividends Declared
       Common Stock                                                                                (1,601)  (1,601)
       Preferred Stock                                                                             (1,078)  (1,078)
Adjustment to Net Unrealized Losses on
  Available-for-Sale Securities, net of tax                                             (2,820)             (2,820)
                                                                --------------------------------------------------
Balance, December 31, 1994                                          13,235   13,140     (2,820)    32,328   55,883
  Net Income                                                                                        1,731    1,731
  Common Stock Issued - Dividend Reinvestment Plan                               83                             83
  Cash Dividends Declared
       Common Stock                                                                                  (477)    (477)
       Preferred Stock                                                                               (269)    (269)
Adjustment to Net Unrealized Losses on
  Available-for-Sale Securities, net of tax                                              1,045               1,045
                                                                --------------------------------------------------
Balance, March 31, 1995                                             13,235   13,223     (1,775)    33,313   57,996
                                                                ==================================================


SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - PER SHARE DATA

The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period, as restated for the three for two stock split effective May 1, 1995.


NOTE C -

Effective January 1, 1995, the company adopted Financial Accounting Standards Board Statement 114, "Accounting by creditors for Impairment of Loans". Under the new standard, the 1995 reserve for loan losses related to loans that are considered impaired is based on discounted cash flows using the loan's initial effective interest rate and the fair value of the collateral for certain collateral dependent loans. The effect of adopting this new standard did not have a material effect on the company's results of operations.

The company's definition of impaired loans includes nonaccrual and past due loans. The reserve for loan losses related to impaired loans was approximately $275,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Bancorp, Incorporated (the "Company") achieved net income of $1,731,000 for the first quarter of 1995, 9.6% higher than the $1,579,000 earned during the same period last year. On a per share basis, primary earnings for the quarter were $.58, up from the $.52 per share reported for the first quarter, 1994. Fully diluted earnings per share were $.52 for the first quarter of 1995, 8% greater than the $.48 per share reported for the same period in 1994. Return on assets (ROA) and return on equity (ROE) were .87% and 13.37% respectively for the first quarter of 1995 compared to .93% and 12.57% for last year's first quarter.

The increase in net income was largely due to a 12% increase in net interest income. The increase in net interest income to $8,030,000 for the first quarter can be attributed to a 16.6% increase in average earning assets to $745,244,000 for the most current quarter and a decrease in net interest margin from 4.68% for the first quarter of 1994 to 4.48% for the latest quarter. The decrease in the net interest margin resulted from a steep increase in interest rates caused by Federal Reserve Bank efforts during the last year to slow the economy and control inflation coupled with the Company's negative short term interest rate gap position. The increased short term rates have flattened the yield curve and increased deposit costs faster and greater than assets could reprice.

Non-interest income showed significant improvement over the past year. DDA service charge income increased by $158,000, or 37%, over the first quarter of 1994 while other income improved by 83% to $196,000 as the Company generated increased income from loan sales and new income programs. Security sales for the quarter resulted in a $55,000 loss compared to a $47,000 gain for the first quarter of 1994.

First quarter 1995 expenses increased 19% over 1994's first quarter, in line with Second Bancorp's asset growth during that period. Assets totaled $817,081,000 as of March 31, 1995, 19% greater than the $686,774,000 reported for the same date a year ago. The third quarter 1994 acquisition of four Portage County, Ohio branches from the Resolution Trust Corporation was primarily responsible for a 22% increase in salaries and benefits, an 18% increase in net occupancy expense and a 40% increase in amortization of goodwill and other intangible expenses. Expenses are expected to stabilize as the Company completes consolidation of the acquired branches allowing its net overhead ratio to continue its recent improvement.

The Company's asset quality position remained strong with its reserve for loan losses standing at 1.20% of total loans at the end of the first quarter and its non-performing loans representing only 1.02% of quarter-end loans. The Company's coverage ratio at the end of first quarter 1995 was 118%, 6 percentage points higher than a year ago, and net charge-offs averaged an annualized .37% of total loans for the quarter, in line with the Company's low
charge-off levels for the last two years.    The improved credit quality
position has allowed the Company to reduce its provision for loan losses to $576,000 for the first quarter of 1995, compared to $679,000 for the same period in 1994.

Loan growth remains strong with commercial loans increasing by 11.4% to just under $250 million at the end of the first quarter from a year ago, while total earning assets have increased by 16% and now represent 91.9% of total assets. Shareholders' equity has increased by 6.7% over the same period, with retained earnings increasing by 14%. Unrealized holding losses were $1,775,000 as of March 31, 1995 which is an increase from the $1,000,000 unrealized loss as of March 31, 1994 but a decreased from the $2,820,000 unrealized loss reported as of December 31, 1994. The tier I leverage ratio was 6.71% as of March 31, 1995, down from 7.64% as of the same date in 1994 due to the steep increase in assets. Similarly, risk based capital decreased from 11.22% as of March 31, 1994 to 10.63% as of the end of the most recent quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material impact on the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

(a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting will be held on May 9, 1995. The results of the votes on the matters presented to shareholders will be reported in the June 30, 1995 Form 10-Q.

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

  (11) Statement re: computation of earnings per share

The Corporation did not file any reports on Form 8-K during the three months ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SECOND BANCORP, INC.


Date: May 4, 1995                         /s/ David L. Kellerman
      -----------                         --------------------------
                                          David L. Kellerman, Treasurer

                                          Signing on behalf of the registrant
                                          and as principal accounting officer
                                          and principal financial officer.