Form 10-Q
period 1995-06-30
SECOND BANCORP INC
filed 1995-08-14
CIK 803112

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                  FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended June 30, 1995

                                      OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
      For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                         SECOND BANCORP, INCORPORATED
             ----------------------------------------------------
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

                                (216) 841-0123
                                --------------
              Registrant's telephone number, including area code

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

                                                           Yes x  No
                                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value -- 2,525,611 shares outstanding as of July 31, 1995.

                     SECOND BANCORP, INC. AND SUBSIDIARY

                                    INDEX

                                                                             Page
                                                                            Number
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
        June 30, 1995 and 1994 and December 31, 1994  ......................   3

Consolidated statements of income -
        Three months and six months ended June 30, 1995 and 1994   .........   4

Consolidated statements of cash flows -
        Six months ended June 30, 1995 and 1994  ...........................   5

Consolidated statement of shareholders' equity -
        Year ended December 31, 1994 and
                          six months ended June 30, 1995   .................   6

Notes to consolidated financial statements - June 30, 1995 .................  7-8

Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of Operations ....  9-10


PART II. OTHER INFORMATION

        Item 1.        Legal Proceedings  ..................................  11
        Item 2.        Changes in Securities   .............................  11
        Item 3.        Defaults upon Senior Securities .....................  11
        Item 4.        Submission of Matters to a Vote of Security
                                        Holders.............................  11
        Item 5.        Other Information  ..................................  11
        Item 6.        Exhibits and Reports on Form 8-K    .................  11

        SIGNATURES     .....................................................  12
        Statement 11   Computation of Earnings per Share ...................  13
        Schedule 27    .....................................................  14


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
SECOND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                June 30        December 31        June 30
                                                                        1995             1994             1994
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                              (unaudited)           (*)          (unaudited)
-----------------------------------------------------------------------------------------------------------------
Cash and Demand Balances Due from Banks                                $ 26,924         $ 30,546         $ 30,272
Federal Funds Sold                                                            0                0            3,000
Securities:
  Held-to-Maturity (market value $131,648,
      $135,631 and $95,908, respectively)                               129,334          140,260           97,558
  Available-for-Sale                                                     78,142           86,953           83,030
                                                                       --------         --------         --------
    Total Securities                                                    207,476          227,213          180,588
Loans:
  Commercial                                                            261,078          238,053          222,891
  Consumer                                                              202,329          202,343          184,156
  Real Estate                                                            64,216           65,502           56,972
  Loans Held-for-Sale                                                     4,064                0                0
                                                                       --------         --------         --------
    Total Loans                                                         531,687          505,898          464,019
    Reserve for Loan Losses                                               6,064            6,126            6,011
                                                                       --------         --------         --------
    Net Loans                                                           525,623          499,772          458,008

Premises and Equipment                                                    5,674            5,765            4,593
Accrued Interest Receivable                                               4,784            4,828            3,721
Goodwill and Intangible Assets                                            5,065            5,565            2,944
Other Assets                                                             22,781           13,500           12,454
                                                                       --------         --------         --------
                                Total Assets                           $798,327         $787,189         $695,580
                                                                       ========         ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Liabilities:
  Demand Deposits (non-interest bearing)                               $ 76,104         $ 83,486         $ 68,762
  Insured Money Market and Interest
    Checking Accounts                                                   122,182          116,935          103,702
  Savings Deposits                                                      120,577          129,791          116,012
  Time Deposits                                                         322,596          285,551          272,453
                                                                       -------          --------         --------
    Total Deposits                                                      641,459          615,763          560,929

  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                             73,543           94,758           63,342
  Note Payable                                                            5,000            5,000                0
  Borrowed Funds                                                          5,994            3,668            5,995
  Federal Home Loan Bank Advances                                         7,574            7,748            5,901
  Accrued Expenses and Other Liabilities                                  4,643            4,369            4,844
                                                                       --------         --------         --------
    Total Liabilities                                                   738,213          731,306          641,011

Shareholders' Equity:
  Preferred Stock, no par value;
    Series A: 1,500,000 shares authorized, 718,750 shares
      issued and 714,850, 718,750 and 718,750 shares
      outstanding, respectively                                          13,163           13,235           13,235
    Series B: authorized 1,500,000 shares                                     0                0                0
  Common Stock, no par value; 10,000,000
    shares authorized and 2,521,955 and 2,509,316
    and 2,498,675 shares issued, respectively                            13,385           13,140           12,945
  Unrealized Holding Losses, net of tax                                    (814)          (2,820)          (1,802)
  Retained Earnings                                                      34,380           32,328           30,191
                                                                       --------         --------         --------
    Total Shareholders' Equity                                           60,114           55,883           54,569
      Total Liabilities and                                            --------         --------         --------
        Shareholders' Equity                                           $798,327         $787,189         $695,580
                                                                       =======          ========         ========

(*) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                                      -3-

SECOND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)                              For the Three Months             For the Six Months
                                                                              Ended June 30                    Ended June 30
                                                                              -------------                    -------------
                                                                          1995            1994             1995            1994
                                                                      ----------------------------     ----------------------------
INTEREST INCOME
 Loans (including fees):
   Taxable                                                               $11,907          $9,796          $23,461         $19,551
   Exempt from Federal Income Taxes                                          229             184              437             366
 Investment Securities:
   Taxable                                                                 2,706           1,863            5,612           3,434
   Exempt from Federal Income Taxes                                          408             322              830             764
 Federal Funds Sold                                                          236             106              319             112
 Time Deposits in Banks and Other
   Interest Bearing Assets                                                     0               2                0              14
                                                                      ----------------------------     ----------------------------
   Total Interest Income                                                  15,486          12,273           30,659          24,241

INTEREST EXPENSE
 Deposits                                                                  6,447           4,439           12,118           8,720
 Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase                                      1,072             528            2,263             934
  Note Payable                                                               113               0              223               0
  Other Borrowed Funds                                                        38              31               90              68
  Federal Home Loan Bank Advances                                            117              85              236             151
                                                                      ----------------------------     ----------------------------
   Total Interest Expense                                                  7,787           5,083           14,930           9,873
                                                                      ----------------------------     ----------------------------
   NET INTEREST INCOME                                                     7,699           7,190           15,729          14,368
Provision for Loan Losses                                                    593             641            1,169           1,320
   Net Interest Income after Provision                                ----------------------------     ----------------------------
     for Loan Losses                                                       7,106           6,549           14,560          13,048
NON-INTEREST INCOME
 Trust Fees                                                                  550             507            1,100           1,013
 Service Charges on Deposit Accounts                                         577             431            1,157             853
 Security (Losses) Gains                                                     (12)              3              (67)             50
 Other                                                                       637             274            1,069             510
                                                                      ----------------------------     ----------------------------
   Total Non-Interest Income                                               1,752           1,215            3,259           2,426
NON-INTEREST EXPENSE
 Salaries and Employee Benefits                                            2,871           2,504            5,805           4,896
 Net Occupancy                                                               697             625            1,422           1,240
 Assessment on Deposits and Other Taxes                                      539             491            1,065             972
 Professional Services                                                       336             295              716             590
 Equipment                                                                   382             289              719             601
 Data Processing Services                                                    258             262              539             563
 Amortization of Goodwill and Other Intangibles                              250             178              500             356
 Other                                                                     1,096             976            2,279           1,978
                                                                      ----------------------------     ----------------------------
   Total Non-Interest Expense                                              6,429           5,620           13,045          11,196
                                                                      ----------------------------     ----------------------------
Income before Federal Income Taxes                                         2,429           2,144            4,774           4,278
Income Tax Expense                                                           614             558            1,228           1,113
                                                                      ----------------------------     ----------------------------
NET INCOME                                                                $1,815          $1,586           $3,546          $3,165
Preferred Stock Dividends                                                   (269)           (269)            (538)           (539)
                                                                      ----------------------------     ----------------------------
Net Income Applicable to Common Stock                                     $1,546          $1,317           $3,008          $2,626
                                                                      ============================     ============================

Per Common Share Data:
   Primary Earnings                                                        $0.61           $0.53            $1.19           $1.05
   Fully Diluted Earnings                                                  $0.54           $0.48            $1.06           $0.96
   Dividends Declared                                                      $0.19           $0.16             0.38            0.32
 Weighted Average Number of
   Primary Common Shares Outstanding                                   2,528,432       2,506,287        2,524,136       2,504,061

CONSOLIDATED STATEMENTS OF CASH FLOWS
SECOND BANCORP, INC. and SUBSIDIARY

                                                                          For the Six Months Ended June 30
                                                                          --------------------------------
(Dollars in Thousands)                                                         1995               1994
----------------------------------------------------------------------    -------------      -------------
OPERATING ACTIVITIES
----------------------------------------------------------------------
  Net Income                                                                   $3,546              $3,165
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
    Provision for Loan Losses                                                   1,169               1,320
    Provision for Depreciation                                                    530                 459
    Provision for Amortization of Intangibles                                     500                 356
    Goodwill Disposed of from Sale of Student Loans                                 0                  82
    Amortization of Investment Discount and Premium                               358                 945
    Amortization of Time Deposits with Banks and Other
      Interest Bearing Assets Discount and Premium                                  0                 (13)
    Deferred Income Taxes                                                         (97)               (841)
    Securities Losses (Gains)                                                      66                 (48)
    Other Gains, net                                                             (150)                (47)
    Decrease in Interest Receivable                                                44               1,363
    Increase in Interest Payable                                                  822                 138
    Originations of Loans Held-for-Sale                                       (11,174)             (7,153)
    Proceeds from Sale of Loans Held-for-Sale                                   7,106              30,213
    (Increase) in Other Assets                                                (10,217)             (1,635)
    (Decrease) Increase in Other Liabilities                                     (548)              1,294
                                                                            ----------         ----------
    Net Cash (Used by) Provided by Operating Activities                        (8,045)             29,598

INVESTING ACTIVITIES
----------------------------------------------------------------------
  Proceeds from Maturities of Securities - Held-to Maturity                     9,035               7,592
  Proceeds from Maturities of Securities - Available-for-Sale                   7,522               8,353
  Proceeds from Sales of Securities - Held-to-Maturity                          1,991                   0
  Proceeds from Sales of Securities - Available-for-Sale                       24,150              28,097
  Purchases of Securities - Held-to-Maturity                                     (250)            (47,677)
  Purchases of Securities - Available-for-Sale                                (20,096)            (16,866)
  Net Decrease in Time Deposits with
    Banks and Other Interest Bearing Assets                                         0               1,007
  Net Increase in Revolving Credit Receivables                                   (339)                (50)
  Net Increase in Loans                                                       (22,483)            (16,445)
  Net Increase in Premises and Equipment                                         (419)               (668)
                                                                           ----------          ----------
    Net Cash Used by Investing Activities                                        (889)            (36,657)

FINANCING ACTIVITIES
----------------------------------------------------------------------
  Net (Decrease) Increase in Demand Deposits, Insured
    Money Market and Interest Checking Accounts, and
    Savings Deposits                                                          (11,349)             10,128
  Net Increase (Decrease) in Time Deposits                                     37,045              (4,079)
  Net (Decrease) Increase in Federal Funds Purchased
    and Securities Sold Under Agreements
    to Repurchase                                                             (21,215)              8,388
  Net Increase (Decrease) in Borrowings                                         2,326                  (4)
  Net (Repayments) Advances from Federal Home Loan Bank                          (174)              4,933
  Cash Dividends                                                               (1,494)             (1,338)
  Issuance of Common Stock                                                        173                 182
                                                                           ----------          ----------
    Net Cash Provided by Financing Activities                                   5,312              18,210
                                                                           ----------          ----------
    (Decrease) Increase in Cash and Cash Equivalents                           (3,622)             11,151
Cash and Cash Equivalents at Beginning of Year                                 30,546              22,121
                                                                           ----------          ----------
    Cash and Cash Equivalents at End of Year                                  $26,924             $33,272
                                                                           ==========          ==========

Supplementary Cash Flow Information: Cash paid for 1) Federal income taxes - $1,770,000 and $2,279,480 for the six months ended June 30, 1995 and 1994, respectively and 2) Interest - $14,108,000 and $9,735,000 for the six months ended June 30, 1995 and 1994, respectively 3) FAS 115 mark to market adjustments on the Available-for-Sale portfolio totaled $3,039,000 and $(2,730,000) for the six months ended June 30, 1995 and 1994 , respectively, with a resulting period end unrealized holding loss adjustment of $814,000 and $1,802,000, respectively.

SECOND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                      Unrealized
(Dollars in Thousands)                             Preferred           Common           Holding         Retained
                                                     Stock              Stock           Losses          Earnings           Total
                                               ----------------------------------------------------------------------------------
Balance, December 31, 1993                            $13,235          $12,763               $0          $28,364          $54,362
  Net Income                                                                                               6,643            6,643
  Cash Dividends Declared
       Common Stock                                                                                       (1,601)          (1,601)
       Preferred Stock                                                                                    (1,078)          (1,078)
  Issuance of Common Stock - Dividend
      Reinvestment Plan                                                    342                                                342
  Exercise of Stock Options                                                 35                                                 35
  Adjustment to Unrealized Gains (Losses) on
    Available-for-Sale securities, net of tax                                            (2,820)                           (2,820)
                                               ----------------------------------------------------------------------------------
Balance, December 31, 1994                             13,235           13,140           (2,820)          32,328           55,883
  Net Income                                                                                               3,546            3,546
  Cash Dividends Declared
       Common Stock                                                                                         (956)            (956)
       Preferred Stock                                                                                      (538)            (538)
  Issuance of Common Stock - Dividend
      Reinvestment Plan                                                    173                                                173
  Conversion of Preferred Stock to
    Common Stock                                          (72)              72                                                  0
  Adjustment to Unrealized Gains (Losses) on
    Available-for-Sale securities, net of tax                                             2,006                             2,006
                                               ----------------------------------------------------------------------------------
Balance, June 30, 1995                                $13,163          $13,385            ($814)         $34,380          $60,114
                                               ==================================================================================

SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1995



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.



NOTE B - PER SHARE DATA

The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period, as restated for the three for two stock split effective May 1, 1995.



NOTE C -  FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT 114,
"ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF LOANS".

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

NOTE D - FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT 122,
"ACCOUNTING FOR MORTGAGE SERVICING RIGHTS".

Effective April 1, 1995, the Company adopted Financial Accounting Standards Board Statement 122 (FAS No. 122), "Accounting for Mortgage Servicing Rights" an amendment to FAS No. 65. FAS No. 122 requires, when mortgage loans are sold and servicing is retained, a portion of the cost of originating a mortgage loan to be allocated to the mortgage servicing rights based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights, the Company used a valuation model that calculates the present value of future cash flows, incorporating, among other factors, the estimated future net servicing income, the discount rate and prepayment speeds. FAS No. 122 prohibits retroactive application to 1994. Accordingly, the Company's financial statement reporting for 1994 was accounted for under the original FAS No. 65.

The impact of FAS No. 122 on second quarter 1995 results was an increase to net income of $53,000 or $.02 per fully diluted share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Bancorp, Incorporated (the "Company") achieved net income of $1,815,000 for the second quarter of 1995, 14.4% higher than the $1,586,000 earned during the same period last year. On a per share basis, as restated to reflect the three for two stock split of May 1, 1995, primary earnings for the quarter were $.61, up from the $.53 per share reported for the second quarter, 1994. Fully diluted earnings per share were $.54 for the first quarter of 1995, 12.5% greater than the $.48 per share reported for the same period in 1994. Return on assets (ROA) and return on equity (ROE) were .90% and 13.57% respectively for the second quarter of 1995 compared to .92% and 12.78% for last year's second quarter.

For the first six months of 1995, net income was $3,546,000, or 12.0% greater than the $3,165,000 reported as net income for the first half of 1994. Primary earnings per share were $1.19 for the first six months of 1995 compared to $1.05 for the first six months of 1994. Similarly, fully diluted earnings per share increased from $.96 for the first six months of 1994 to $1.06 for the same period of 1995. ROA and ROE were .89% and 13.47%, respectively for the first half of 1995, compared to .93 and 12.67% for the same period of 1994.

The increase in net income for the second quarter of 1995 was largely due to a 7% increase in net interest income totaling $509,000 along with a $552,000 increase in non-interest income. The increase in net interest income to $7,699,000 for the second quarter can be attributed to a 14.9% increase in average earning assets to $747,098,000 for the most current quarter offset partially by a decrease in net interest margin from 4.58% for the second quarter of 1994 to 4.30% for the latest quarter. The decrease in the net interest margin resulted from a steep increase in interest rates caused by Federal Reserve Bank efforts during the last year to slow the economy and control inflation coupled with the Company's negative short term interest rate gap position. The increased short term rates have flattened the yield curve and increased deposit costs faster and greater than assets could reprice.

Non-interest income showed significant improvement over the past year. DDA service charge income increased by $146,000, or 34%, over the second quarter of 1994 while other income improved by 132% or $363,000 as the Company generated increased income from loan sales, new income programs and a bank owned life
insurance used to offset future benefit costs.   Security sales for the quarter
resulted in a $12,000 loss compared to a $3,000 gain for the second quarter of 1994.

Second quarter 1995 expenses increased 14.4% over 1994's second quarter, in line with Second Bancorp's asset growth during that period. Assets totaled $798,327,000 as of June 30 , 1995, 14.8% greater than the $695,580,000 reported for the same date a year ago. The third quarter 1994 acquisition of four Portage County, Ohio branches from the Resolution Trust Corporation was primarily responsible for a 14.7% increase in salaries and benefits, an 11.5% increase in net occupancy expense and a 40% increase in amortization of goodwill and other intangible expenses. Expenses are expected to stabilize as the Company completes consolidation of the acquired branches allowing its net overhead ratio to continue its recent improvement.

The Company's asset quality position remained strong with its reserve for loan losses standing at 1.14% of total loans at the end of the second quarter and its non-performing loans representing only .93% of quarter-end loans. The Company's coverage ratio at the end of second quarter of 1995 was 123%, 5 percentage points higher than at the end of the first quater of 1995. Net charge-offs averaged an annualized .58% of total loans for the quarter which is slightly greater than the Company's low charge-off levels for the last two
years.   The charge-off activity for the second quarter of 1995 represented a quick and healthy response to a limited number of recent credit problems. Management expects net charge-offs for the year to average near or slightly higher than the .34% ratio experienced in both 1993 and 1994.

Loan growth remains strong with commercial loans increasing by 17.1% to exceed $260 million at the end of the second quarter from a year ago, while total earning assets have increased by 14.1% and now represent 92.6% of total assets. Shareholders' equity has increased by 10.2% over the same period, with retained earnings increasing by 13.9%. Unrealized holding losses were $814,000 as of June 30, 1995 which is an decrease of almost $1,000,000 in unrealized losses as of June 30, 1994. The tier I leverage ratio was 7.03% as of June 30, 1995, down from 7.69% as of the same date in 1994 due to the steep increase in assets associated with the above mentioned acquisition. Similarly, risk based capital decreased from 11.40% as of June 30, 1994 to 10.73% as of the end of the most recent quarter.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

   (a)  Second Bancorp, Incorporated's Annual Shareholders Meeting was held on May 9, 1995.
   (b) Proxies were solicited by Second Bancorp, Incorporated's management pursuant to Regulation 14 under Securities Exchange Act of 1934.
        Elected to serve as a director until the 1997 Annual Shareholders Meeting were the management's nominees Norman C. Harbert, John L. Pogue and R. J. Wean, III. Directors who were not up for re-election but continue to serve as directors include Alan G. Brant, John A. Anderson, John C. Gibson and Robert J. Webster.
   (c)  (1)     The results of the voting for directors were as follows:
                Norman C. Harbert - 2,008,068.3374 votes,  John L. Pogue  -
                2,005,764.1984 votes and R. J. Wean, III - 1,997,163.8146 votes.
        (2)     Also voted upon at the meeting was an issue ratifying Ernst &
                Young, LLP  as independent Certified Public Accountants of
                Second Bancorp, Incorporated. The vote was 2,019,905.3374 for;
                2,190 against and 12,747 abstaining.

   (d)  Not applicable.

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

 (11) Statement re: computation of earnings per share

 (27) Financial Data Schedule

The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SECOND BANCORP, INC.


Date: August 11, 1995                   /s/ David L.  Kellerman
      ---------------                   -----------------------
                                        David L. Kellerman, Treasurer

                                        Signing on behalf of the registrant and
                                        as principal accounting officer and
                                        principal financial officer.