Form 10-Q
period 1995-09-30
SECOND BANCORP INC
filed 1995-11-13
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended September 30, 1995

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period       to
                                               ------   ------
Commission file number: 0-15624
                        -------

                        SECOND BANCORP, INCORPORATED
             -----------------------------------------------------
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

                                                           Yes  X  No
                                                              ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value -- 2,557,926 shares outstanding as of October 31, 1995.

                      SECOND BANCORP, INC. AND SUBSIDIARY

                                     INDEX
                                                                            Page
                                                                          Number
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
        September 30, 1995 and 1994 and December 31, 1994 ....................3

Consolidated statements of income -
        Three months and nine months ended September 30, 1995 and 1994   ...  4

Consolidated statements of cash flows -
        Nine months ended September 30, 1995 and 1994........................ 5

Consolidated statement of shareholders' equity -
        Year ended December 31, 1994 and
                         nine months ended September 30, 1995      ...........6

Notes to consolidated financial statements - September 30, 1995 ............7-8

Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of Operations .. 9-11


PART II. OTHER INFORMATION

     Item 1.          Legal Proceedings ..................................12
     Item 2.          Changes in Securities    ...........................12
     Item 3.          Defaults upon Senior Securities.....................12
     Item 4.          Submission of Matters to a Vote of Security
                                    Holders.............................. 12
     Item 5.          Other Information ..................................12
     Item 6.          Exhibits and Reports on Form 8-K   .................12

     SIGNATURES       ....................................................13

     Statement 11 Re: Computation of Earnings Per Share...................14

     Schedule 27      ....................................................15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
SECOND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                      September 30             December 31       September 30
                                                                 1995                   1994                 1994
--------------------------------------------------------------------------------------------------------------------------
ASSETS                                                       (unaudited)                 (*)            (unaudited)
--------------------------------------------------------------------------------------------------------------------------
Cash and Demand Balances Due from Banks                         $35,242                 $30,546           $30,640
Federal Funds Sold                                                    0                        0           22,000
Securities:
  Held-to-Maturity (market value $123,631,
      $135,631 and $120,252, respectively)                      121,074                  140,260          122,602
  Available-for-Sale                                             94,131                   86,953           90,668
                                                               --------                  -------          -------
    Total Securities                                            215,205                  227,213          213,270
Loans:
  Commercial                                                    268,363                  238,053          230,446
  Consumer                                                      199,195                  202,343          196,101
  Real Estate                                                    65,482                   65,502           60,414
  Real Estate Loans Held-for-Sale                                 1,403                        0                0
                                                               --------                  -------          -------
    Total Loans                                                 534,443                  505,898          486,961
    Reserve for Loan Losses                                       6,278                    6,126            6,248
                                                               --------                  -------          -------
    Net Loans                                                   528,165                  499,772          480,713

Premises and Equipment                                            6,097                    5,765            4,754
Accrued Interest Receivable                                       5,282                    4,828            4,162
Goodwill and Intangible Assets                                    4,815                    5,565            5,854
Other Assets                                                     21,825                   13,500           14,819
                                                               --------                 --------         --------
         Total Assets                                          $816,631                 $787,189         $776,212
                                                               --------                 --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Liabilities:
  Demand Deposits (non-interest bearing)                        $77,368                  $83,486          $79,591
  Insured Money Market and Interest
    Checking Accounts                                           118,334                  116,935          112,474
  Savings Deposits                                              120,170                  129,791          132,625
  Time Deposits                                                 327,361                  285,551          306,045
                                                                -------                  -------          -------
    Total Deposits                                              643,233                  615,763          630,735

  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                     89,618                   94,758           67,233
  Note Payable                                                    5,000                    5,000                0
  Borrowed Funds                                                  5,761                    3,668           10,535
  Federal Home Loan Bank Advances                                 7,486                    7,748            7,832
  Accrued Expenses and Other Liabilities                          4,014                    4,369            4,410
                                                                -------                  -------          -------
    Total Liabilities                                           755,112                  731,306          720,745

Shareholders' Equity:
  Preferred Stock, no par value;
    Series A: 1,500,000 shares authorized, 718,750 shares
      issued and 714,850, 718,750 and 718,750 shares
      outstanding, respectively                                  13,163                   13,235           13,235
    Series B: authorized 1,500,000 shares                             0                        0                0
  Common Stock, no par value; 10,000,000
    shares authorized and 2,529,267 and 2,509,316
    and 2,503,197 shares issued, respectively                    13,546                   13,140           13,038
  Unrealized Holding Losses                                        (684)                  (2,820)          (2,023)
  Retained Earnings                                              35,494                   32,328           31,217
                                                               --------                 --------         --------
    Total Shareholders' Equity                                   61,519                   55,883           55,467
                                                               --------                 --------         --------
      Total Liabilities and
        Shareholders' Equity                                   $816,631                 $787,189         $776,212
                                                               --------                 --------         --------

(*) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

SECOND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)                        For the Three Months           For the Nine Months
                                                                      Ended September 30            Ended September 30
                                                                     ----------------------        ----------------------
                                                                      1995         1994             1995         1994
                                                                     ----------------------        ----------------------
INTEREST INCOME
 Loans (including fees):
   Taxable                                                             $12,384      $10,350          $35,845      $29,901
   Exempt from Federal Income Taxes                                        209          193              646          559
 Investment Securities:
   Taxable                                                               2,703        2,161            8,315        5,595
   Exempt from Federal Income Taxes                                        398          448            1,228        1,212
 Federal Funds Sold                                                        103           77              422          189
 Time Deposits in Banks and Other
   Interest Bearing Assets                                                   0            0                0           14
                                                                     ----------------------------------------------------
   Total Interest Income                                                15,797       13,229           46,456       37,470

INTEREST EXPENSE
 Deposits                                                                6,565        4,671           18,683       13,391
 Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase                                    1,018          759            3,281        1,693
  Note Payable                                                             111            0              334            0
  Other Borrowed Funds                                                      51           48              141          116
  Federal Home Loan Bank Advances                                          116          109              352          260
                                                                     ----------------------------------------------------
   Total Interest Expense                                                7,861        5,587           22,791       15,460
                                                                     ----------------------------------------------------
   NET INTEREST INCOME                                                   7,936        7,642           23,665       22,010

Provision for Loan Losses                                                  709          570            1,878        1,890
                                                                     ----------------------------------------------------
   Net Interest Income after Provision
     for Loan Losses                                                     7,227        7,072           21,787       20,120
NON-INTEREST INCOME
 Trust Fees                                                                555          506            1,655        1,519
 Service Charges on Deposit Accounts                                       630          508            1,787        1,361
 Security (Losses) Gains                                                     0          (20)             (67)          30
 Other                                                                     582          266            1,651          776
                                                                     ----------------------------------------------------
   Total Non-Interest Income                                             1,767        1,260            5,026        3,686
NON-INTEREST EXPENSE
 Salaries and Employee Benefits                                          3,043        2,645            8,848        7,541
 Net Occupancy                                                             797          648            2,219        1,888
 Assessment on Deposits and Other Taxes                                    445          511            1,510        1,483
 Professional Services                                                     313          341            1,029          931
 Equipment                                                                 328          258            1,047          859
 Data Processing Services                                                  245          274              784          837
 Amortization of Goodwill and Other Intangibles                            250          202              750          558
 Other                                                                   1,052        1,135            3,331        3,113
                                                                     ----------------------------------------------------
   Total Non-Interest Expense                                            6,473        6,014           19,518       17,210
                                                                     ----------------------------------------------------

Income before Federal Income Taxes                                       2,521        2,318            7,295        6,596
Income Tax Expense                                                         654          622            1,882        1,735
                                                                     ----------------------------------------------------
NET INCOME                                                              $1,867       $1,696           $5,413       $4,861
Preferred Stock Dividends                                                 (268)        (270)            (806)        (809)
                                                                     ----------------------------------------------------
Net Income Applicable to Common Stock                                   $1,599       $1,426           $4,607       $4,052
                                                                     ====================================================
Per Common Share Data:
   Primary Earnings                                                      $0.63        $0.57            $1.82        $1.61
   Fully Diluted Earnings                                                $0.56        $0.51            $1.62        $1.47
   Dividends Declared                                                    $0.19        $0.16             0.57         0.48
 Weighted Average Number of
   Primary Common Shares Outstanding                                 2,550,128    2,511,579        2,534,301    2,506,677

CONSOLIDATED STATEMENTS OF CASH FLOWS
SECOND BANCORP, INC, and SUBSIDIARY

                                                                    For the Nine Months Ended September 30
                                                                    --------------------------------------
(Dollars In Thousands)                                                    1995                    1994
 --------------------                                                     ----                    ----
OPERATING ACTIVITIES
---------------------------------------------------------
 Net Income                                                               $5,413                    $4,861
 Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
   Provision for Loan Losses                                               1,878                     1,890
   Provison for Depreciation                                                 792                       691
   Provision for Amortization  of Intangibles                                750                       558
   Goodwill Disposed from Sale of Student Loans                                0                        82
   Amortization of Investment Discount and Premium                           462                     1,234
   Amortization of Time Deposit with Banks and Other
    Interest Bearing Assets Discount and Premium                               0                       (13)
   Deferred Income Taxes                                                    (116)                   (1,174)
   Securities Losses (Gains)                                                  67                       (30)
   Other Gains, net                                                         (167)                      (45)
   (Increase) Decrease in Interest Receivable                               (454)                      922
   Increase in Interest Payable                                              935                       637
   Originations of Loans Held-for-Sale                                   (14,642)                   (7,153)
   Proceeds from Sale of Loans Held-for-Sale                              13,181                    32,587
   (Increase) in Other Assets                                             (9,306)                   (3,555)
   (Decrease) Increase in Other Liabilities                               (1,290)                      361
                                                                      ------------------------------------
   Net Cash (Used by) Provided by Operating Activities                    (2,497)                   31,853

INVESTING ACTIVITIES
---------------------------------------------------------
 Proceeds from Maturities of Securities - Held-to-Maturity                17,209                     8,623
 Proceeds from Maturities of Securities - Available-for-Sale              29,102                    10,579
 Proceeds from Sales of Securities - Held-to-Maturity                      1,991                         0
 Proceeds from Sales of Securities - Available-for-Sale                   24,360                    36,062
 Purchase of Securities - Held-to-Maturity                                  (250)                  (73,842)
 Purchase of Securities - Available-for-Sale                             (57,700)                  (35,245)
 Net Decrease in Time Deposits with
   Banks and Other Interest Bearing Accounts                                   0                     1,007
 Deposits Acquired - Branch Acquisitions                                       0                    65,945
 Premium Paid for Acquired Deposits                                            0                    (3,112)
 Net Increase in Revolving Credit Receivables                               (962)                        0
 Net Increase in Loans                                                   (27,696)                  (42,155)
 Net Increase in Premises and Equipment                                   (1,109)                   (1,052)
                                                                      ------------------------------------
   Net Cash Used by Investing Activities                                 (15,055)                  (33,190)

FINANCING ACTIVITIES
---------------------------------------------------------
 Net (Decrease) Increase in Demand Deposits, Insured
   Money Market and Interest Checking Accounts, and
   Savings Deposits                                                      (14,340)                   11,260
 Net Increase (Decrease) in Time Deposits                                 41,810                    (1,350)
 Net (Decrease) Increase in Federal Funds Purchased
   and Securities Sold Under Agreements
   to Repurchase                                                          (5,140)                   12,279
 Net Increase In Borrowings                                                2,093                     4,536
 Net (Repayments) Advances from Federal Home Loan Bank                      (262)                    6,864
 Cash Dividends                                                           (2,247)                   (2,008)
 Issuance of Common Stock                                                    334                       275
                                                                      ------------------------------------
   Net Cash Provided by Financing Activities                              22,248                    31,856
                                                                      ------------------------------------
   Increase in Cash and Cash Equivalents                                   4,696                    30,519
                                                                      ------------------------------------
Cash and Cash Equivalents at Beginning of Year                            30,546                    22,121
                                                                      ------------------------------------
   Cash and Cash Equivalents at End of Period                            $35,242                   $52,640
                                                                      ====================================

Supplementary Cash Flow Information: Cash paid for 1) Federal income taxes - $2,370,000 and $2,979,000 for the nine months ended September 30, 1995 and 1994, respectively and 2) Interest - $21,856,000 and $14,789,000 for the nine months ended September 30, 1995 and 1994, respectively 3) FAS 115 mark to market adjustments on the Available-for-Sale portfolio totaled $2,029,000 and $(3,065,000) for the nine months ended September 30, 1995 and 1994, respectively, with a resulting period end unrealized holding loss adjustment of $684,000 and $2,023,000, respectively.

SECOND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 Unrealized
(Dollars in Thousands)                  Preferred      Common      Holding         Retained
                                          Stock        Stock        Losses         Earnings            Total
                                        ----------    --------   -----------   --------------      --------------
Balance, December 31, 1993                   $13,235   $12,763            $0         $28,364              $54,362
  Net Income                                                                           6,643                6,643
  Cash Dividends Declared
       Common Stock                                                                   (1,601)              (1,601)
       Preferred Stock                                                                (1,078)              (1,078)
  Issuance of Common Stock - Dividend
      Reinvestment Plan                                    342                                                342
  Exercise of Stock Options                                 35                                                 35
  Adjustment to Unrealized Gains (Losses) on
    Available-for-Sale securities,
      net of tax                                                      (2,820)                              (2,820)
                                        ------------    ------        -------         ------              -------

Balance, December 31, 1994                    13,235    13,140        (2,820)         32,328               55,883
  Net Income                                                                           5,413                5,413
  Cash Dividends Declared
       Common Stock                                                                   (1,441)              (1,441)
       Preferred Stock                                                                  (806)                (806)
  Issuance of Common Stock - Dividend
      Reinvestment Plan                                    301                                                301
Exercise of Stock Options                                   33                                                 33
  Conversion of Preferred Stock to
    Common Stock                                 (72)       72                                                  0
  Adjustment to Unrealized Gains (Losses) on
    Available-for-Sale securities, net of tax                          2,136                                2,136
                                            --------   -------         ------        -------              -------
Balance, September 30, 1995                  $13,163   $13,546         ($684)        $35,494              $61,519
                                            ========   =======         =====         =======               ======

SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1995



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.



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

The company's definition of impaired loans includes non-accrual and past due loans. The reserve for loan losses related to impaired loans was approximately $275,000.

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

The impact of FAS No. 122 on second and third quarter 1995 results was an increase to net income of $53,000 and $31,000 or $.02 and $.01 per fully diluted share, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Second Bancorp, Incorporated, (the "Company") is a one-bank holding company which owns The Second National Bank of Warren (the "Bank"), a Warren, Ohio based commercial bank. Operating through twenty-six branches and one loan production office, the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a five county area in northeastern Ohio.

The Bank focuses its marketing efforts primarily on local independent and professional firms and individuals who are the owners and principals of such firms. The Bank has emphasized commercial lending and market area expansion.


FINANCIAL CONDITION

At September 30, 1995, the Company had consolidated total assets of $817 million, deposits of $643 million and shareholders' equity of $62 million. Since September 30, 1994, total assets have grown by 5%. Loan growth remains strong with commercial loans increasing by 16% to exceed $268 million at the end of the third quarter from a year ago, while total earning assets have increased by 4% and now total $750 million or 91.8% of total assets. To accommodate the demand for commercial lending , the Company deceased balances in consumer loans and securities over the past year.

Funding growth has primarily been generated through time deposits and repurchase agreements. While deposits have increased by 2% over the past year, time deposits have increased by 7% to $327 million. Repurchase agreements have increased by 33% from a year ago to total $90 million.


RESULTS OF OPERATIONS

GENERAL. The Company achieved net income of $1,867,000 for the third quarter of 1995, 10% higher than the $1,696,000 earned during the same period last year. On a per share basis, as restated to reflect the three for two stock split of May 1, 1995, primary earnings for the quarter were $.63, up from the $.57 per share reported for the third quarter of 1994. Fully diluted earnings per share were $.56 for the third quarter of 1995, 10% greater than the $.51 per share reported for the same period in 1994. Return on assets (ROA) and return on equity (ROE) were .93% and 13.61% respectively for the third quarter of 1995 compared to .94% and 13.58% for last year's third quarter.

For the first nine months of 1995, net income was $5,413,000, or 11% greater than the $4,861,000 reported as net income for the first three quarters of 1994. Primary earnings per share were $1.82 for the first nine months of 1995 compared to $1.61 for the same period of 1994. Similarly, fully diluted earnings per share increased from $1.47 for the first nine months of 1994 to $1.62 for the same period of 1995. ROA and ROE were .90% and 13.52%, respectively for the first three quarters of 1995, compared to .93% and 12.98% for the same period of 1994.

NET INTEREST INCOME. The increase in net income for the third quarter of 1995 was in part due to a 4% increase in net interest income. Net interest income was $7,936,000 for the third quarter of 1995 while net interest income for the same period of 1994 was $7,642,000. The increase in net interest income for the third quarter can be attributed to a 10% increase in average earning assets to $744,516,000 for the most recent quarter offset partially by a decrease in net interest margin from 4.72% for the third quarter of 1994 to 4.43% for the latest quarter. The net interest margin for the third quarter was an improvement from the 4.30% net interest margin reported for the second quarter of 1995.

For the first nine months of 1995, net interest income was $23,665,000, or 7.5% greater than the same period for 1994. Average earning assets increased by 14% since last year to $745,617,000. Net interest margin for the first three quarters of 1995 was 4.40% compared to 4.66% for the same period in 1994.

NON-INTEREST INCOME. Non-interest income showed significant improvement over the past year. For the third quarter of 1995, deposit service charge income increased by $122,000, or 24%, over the third quarter of 1994 while other income improved by 219% or $316,000 as the Company generated increased income from loan sales, new income programs and a bank owned life insurance program used to offset future benefit costs. There were no security sales for the quarter compared to sales that generated a $20,000 loss for the third quarter of 1994.

On a year-to-date basis, non-interest income has increased by 36% to $5,026,000. Deposit service charges have increased by 31% to $1,787,000 while other income increased by 113% to $1,651,000. Security transactions generated a $67,000 loss for the first nine months of 1995 compared to a $30,000 gain for the same period in 1994.

NON-INTEREST EXPENSE. Third quarter 1995 expenses increased 7.6% over 1994's third quarter. Increases in the categories of salaries and employee benefits, net occupancy, equipment and amortization of goodwill and other intangibles were all directly related to the late third quarter 1994 acquisition of four Portage County, Ohio branches from the Resolution Trust Corporation. The remaining four major expense categories all showed decreases from the third quarter 1994 totals. On a year-to-date basis, non-interest expenses total $19,518,000, or 13% greater than the first nine months of 1994.

ASSET QUALITY. The Company's asset quality position remained strong with its reserve for loan losses standing at 1.17% of total loans at the end of the third quarter and its non-performing loans representing only .93% of quarter-end loans. The Company's coverage ratio at the end of second quarter of 1995 was 126%, 3 percentage points higher than at the end of the second quater of 1995. Net charge-offs averaged an annualized .37% of total loans for the quarter which is in line with the Company's charge-off levels for the last
two years.   Annualized net charge-offs for the first nine months are .44% as compared to .29% for the same period of 1994. An increase in consumer loans charge-offs is primarily responsible for the increase.

LIQUIDITY AND CAPITAL RESOURCES. The Company provides funds for asset growth, deposit withdrawals and other liability maturities through maturing securities, payments made on loans, and through the acquisition of new deposits. The Company also has the ability to borrow in excess of $20 million in overnight funds through correspondent banks to satisfy short-term liquidity needs.

Shareholders' equity has increased by 11% over the past year, with retained earnings increasing by 14%. Unrealized holding losses were $684,000 as of September 30, 1995 which is an improvement of over $1,300,000 since September 30, 1994. The tier I leverage ratio was 7.07% as of September 30, 1995, up from 6.70% as of the same date in 1994. Similarly, risk based capital ratio increased from 10.85% as of September 30, 1995 to 11.00% as of the end of the most recent quarter.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

(a) - (d)   Second Bancorp, Incorporated's Annual Shareholders Meeting was held on May 9, 1995. The results of the votes on the matters presented to shareholders was reported in the June 30, 1995 Form 10-Q.

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

(11) Statement re: computation of earnings per share

The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SECOND BANCORP, INC.


Date: November 10, 1995                /s/ David L.  Kellerman
                                       --------------------------------
                                       David L. Kellerman, Treasurer

                                       Signing on behalf of the registrant and
                                       as principal accounting officer and
                                       principal financial officer.