Form 10-K405
period 1995-12-31
SECOND BANCORP INC
filed 1996-03-29
CIK 803112

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----  ACT OF 1934 FOR THE FISCAL ENDED DECEMBER 31, 1995

      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 FOR THE FISCAL ENDED DECEMBER 31, 1995

Commission File Number: 0-15624

                         SECOND BANCORP, INCORPORATED
              (Exact name of registrant as specified in charter)

              OHIO                                       34-1547453
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                      Identification No.)

       108 MAIN AVENUE SW, WARREN, OHIO                      44482
 (Address of principal executive offices)                  (Zip Code)

 Registrant's telephone number, including area code:     (330) 841-0123

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                Name of each exchange
                Title of each class               on which registered
                -------------------               -------------------
                      None                               None


         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          Common Stock, no par value
    $1.50 Cumulative Convertible Preferred Stock, Series A-1, no par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                   No
                     -----                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 as reported on the NASDAQ National Market System, was approximately $91,203,171. Shares of Common Stock and $1.50 Cumulative Convertible Preferred Stock, Series A-1 held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock or $1.50 Cumulative Convertible Preferred Stock, Series A-1 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 1996, registrant had outstanding 2,665,587 shares of Common
Stock

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held on May 14, 1996 are incorporated by reference into Part III.

================================================================================

                                     PART I.

ITEM 1. BUSINESS

General

Second Bancorp, Incorporated, (the "Company") is a one-bank holding company which owns The Second National Bank of Warren (the "Bank"), a Warren, Ohio based commercial bank. Operating through twenty-five branches and one loan production office, the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a five county area in northeastern Ohio. At December 31, 1995, the Company had consolidated total assets of 834 million , deposits of $658 million and shareholders' equity of $66 million. At June 30, 1995, the Bank had the highest market share in Trumbull County, Ohio, the fourth highest market share in Ashtabula County, Ohio and the fourth highest market share in Portage County, Ohio with 14.7%, 10.0% and 10.4% of all bank, thrift and credit union deposits, respectively, according to an independent survey.

The Bank focuses its marketing efforts primarily on local independent commercial and professional firms, the individuals who are the owners and principals of such firms as well as the low-to-moderate to upper income retail customers in the Bank's trade areas. In recent years, the Company has emphasized increased commercial and direct consumer and real estate lending and market area expansion. The Bank has de-emphasized its previous focus on indirect consumer loan lending through local automobile dealers.

Retail Banking

Second National Bank continued market expansion in 1995, increasing the size of our network to a total of 25 branches and one loan production office in five Ohio counties. By opening two full-service branches in the growing communities of Austintown and Stow, we expanded our presence and opportunities for increased market share in the southern portion of our market area.

Austintown, our 25th office, complements Second National offices in Poland, Boardman, and Lordstown, and provides our Mahoning Valley customers with another location for greater convenience. Our 26th office in Stow is the fourth branch in Summit County, bridging Second National offices in Akron, Hudson, and Fairlawn, with six branches in nearby Portage County.

To provide Second National's personalized banking services, both offices are staffed with a retail manager, a commercial lending officer, and customer service representatives. Like all Second National offices, these new branches are community-based, and employees are empowered with lending authority to be more responsive to local customer needs. Our trend-setting branch design, which features sit-down transaction desks, further reinforces Second National's one-on-one banking style.

We also made improvements to several newly acquired branches in Portage County, completing the integration of these offices into the Second National network. Offices in Brimfield, Garrettsville, and Streetsboro were redesigned to be consistent with the style and functionality of other Second National branches. As part of this project, we also installed the only automated teller machine in the Village of Brimfield, meeting a critical need for automated banking services in the area.

Other Second National offices continued to make a positive impact on their local communities in 1995. Our Express Loan Office, located in a low-to-moderate income neighborhood of Warren, surpassed $3 million in loans to the community after a year and a half of operation. This office also continued to serve as a forum for educational opportunities, offering seminars on homebuying and debt management throughout the year.

Our Aurora office was named the 1995 Business of the Year by the Aurora Chamber of Commerce. The business group lauded Second National's leadership, the diversity of our community and civic support, and our efforts to enhance the quality of life in Aurora.

In 1996, a major business development initiative will be to increase market share in Portage County. We also plan to expand our successful Boardman office, which has posted outstanding deposit and loan growth since opening in 1990. The enhanced Boardman office will serve as a hub facility for Second National's growing customer base in Mahoning County.

Products and Services

The introduction of major new products in 1995 broadened the range of financial services offered at Second National Bank and improved our competitive position both now and in the future. Chief among these initiatives was the introduction of Alternative Investment Services, which offers mutual fund and annuity investment opportunities at all Second National locations. This major new product line, offered through DenMark Financial Services, Inc. and The Laughlin Group Advisors, provides Second National with a new source of income and earnings.

The financial partnership of Cleveland's DenMark organization and the Oregon-based Laughlin Group, a registration broker-dealer and member of the NASD and SIPC, offers Second National significant experience and expertise in alternative investment programs, along with superior products and support services. Through the new program, Second National customers have access to nationally recognized, professionally managed mutual funds, including the Putnam Family of Funds and Oppenheimer Funds, and fixed and variable annuity options including issues from American National Life Insurance Company, United of Omaha Life Insurance Company, and the Life of Virginia Insurance Company.

The result of several years of market research studies, the program meets a demonstrated consumer demand within our market area for alternative investments provided by highly qualified professionals. We expect Alternative Investment Services, which complements our Private Banking and Trust services, to enhance our customer relationships and to forge new ones.

 In addition to providing alternative investment services throughout our branch network, we will offer customers an Alternative Investment Center in our Main & Market Office in downtown Warren. Once renovation is complete in early 1996, the Main & Market Office will be a complete Financial Services Center, offering customers convenient access to retail banking, Private Banking, and the Alternative Investment Center.

Check Cards

Second National Bank introduced one of the newest banking services available to customers this year: the Check Card. The MasterMoney and Maestro check cards offer a convenient way to make purchases without using cash or checks. The cards, which access funds in a customer's checking account, can be used as an ATM card and to make purchases at participating vendors.

Second National also established its own merchant credit card program in 1995. With more attractive rates, the new program generated a significant increase in business.

To help parents teach their children the value of savings, we launched the SuperSavers Club for Kids (SM). The savings program, developed in response to market research, offers children 12 years and younger a chance to earn prizes while investing in their future. By year-end, hundreds of children were saving through the new program. Second National's efforts on behalf of the SuperSavers Club received a gold award in the

Ohio Bankers Association annual marketing competition. Our Second Bancorp, Inc., 1994 annual report also received a merit award in the same competition.

Corporate Citizenship

Major initiatives planned for 1996 include the conversion of our Customer Information Center into a Customer Call Center to offer customers greater access to account information and product sales and service.

Utilizing state-of-the-art voice response technology, the Customer Call Center will provide 24-hour automated account information. Customers also will be able to speak directly to customer service representatives about their financial needs during the Center's staffed hours, which will be expanded for greater service and increased sales opportunities.

Lending

By committing as much decision-making authority as possible to our individual markets, Second National Bank has achieved an average annual loan growth of 13 percent since 1986. In 1995, we continued to bolster our lending portfolios by focusing on customer relationships and delivering competitively priced products.

 Commercial lending at Second National continued to grow at a brisk pace, reflecting the skill of the division's lending professionals and a wide range of flexible loan products. Our commercial loan portfolio grew to $269 million in 1995, a 13 percent increase over 1994.

Across-the-board gains in all commercial loan categories included a 27 percent increase in Small Business Administration (SBA) lending, making Second National the 10th largest SBA lender in northern Ohio.

Second National Bank achieved certified lender status from the SBA in 1995 - a designation that enables us to be even more responsive to our commercial customers. We also enthusiastically embraced SBA loan products, including the new Low Documentation and Greenline programs, both of which proved to be an excellent fit for our small business customers.

To provide northeast Ohio farmers with financing for operational improvements, Second National extended loans backed by the Farmers Home Administration (FmHA). As one of the few banks in the area that lend through FmHA, Second National's farm lending reflects the entrepreneurial spirit of the Lending Division and our commitment to the agricultural communities in our market area.

Second National earned several designations in 1995 that significantly expanded our real estate lending capabilities. We became both a Federal Housing Administration (FHA) and a Veterans Administration (VA) lender to make these loan options available to low-to-moderate income homebuyers and American war veterans. We also became an approved lender for the Fannie 97 mortgage, a new product of the Federal National Mortgage Association (Fannie Mae).

To help homebuyers in the financing process, Second National introduced the Mortgage First Pre-Approval Program, which provides customers with pre-approved financing before they start house-hunting. We also participated in the Home Ownership Loan Program, which helps borrowers obtain home financing in Trumbull County. The program offers down payment assistance through the U.S. Department of Housing and Urban Development, the City of Warren, the Trumbull County Home Consortium, and other local financial institutions.

Trust Services

The investment performance of Second National's Trust Department continued to garner industry attention in 1995. Based on the performance of our Fixed Income Fund for Pension Plans, which ranked at or above the top 25 percent of its peer group for returns in one- through 10-year periods, the nationally known investment analysis company Nelson Publications recognized our Trust Department as one of the leading managers of fixed-income investments.

The Trust Department and the Trumbull County Probate Court laid the groundwork for a unique partnership by taking the first steps toward creating Ohio's first and only 'paperless' probate system. The project, to be completed in 1996, will allow our Trust Department and the Probate Court to link personal computers and electronically transmit court filings, statements, and accounting - resulting in a significant reduction in paper flow. Because this collaboration is rare across the country, we expect the system, once successfully implemented, will serve as a model for other bank trust departments.

Technology Migration

Through careful strategic planning, and by working in a partnership with major vendors, Second National has been successfully acquiring the technology necessary to compete in today's financial marketplace. In 1995, Second National continued its migration to the next generation of technology, increasing operational efficiencies, improving sales opportunities, and laying the groundwork for future technological advancements.

To increase our efficiency in teller transaction processing, we installed hardware and software for a new automated branch teller system. A customized branch platform system, to be implemented in 1996, will enable us to further enhance our personal banking services while expanding sales opportunities at all Second National offices.

Other technological improvements included the installation of our automated collections system, a fully integrated relational database, and an optical disc storage solution. With these advanced technologies, we are processing data more efficiently and have more information readily accessible for market and operational analysis.

One of Second National's most promising technological advancements in 1995 was the acquisition of an ACH Origination Module, which offers our corporate customers a 'bank from the office' service. This technology, which will be aggressively marketed in 1996, will allow our Cash Management customers to initiate bank transactions through their personal computers.

In 1996, we will continue to enhance Corporate Services, a growing and increasingly important program at Second National. We will expand staff to service the Summit County market and add new services, including electronic check presentment with controlled disbursements for earlier cash management decisions, and an automatic sweep account, offering improved efficiency in overnight investments.

To continually evaluate new and emerging technologies - and possible applications at Second National - we will create a cross-functional technology review committee in 1996. This multidisciplinary group will monitor and assess technological innovations on an ongoing basis to determine which applications - such as home banking and banking on the Internet - are appropriate for the Second National product line.

Human Resources

With an emphasis on relationship banking, local lending authority, and employee empowerment, the quality of Second National's workforce is more critical than ever. To keep pace with the growth of Second

National, we enhanced our Human Resource Department to better cultivate our employees - each of whom represents a unique combination of talent and skills.

Because finding professionals who share our community banking philosophy is so imperative, we integrated a proven scientific approach into our interview/selection process in 1995. This technique, designed to identify and attract employment candidates who closely match our most successful employees, will be further deployed in 1996.

We also took several steps to ensure that Second National employees are well-trained for the future and motivated to deliver the best customer service possible. We augmented existing incentive programs by instituting several 'peer-driven' employee recognition programs, designed to encourage and reward outstanding performance as determined by employees. Based on the overwhelming success of these programs - the first of which received more than 48,000 award nominations - Second National will continue to formally recognize individual and departmental achievements in 1996.

To gather feedback from employees on their job and workplace satisfaction, we utilized a highly effective market research tool - the focus group - with our own staff. The results of this research dictated important training initiatives this year and will shape our training agenda and other human resource efforts in 1996 and beyond.

Because we realize that many of our employees are also 'customers' who rely on quality service from the Operations Division - the linchpin of all of our banking services - Second National will implement internal service guarantees in 1996. These written agreements will define service expectations between operations and other Second National departments to improve our work quality and efficiency. We also plan to institute a new incentive program for Operations employees similar to those offered in other areas of the Bank, to encourage and reward the outstanding achievements of these important professionals.

Customer Satisfaction

To stay as close as possible to our customers - and to monitor their satisfaction with Second national - we conducted several customer satisfaction studies in 1995 and are pleased to report that our customers ranked Second National higher than national averages for customer satisfaction.

In a survey of our retail customers, our branches were rated 'very good' overall on courtesy, sales, service, professionalism, and operations, with a composite score of 85.7 on a 100-point scale. A survey analysis of our Trust Department revealed that more than 90 percent of our customers were satisfied with their account management and investment returns.

While we continually strive for higher levels of customer satisfaction, these ratings put us well above national averages, including the 1995 American Customer Satisfaction Index (ACSI), which reported a 74% national customer satisfaction rating for commercial banks, and the 1994 American Banking Association/Gallup Organization study that revealed only 65 percent of consumers surveyed were very satisfied with their primary financial institution.

As part of our ongoing customer satisfaction efforts in 1996, we will solicit feedback through retail and real estate customer surveys. The Trust Department will also augment its research efforts by conducting focus groups with trust clients.

Community Support

Second National Bank is known in the communities we serve as a leading corporate citizen: active, involved, supportive. 1995 was an outstanding year for Second National, both as a bank and as a member of the communities we serve.

Our major community activities this year included the Paint a Brighter Future program, through which 100 Second National employees painted six homes in Ashtabula and Warren for low-to-moderate income homeowners. We again sponsored Youngstown State University's Entrepreneurship Program, a 12-week course that was offered free-of-charge to aspiring business owners at the Rebecca Williams Center in Warren. A home donated by Second National to Sunshine, Inc., a nonprofit corporation that provides housing to low-to-moderate income individuals, was rehabilitated and made available for rent by year-end, bringing Sunshine, Inc. a little closer to its goal of 100 rental properties in Trumbull County.

Our longstanding commitment to the arts was recognized by Ohio Ballet, which chose Second National Bank President and Chief Executive Officer Alan G. Brant as the recipient of the 1995 Bravo! Award, an honor given annually to a distinguished individual who contributes to the cultural enrichment of northeast Ohio.

Second National, which continued to be Ohio Ballet's largest corporate contributor, sponsored the ninth annual outdoor performance of the ballet company at Warren's Celebration on the Square. We were a major corporate sponsor of a commemorative concert celebrating the 30th anniversaries of the Warren Chamber Orchestra and the American Cancer Society Art Exhibit and Sale, and for Warren's 'Opening Night' New Year's Eve Celebration.

In Mahoning County, we sponsored a major art exhibition at the Butler Institute of American Art featuring a retrospective of works by Marko Spalatin, the signature artist in Second National's art collection. Second National was also proud to sponsor a holiday production of 'The Snow Queen' performed by the Magical Theatre Company, a professional children's theatre company in Summit County.

In addition, Second National Bank contributed thousands of dollars to college scholarship funds, local charities, and community events. Even more importantly, members of the Second National staff were actively involved in community organizations, providing leadership and support throughout our five- county service area. Our employees supply the energy, enthusiasm, and concern for all of our community endeavors. We are immensely proud and appreciative of these individual efforts.

1996 And Beyond

Second National Bank is well-positioned to maximize and build on all of our 1995 initiatives and accomplishments.

Our willingness to provide relationship banking, despite industry trends to the contrary, provides Second National customers with a comprehensive array of products and services tailored to meet local banking needs. By adhering to a clear vision of who we are and where we want to go, Second National Bank has achieved significant results over the past decade, including another record-breaking financial performance in 1995.

For the future, our focus remains constant: to balance profit and growth by maximizing our performance. We will adhere to our rigorous, year-long strategic planning process, developing competitively priced and well-delivered products and services. We will remain keenly alert to our customers' financial needs and the most efficient ways of meeting them. And, we will embrace technological innovations that enhance both our day-to-day banking operation and our competitiveness in the financial services market place of the future - all of which will enable us to continue offering the best in regional community banking.

The Company has no significant industry segments which require disclosure.

Market Area

The Bank's primary market area consists of Trumbull, Mahoning, Portage, Summit and Ashtabula counties in the northeastern corner of Ohio, to the east and south of the Cleveland metropolitan area. The market area's economy is heavily influenced by the manufacturing sector with an emphasis on steel, auto manufacturing and a variety of related and smaller industries. The area has benefited from an extensive transportation system comprised mainly of railroad and trucking systems.

Competition.

There is significant competition in the financial services industry in northeastern Ohio among commercial banks. As a result of deregulation of the financial services industry, the Company also competes with other providers of financial services such as savings and loan associations, credit unions, commercial finance companies, brokerage and securities firms, insurance companies, commercial finance and leasing companies and the mutual fund industry. Some of the Company's competitors, including certain regiona l bank holding companies which have operations in the Company's market area, have substantially greater resources than the Company, and as such, may have higher lending limits and may offer other services not available through the Bank. The Company also faces significant competition, particularly with respect to interest rates paid on deposit accounts, from well-capitalized local thrift institutions. The Bank competes on the basis of rates of interest charged on loans, the rates of interest paid on funds, the availability of services and responsiveness to the needs of its customers.

Regulation

The Company is a one bank holding company and is regulated by the Federal Reserve Bank (the "FRB"). The Bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Dramatic changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Company's capital position as of December 31, 1995 an d 1994 are presented on pages 46 and 47 of the annual shareholders report for the year ended December 31, 1995 and is hereby incorporated by reference.

The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act restricts the geographic and product range of bank holding companies by circumscribing the types and locations of institutions the holding companies own or acquire. Among the states where the Company may acquire banks are Ohio and Pennsylvania. The Act also regulates transactions between the Company and the Bank and generally prohibits tie-ins between credit and other products and services.

The Bank is subject to regulation under the National Banking Act and is periodically examined by OCC and is subject, as a member bank, to the rules and regulations of the FRB. The Bank is an insured institution and member of the Bank Insurance Fund ("BIF") and also has approximately $65 million in deposits acquired through acquisitions of branches of savings and loan institutions that are insured through the Savings Association Insurance Fund ("SAIF"). As such, the Bank is also subject to regulation by the F DIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law. Ohio branch banking law permits a bank having its principal place of business in the State of Ohio to establish branch offices in any county in Ohio without geographic restrictions. A bank may also merge with any national or state chartered bank located anywhere in the State of Ohio without geographic restrictions.

Regulations governing the Company and its banking subsidiary change as Congress and state legislatures respond to conditions affecting the industry and set new policy objectives.

FIRREA

FIRREA restructures the regulation, supervision and deposit insurance of savings and loan associations and federal savings banks whose deposits were formerly insured by the Federal Savings and Loans Insurance Corporation ("FSLIC"). FSLIC was replaced by the Savings Association Insurance Fund ("SAIF") administered by the FDIC. A separate fund, the Bank Insurance Fund ("BIF"), which was essentially a continuation of the FDIC's then existing fund, was established for banks and state savings banks. An acquired thrift generally would be required to continue its deposit insurance with the SAIF unless significant exit and entrance fees were paid in connection with a conversion to BIF insurance.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. FDICIA established five capital tiers: "well capitalized"; "adequately capitalized"; "undercapitalized"; "significantly capitalized"; and "critically undercapitalized" and imposes significant restrictions on the operations of a depository institution that is not in either of the first two of such categories. A depository institution's capital tier will depend upon the relationship of its capital to various capital measures. A depository institution will be deemed to be "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it is significantly below any such measure and "critically undercapitalized" if it fails to meet any critical capital level set forth in regulations. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8%, a Tier I risk- based capital that is less than 4% or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if the bank has a total risk- based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

FDICIA generally prohibits a depository institution from making a capital distribution (including payment of dividends) or paying management fees to any entity that controls the institution if it thereafter would be undercapitalized. If an institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or engaging in any new line of business. An undercapitalized institution must submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be "likely to succeed" in restoring the institution's capital. In connection with the approval of such a plan, the holding company of the institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a portion of the institution's assets. If an undercapitalized institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly undercapitalized.

Under FDICIA, bank regulators are directed to require "significantly undercapitalized" institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another institution and/or take any other action which the agency determines would better carry out the purposes of FDICIA.

Within 90 days after an institution is determined to be "critically undercapitalized", the appropriate federal banking agency must, in most cases, appoint a receiver or conservator for the institution or take such other action as the agency determines would better achieve the purposes of FDICIA. In general, "critically undercapitalized" institutions will be prohibited from paying principal or interest on their subordinated debt and will be subject to other substantial restrictions.

Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits. Undercapitalized institutions are prohibited from offering interest rates on deposits significantly higher than prevailing rates.

The provisions of FDICIA governing capital regulations became effective on December 19, 1992. FDICIA also directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.

FDICIA also contains a variety of other provisions that could affect the operations of the Company, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders and guidelines governing regulatory examinations.

Pursuant to FDICIA, the FDIC has developed a transitional risk- based assessment system, under which, beginning on January 1, 1993, the assessment rate for an insured depository institution varied according to its level of risk. An institution's risk category will depend upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized and whether it is assigned to Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Beginning in 1996 and based on its capital and supervisory subgroups, each BIF member institution will be assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.00% per annum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). The assessment rate for SAIF insured deposits currently remains at an annual rate per $100 of insured deposits of 0.23% to 0.31%. There are proposed significant changes to the insurance premium structure that may be enacted through congressional legislation. The ultimate effect of these changes cannot be ascertained until final regulations are adopted.

Interstate Banking and Branching Legislation

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized interstate acquisitions of banks and bank holding companies without geographic constraint beginning

September 29, 1995. Beginning June 1, 1997, the IBBEA also authorizes banks to merge with banks located in another state provided that neither state has "opted out" of interstate branching between September 29, 1994 and May 31, 1997. States also may enact legislation permitting interstate merger transactions prior to June 1, 1997. After acquiring interstate branches through a merger, a bank may establish additional branches in that state at the same locations as any bank involved in the merger could have established branches under state and federal law. In addition, a bank may establish a de novo branch in another state that expressly permits the establishment of such branches. A bank that establishes a de novo interstate branch may thereafter establish additional branches on the same basis as a bank that has established interstate branches through a merger transaction.

If a state "opts out" of interstate branching, no bank from another state may establish a branch in that state, whether through a merger of de novo establishment. Several states are considering legislation to opt out of the interstate branching provisions of the IBBEA or , alternatively, to permit interstate branching prior to the June 1, 1997 statutory effective date. It is not possible to predict the full impact of these actions on the Bank or the Company until May 31, 1997, the date by which all such statutes must be adopted.

Employees

The number of full time equivalent employees of the Company as of December 31, 1995 was approximately 379. The Company considers its employee relations to be good. None of the employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

The Company's executive offices are located at the Bank's main office building in Warren, Ohio, which is leased by the Bank under a long-term triple net lease agreement with a term, including optional renewals, expiring on October 31, 2029. The Bank's 24 other branch locations are leased under lease and sublease agreements with remaining terms of 1 to 16 years.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no special meetings for shareholders since last year's annual meeting.

ITEM 4A. IDENTIFICATION OF EXECUTIVE OFFICERS.

The following table sets forth the names and ages and business experience for the last five years of each of the executive officers of the Corporation. Each executive officer of the Corporation is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

Name                       Age              Position and Experience         Year Appointed
----                       ---              -----------------------         -------------
Alan G. Brant               63              Chairman and President of           1987
                                            Second Bancorp, Inc. and
                                            Chief Executive Officer of
                                            The Second National Bank of
                                            Warren.

George R. Dovich            54              Vice President of Second            1987
                                            Bancorp, Inc. and Executive
                                            Vice President of The
                                            Second National Bank of
                                            Warren.

Joseph D. Rusnak            55              Executive Vice President of         1996
                                            Second Bancorp, Inc. and Vice
                                            President of The Second
                                            National Bank of Warren. Prior
                                            to 1996, President of Horizon
                                            Savings Bank and prior to that
                                            Vice President of Society Bank.

Christopher Stanitz         47              Senior Vice President of            1992
                                            Second Bancorp, Inc. and Vice
                                            President of The Second
                                            National Bank of Warren. Prior
                                            to 1992, Associate Counsel of a
                                            Ameritrust, NA.

David L. Kellerman          38              Treasurer of Second Bancorp,        1987
                                            Inc. and Senior Vice President and
                                            Chief Financial Officer of The
                                            Second National Bank of Warren.

William Hanshaw             43              Executive Officer of Second         1989
                                            Bancorp, Inc. and Senior
                                            Vice President of The Second
                                            National Bank of Warren.

Diane C. Bastic             52              Executive Officer of Second         1985
                                            Bancorp, Inc. and Senior
                                            Vice President of The Second
                                            National Bank of Warren.

Darryl E. Mast              45              Executive Officer of Second         1986
                                            Bancorp, Inc. and Senior Vice
                                            President of The Second
                                            National Bank of Warren.

Name                       Age              Position and Experience         Year Appointed
----                       ---              -----------------------         -------------
Terry L. Myers              46              Executive Officer of Second  1986
                                            Bancorp, Inc. and Senior Vice
                                            President of The Second
                                            National Bank of Warren.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Company's Common Stock trades on The NASDAQ National Market tier of The NASDAQ Stock Market under the trading symbol SECD. The Preferred Stock is traded on The NASDAQ National Market tier of the NASDAQ Stock Market under the symbol SECDP. As of March 15, 1996, the number of shareholders of record of the Common Stock and Preferred Stock totaled 1,605 and 153, respectively. The detail of stock prices and dividend payments are incorporated herein by reference to Item 7; Management's Discussion and Analysis of Financial Condition and Results of Operations. Dividend restrictions are detailed in footnote 12 of Item 8; Financial Statements and Supplementary Data and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

Year ended December 31               1995            1994           1993             1992            1991
Results of Operations:
Interest income                   $ 62,544        $ 52,115        $ 46,603        $ 43,485        $ 41,161
Interest expense                    30,803          22,064          19,340          19,471          22,071
                                  --------        --------        --------        --------        --------
Net interest income                 31,741          30,051          27,263          24,014          19,090
Provision for loan losses            3,000           2,370           2,555           2,765           1,915
Other income                         7,545           4,979           4,822           4,480           3,480
Other expense                       26,026          23,627          21,381          19,387          15,619
                                  --------        --------        --------        --------        --------
Income before
Federal income taxes                10,260           9,033           8,149           6,342           5,036
Federal tax expense                  2,695           2,390           2,142           1,661           1,162
                                  --------        --------        --------        --------        --------
Net income                        $  7,565        $  6,643        $  6,007        $  4,681        $  3,874
                                  ========        ========        ========        ========        ========

Per Common Share Data: (1)
Primary earnings                  $   2.55        $   2.22        $   1.97        $   1.68        $   1.57
Fully diluted earnings                2.26            2.01            1.82            1.61            1.57
Cash dividends                         .76             .64             .59             .53             .47
Book value, December 31              20.80           16.99           16.53           15.13           14.00
Market value, December 31            28.75           21.50           21.33           15.83           11.55

Per Preferred Share Data:
Cash dividends                    $   1.50        $   1.50        $   1.50        $    .71        $    .00
Market value, December 31            31.50           23.75           27.00           24.00             .00

Balance Sheet Data:

As of December 31:
Total assets                      $833,912        $787,189        $674,575        $602,685        $455,765
Loans, net                         527,442         499,772         465,841         415,318         319,841
Deposits                           657,851         615,763         554,497         506,211         366,867
Long-term subordinated debt              0               0               0               0           1,600
Shareholders' equity                66,033          55,883          54,362          50,860          34,645
Averages:
Total assets                       807,215         717,904         640,516         539,555         443,171
Shareholders' equity                59,805          54,917          52,491          43,043          33,273

Ratios:
Return on average assets               .94%            .93%            .94%            .87%            .87%
Return on average common
shareholders' equity                 13.92           13.35           12.56           11.52           11.64
Net interest margin                   4.40            4.63            4.72            4.97            4.85
Net overhead ratio                    2.55            2.76            2.76            3.01            2.93
Efficiency ratio                     65.21           65.25           64.41           66.17           66.04
Dividend pay-out                     29.67           28.77           29.62           31.76           30.36
Avg. equity to avg                    7.41            7.65            8.20            7.98            7.51

(1) Amounts have been retroactively restated for the three-for-two stock splits, effective May 1, 1995 and May 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Net income for 1995 was a record $7,565, an increase of 14% over the net income of $6,643 reported for 1994. Net income in 1993 was $6,007. The Corporation's return on average assets ('ROA') was .94%, .93%, and .94% for 1995, 1994 and 1993, respectively. The common shareholders' return on average equity ('ROE') has improved, increasing from 12.56% in 1993 and 13.35% in 1994 to 13.92% in 1995. A growth rate in average assets of 12% in both 1995 and 1994, along with an improved level of earnings, contributed to the increase in ROE. Primary earnings per common share have increased from $1.97 per share in 1993 to $2.22 in 1994 to $2.55 in 1995, with prior periods; per share data restated for a three-for-two stock split effective May 1, 1995. Fully-diluted earnings per share have improved from $1.82 in 1993 to $2.01 in 1994 to $2.26 in 1995, an increase of 24% over that time period. The Corporation's common stock, trading under the NASDAQ symbol of SECD, has reflected the improved earnings performance of the Corporation, increasing to $28.75 per share as of December 31, 1995 from $21.50 per share at December 31, 1994. This price represents a 34% increase over the closing price for 1994 and also represents a price of 138% of book value.

NET INTEREST INCOME

The Corporation was able to increase the net interest income in 1995 through the growth in earning assets achieved during the year. Net interest income increased from $30,051 in 1994 to $31,741 in 1995. Additions of deposits through key acquisitions in 1994 allowed growth in average earning assets to reach 11% in 1995 and 12% in 1994. The Corporation's net interest margin has declined over the past three years as funding costs have increased at a faster pace than improvements in the yields on earning assets. A negative interest rate sensitivity position, a flattening of the yield curve for market rates in 1995, a shift in the mix of liabilities to higher cost-of-fund accounts, and a decrease in the percentage that loans represent of average assets combined to create a shrinkage in the net interest margin. The net interest margin of the Corporation was 4.72% in 1993, 4.63% in 1994, and 4.40% in 1995.

Average savings account balances represented 18% of average interest-bearing liabilities in 1995, compared to 20% in 1994 and 21% in 1993. Retail repurchase agreement accounts have been a strong generator of fund balances for the Corporation since their introduction in 1992. The accounts, which had an average rate approximately 2% greater than savings accounts in 1995, averaged $89,026 in 1995, or 13% of interest bearing liabilities compared to 1993, when the accounts averaged only 9% of interest bearing liabilities. Average loans increased by 9% in 1995 and averaged $526,202, or 65% of average assets. Average loans were $481,135, or 67% of average assets in 1994 and were $444,894, or 69% of average assets in 1993.

The relationship between net interest income, FTE net interest income, earning assets and net interest margin for the past three years follows:

(Dollars in Thousands)             1995            1994             1993
Net interest income
per financial statements        $ 31,741        $ 30,051        $ 27,263
Tax equivalent adjustment          1,260           1,197           1,212
Net interest income - FTE       $ 33,001        $ 31,248        $ 28,475
Average earning assets          $750,355        $675,257        $602,965
Net interest margin                 4.40%           4.63%           4.72%

Net interest income can be analyzed through the use of the Yields Analysis table. The table shows a three-year comparison of the average balance of interest earning assets and interest bearing liabilities along with interest and yields associated with them.

YIELDS ANALYSIS
Year Ended December 31                                            1995                                              1994
                                               Average                             Yield/         Average
                                               Balance        Interest              Rate          Balance         Interest
ASSETS
Interest earning assets:
Taxable loans (1) (3)                        $ 512,166         $48,303              9.43%       $ 467,429         $40,868
Tax-exempt loans (2)                            14,036           1,227              8.74           13,706           1,100
Taxable securities                             182,291          11,167              6.13          153,548           8,546
Tax-exempt securities                           31,232           2,478              7.93           32,327           2,421
Federal funds sold                              10,630             629              5.92            6,859             308
Time deposits with banks and
other interest bearing assets                        0               0              0.00            1,388              69
                                             -----------------------------------------------------------------------------
Total interest earning assets                  750,355          63,804              8.50          675,257          53,312
Non-interest earning assets:
Cash and demand balances
 due from banks                                 27,550            --                --             24,254            --
Properties and equipment                         6,064            --                --              4,753            --
Accrued interest receivable                      4,423            --                --              3,800            --
Goodwill and intangible assets                   5,069            --                --              3,882            --
Other assets                                    20,105            --                --             12,033            --
Less: Reserve for loan losses                   (6,351)           --                --             (6,075)           --
                                             -----------------------------------------------------------------------------
TOTAL                                        $ 807,215            --                --          $ 717,904            --
                                             =============================================================================

LIABILITIES AND
SHAREHOLDERS EQUITY

Interest bearing liabilities:
Insured money market and
interest checking accounts                   $ 119,038         $13,523              2.96%       $ 106,246         $12,726
Savings deposits                               123,218           3,529              2.86          119,677           3,459
Time deposits                                  322,011          18,363              5.70          282,784          12,649
Federal funds purchased and securities
sold under agreements to repurchase             89,026           4,307              4.84           68,311           2,600
Note payable                                     5,000             434              8.68            1,466             121
Other borrowed funds                             3,220             181              5.62            3,339             130
Federal Home Loan Bank advances                  7,586             466              6.14            5,537             379
Total interest bearing liabilities             669,099          30,803              4.60          587,360          22,064

Non-interest bearing liabilities:

Demand deposits                                 73,186              --                --           71,305              --
Accrued expenses and other liabilities           5,125              --                --            4,322              --
Other liabilities                               78,311              --                --           75,627              --
Shareholders' equity                            59,805              --                --           54,917              --
TOTAL                                        $ 807,215              --                --         $717,904              --
Net interest earnings (FTE)                         --          33,001                --               --          31,248
Taxable equivalent adjustment                       --           1,260                --               --           1,192
Net interest income
 (per financial statements)                         --       $  31,741                --               --        $ 30,051
Net yield on interest earning assets                --              --              4.40%              --            4.63%



YIELDS ANALYSIS
Year Ended December 31                              1994                            1993
                                                   Yield/         Average                             Yield/
                                                    Rate          Balance         Interest             Rate
ASSETS
Interest earning assets:
Taxable loans (1) (3)                               8.74%       $ 431,270         $37,903              8.79%
Tax-exempt loans (2)                                8.03           13,624           1,124              8.25
Taxable securities                                  5.57          119,302           6,161              5.16
Tax-exempt securities                               7.49           32,655           2,442              7.48
Federal funds sold                                  4.49            4,971             150              3.02
Time deposits with banks and
other interest bearing assets                       4.97            1,143              35              3.06
                                             -----------------------------------------------------------------
Total interest earning assets                       7.90          602,965          47,815              7.93
Non-interest earning assets:
Cash and demand balances
 due from banks                                     --             20,663            --                --
Properties and equipment                            --              4,554            --                --
Accrued interest receivable                         --              5,216            --                --
Goodwill and intangible assets                      --              3,923            --                --
Other assets                                        --              8,290            --                --
Less: Reserve for loan losses                       --             (5,095)           --                --
                                             ------------------------------------------------------------------
TOTAL                                               --          $ 640,516            --                --
                                             ==================================================================

LIABILITIES AND
SHAREHOLDERS EQUITY

Interest bearing liabilities:
Insured money market and
interest checking accounts                          2.57%       $  97,617         $12,531              2.59%
Savings deposits                                    2.89          110,830           3,317              2.99
Time deposits                                       4.47          260,551          12,009              4.61
Federal funds purchased and securities
sold under agreements to repurchase                 3.81           46,676           1,257              2.69
Note payable                                        8.25                0               0              0.00
Other borrowed funds                                3.89            3,717             105              2.82
Federal Home Loan Bank advances                     6.84              788             121             15.36
Total interest bearing liabilities                  3.76          520,179          19,340              3.72

Non-interest bearing liabilities:

Demand deposits                                       --           63,898              --                --
Accrued expenses and other liabilities                --            3,948              --                --
Other liabilities                                     --           67,846              --                --
Shareholders' equity                                  --           52,491              --                --
TOTAL                                                 --        $ 640,516              --                --
Net interest earnings (FTE)                           --               --          28,475                --
Taxable equivalent adjustment                         --               --           1,212                --
Net interest income
 (per financial statements)                           --               --         $27,263                --
Net yield on interest earning assets                  --               --              --              4.72%


(1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2) The tax-exempt income and yields are shown on a tax equivalent basis using the 34% marginal Federal tax rates in effect during the three years.

(3) Loan fees are included in the interest reported for loans. Those fees amounted to $2,610 in 1995, $2,603 in 1994, and $2,004 in 1993.

-

You can further analyze the change in net interest income by separating the volume and rate impact of the change.

The following table details the breakdown of the major categories affecting the change:

                                                                   1995 compared to 1994               1994 compared to 1993
RATE / VOLUME ANALYSIS (1)                                          Due to Change in                      Due to Change in
(Dollars in Thousands)                                       Volume         Rate         Net        Volume        Rate         Net
                                                            ------------------------------------------------------------------------
      Increase (decrease) in FTE interest income:
      Taxable loans                                         $ 3,911      $ 3,524      $ 17,435      $ 3,178      $(213)     $ 2,965
      Tax-exempt loans                                           26          101           127            7        (31)         (24)
      Taxable securities                                      1,600        1,021         2,621        1,769        616        2,385
      Tax-exempt securities                                     (82)         139            57          (25)         4          (21)
      Federal funds sold                                        169          152           321           57        101          158
      Time deposits with banks and
      other interest bearing assets                             (69)           0           (69)           8         26           34
                                                            ------------------------------------------------------------------------
      Total interest bearing assets                         $ 5,555      $ 4,937      $ 10,492      $ 4,994      $ 503      $ 5,497
                                                            ========================================================================
      Interest bearing liabilities:
      Insured money market and interest
      checking accounts                                     $   328      $   469      $    797      $   224      $ (29)     $   595
      Savings deposits                                          102          (32)           70          265       (123)         142
      Time deposits                                           1,755        3,959         5,714        1,025       (385)         640
      Federal funds purchased and securities sold under
      agreements to repurchase                                  788          919         1,707          583        760        1,343
      Note payable                                              292           21           313            0        121          121
      Other borrowed funds                                       (5)          56            51          (11)        36           25
      Federal Home Loan Bank advances                           140          (53)           87          729       (471)         258
                                                            ------------------------------------------------------------------------
      Total interest bearing liabilities                    $ 3,400      $ 5,339      $  8,739      $ 2,815      $ (91)     $ 2,724
                                                            ========================================================================
      Total effect on net interest income                   $ 2,155      $  (402)     $  1,753      $ 2,179      $ 594      $ 2,773
                                                            ========================================================================

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The provision for loan losses increased to $3,000 in 1995, or .57% of average loans, while the Corporation continued to focus on improving asset quality. While net charge-offs increased to .45% of average loans, compared to .34% in both 1994 and 1993, the reserve for loan losses now stands at $6,748, or 1.26% of year-end loan balances. This represents a 10% increase over the level of the reserve at the end of 1994 and an improvement over the 1.21% reserve ratio as of the same date. The provision for loan losses was $2,370 in 1994 and $2,555 in 1993. Non-performing loans decreased in 1995 from the December 31, 1994 level of $5,526, or 1.09% of period end loans, to total $4,163, or .78% of period-end loans as of December 31, 1995. The December 31, 1995 level of the reserve for loan losses represents 162% of non-performing loans, compared to 111% as of the same date in 1994.

NON-INTEREST INCOME

Non-interest income totaled $7,545 in 1995, which represented a 52% increase over 1994. Included in non-interest income over the past three years were pre-tax gains on the sale of securities, which totaled $634, $17, and $104 in 1995, 1994, and 1993, respectively. On November 15, 1995, the Financial Accounting Standards Board (FASB) staff issued a special report, 'A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities.' In accordance with the provisions of the special report, the Bank reclassified all debt securities as available-for-sale. The reclassification allowed the Bank to restructure the securities portfolio, generating net gains on sales of $634 in 1995. Prior to the implementation of SFAS No. 115 in 1995, the Corporation sold securities as a part of its ongoing asset / liability and interest rate risk management. In 1994, these security sales allowed the Corporation to improve the investment portfolio's overall earning ability and reduce prepayment risk on mortgage-backed securities. The Corporation continues to utilize security sales to provide liquidity and to assist in the management of its interest rate risk. Trust fee income totaled $2,227 in 1995, a 10% improvement over the prior year. Since 1993, trust fee income has grown by 13%. Trust fee income was $1,973 in 1993 and $2,025 in 1994. Service charges on deposit accounts improved by 27% to $2,406 in 1995. The increase is attributable to both the 1994 acquisition of $50 million in deposit accounts and also to changes in service charge structures during 1995. Service charges on deposits had increased 14% from 1993 to 1994 and totaled $1,662 and $1,899 in those two years, respectively. Other fee income increased a dramatic 119% during 1995 as the

Bank implemented a bank-owned life insurance program to offset future pension costs and most new real estate loans sold through the secondary market are now being sold servicing released.

NON-INTEREST EXPENSE

The Corporation continued to strive to reduce non-interest expenses as a percentage of average assets in 1995. In total, non-interest expenses represented 3.22% of average assets in 1995, 3.29% in 1994, and 3.34% in 1993. Integration of the four branches acquired in late 1994 was completed, and costs associated with that integration were increased in 1995. Costs associated with the acquisition were salaries and benefits (up 14%), net occupancy (up 15%), equipment costs (up 17%), and the amortization of goodwill and other intangibles (up 18%). Average assets increased by 12% from 1994 to 1995. Other expense categories were up modestly or were at reduced levels in 1995. The table below details the percentage change in each non-interest expense category over the past three years:

                                                         Percentage Change

                                              1995 over 1994              1994 over 1993
                                              ------------------------------------------
Salaries and benefits                               14%                              16%
Net occupancy                                       15                                 6
Assessment on deposits and other taxes              (3)                                8
Professional services                               11                                20
Equipment                                           17                               (14)
Data processing services                            (9)                               (7)
Amortization of goodwill and other intangibles      18                                (4)
Other expenses                                       6                                16

In 1994, salary and benefit expenses increased by 16% as staff was added and other costs incurred to service new branch locations and pension and other postemployment expenses increased. Professional service costs increased as the Corporation outsourced some functions previously managed in-house and other acquisition-related expenses were incurred.

INCOME TAXES

The provision for income taxes was $2,695, $2,390, and $2,142 in 1995, 1994, and 1993, respectively. The effective tax rate for the Corporation was 26.3%, 26.5%, and 26.3% during the same periods.

A reconciliation of the Registrant's effective income tax rate to the statutory rate is presented in Note 13 to the consolidated financial statements.

EARNING ASSETS
Securities:

The securities portfolio of the Corporation is used to provide an adequate rate of return to the Corporation along with appropriate levels of liquidity, and as a tool for efficient tax management and interest rate risk management. The accounting treatment for the securities portfolio is determined by the Corporation's intent regarding particular security holdings. Securities held-to-maturity are purchased with the intent and ability to hold them to maturity and are, therefore, carried at amortized cost. Beginning in 1994, securities purchased that may be sold prior to their maturity are classified as available-for-sale and are carried at their market value. Prior to 1994, securities that did not meet the held-to-maturity standards were carried at the lower of cost or market value. With the adoption of SFAS No. 115 on January 1, 1994, certain securities were determined to be available-for-sale and transferred from the held-to-maturity category. On November 15, 1995, the FASB staff, through its issuance of a special report involving SFAS No. 115, declared certain provisions permitting additional reclassifications of securities prior to December 31, 1995. On November 30, 1995, the Corporation, in accordance with the provisions of the special report, reclassified all debt securities as available-for-sale.

Prior to November 30, 1995, the Corporation's strategy was to place into available-for-sale, securities with a shorter average maturity structure of approximately 2 years to provide for liquidity and flexibility in interest rate risk management. Securities determined to meet the held-to-maturity criteria were purchased with a longer average maturity structure of 4 to 5 years and an emphasis on yield enhancement. Prior to 1994, the Corporation had maintained a securities acquisition strategy to target shorter-term securities with an average life of less than 4 years to limit the negative potential impact on future earnings should rates increase.

The securities portfolio totaled $236,534 as of December 31, 1995. That balance represents a 4% increase over the prior year end. The December 31, 1994 balance of $227,213 was $63,497 or 39% greater than the prior year end as the excess funds acquired in conjunction with the branch acquisitions were used to invest in securities until such time as loan growth was able to more profitably utilize the funds. The net increase in securities in 1995 was concentrated in mortgage-backed securities. In 1994, security purchases were concentrated in the U.S. Treasury and other U.S. Government agencies and corporations, which increased by $65,904, or 120%.

The average yield on the portfolio increased from 5.6% as of December 31, 1993 to 6.3% on December 31, 1994 to 6.5% at the end of 1995. The Corporation has been successful in identifying opportunities to improve the yield on the portfolio in 1995 via portfolio restructuring while, at the same time, generating $634 in gains on security transactions. The portfolio experienced a turnover of 58% and 41% of the beginning balances of securities during 1995 and 1994, respectively. Market interest rates fell during 1995, reversing their previous trend and resulting in a shift to a net unrealized gain position at the end of 1995. Net unrealized gains on the portfolio totaled $3,407 as of December 31, 1995, a shift of $12,298 from the net unrealized loss position of $8,891 as of the previous year end. Due to the rapid rise in interest rates in 1994, the net unrealized gain position of $1,465 as of December 31, 1993 shifted to the net unrealized loss position of $8,891 as of December 31, 1994. According to the provision of SFAS No. 115, shareholders' equity contains a net unrealized gain of $2,248 as of December 31, 1995 and a net unrealized loss position of $2,820 as of December 31, 1994.

Summary yield and maturity information regarding the securities portfolios on December 31 follows. Yields are calculated on a fully taxable equivalent basis using the marginal Federal income tax rate of 34% for 1995.

                                              Book Value              Book Value                Book Value
                                       1995         1994      1994       1993         1993
                             Available-for-         1995    Held-to-  Available-    Held-to-    Available-
                                       Sale        Yield    Maturity   for- Sale    Maturity    for- Sale

U.S. Treasury and other
  U.S. Government agencies
  and corporations:
     Under 1 year                    $032,028        4.9%   $  5,924     $17,358     $00,000     $22,347
     1 to 5 years                      48,541        5.8      45,177      35,880           0      32,435
     5 to 10 years                     21,183        7.9      12,442           0           0           0
     Over 10 years                      3,971        5.5       3,905           0           0           0
                                     -------------------------------------------------------------------
        Total                         105,723        6.0      67,448      53,238           0      54,782

Obligations of states and
political subdivisions:
     Under 1 year                       3,535        7.4         971       3,195       7,205       1,035
     1 to 5 years                      11,551        8.1      12,040       3,044      15,124       2,537
     5 to 10 years                     16,091        8.1      14,111           0       9,687           0
     Over 10 years                      3,503        7.4         304           0           0           0
                                      ------------------------------------------------------------------
        Total                          34,680        7.9      27,426       6,239      32,016       3,572

Corporate:
     Under 1 year                       1,017        3.6       7,606           0       4,765           0
     1 to 5 years                       6,013        5.2       6,296           0      13,326           0
     5 to 10 years                          0        0.0           0           0           0           0
     Over 10 years                          0        0.0           0           0           0           0
                                     -------------------------------------------------------------------
        Total                           7,030        4.9      13,902           0      18,091           0

Mortgage-backed securities             85,546        6.6      31,484      24,248      17,029      35,610
Equity securities                       3,555        6.5           0       3,228       2,616           0
                                     -------------------------------------------------------------------
                                     $236,534        6.5%   $140,260     $86,953     $69,752     $93,964
                                     ===================================================================

Mortgage-backed securities have various stated maturities through October 2025. The estimated weighted-average maturity of this segment of the portfolio is 4.8 years.

Loans:

Listed below is the Corporation's loan distribution at the end of each of the last 5 years:

                                             1995         1994         1993         1992         1991
Commercial                                $269,248     $238,053     $217,529     $177,108     $145,319
Consumer                                   195,752      202,343      176,409      141,354      110,096
Real estate mortgage                        69,190       65,502       54,154       55,825       67,953
Loans held-for-sale                              0            0       23,141       45,381          289
                                          ------------------------------------------------------------
Balance December 31                       $534,190     $505,898     $471,233     $419,668     $323,657
                                          ============================================================

The Corporation continues to emphasize growth in commercial balances through its aggressive calling program targeting medium size companies. The Corporation de-emphasized its indirect lending program with automobile dealers within the Bank's primary market areas in 1995, choosing to permit more funds to be available to allow for commercial loan growth. Commercial loan balances have risen by 85% over a five-year period with balances exceeding $269 million as of December 31, 1995. Commercial loans have grown by 13% in 1995, following 9% and 23% increases in 1994 and 1993, respectively.

An analysis of maturity and interest rate sensitivity of commercial loans as of December 31, 1995 follows:

                             One Year       One to          Over
                             or Less       Five Years   Five Years          Total
                             -------       ----------   ----------          -----

Fixed Rate                   $19,868        $18,806      $071,709         $110,383
Variable Rate                 62,046         37,226        59,593          158,865
                             -----------------------------------------------------
Total Commercial Loans       $81,914        $56,032      $131,302         $269,248
                             =====================================================

Consumer loans decreased in 1995, after increasing steadily the previous four years. Consumer loans decreased by 3% in 1995, following growth rates of 15% and 25% for 1994 and 1993, respectively. The Corporation is still active in generating loans from automobile dealers within the Corporation's five-county market area; however, future growth is targeted in higher-quality loans as the Corporation introduced a tiered pricing structure during 1995 that allows more credit-worthy customers a lower interest rate.

With the adoption of SFAS No. 122, 'Accounting for Mortgage Servicing Rights,' the Corporation was required to recognize as separate assets the value of mortgage servicing rights, whether the rights are acquired through loan origination activities or through purchase activities, virtually eliminating the opportunity to build a servicing portfolio that would generate a strong source of non-interest income in years of either strong or weak originations. The adoption of the standard prompted the Corporation to introduce a servicing released rate for purchasers that was lower than the normal rate offered for the service-retained product. The result of the adoption of the standard was the generation of $155 in income in 1995. The Corporation also decided to sell servicing on approximately $14 million in loans that had been originated in previous years to customers that had no other banking relationship with the Corporation. The gain on the sale of the servicing totaled $140.

The introduction of the servicing-released product helped to increase the volume of mortgage loan originations in 1995. Originations totaled $30.5 million, with nearly $18 million being sold into the secondary mortgage market. Mortgage loans sold totaled $11.5 million in 1994 and $24.3 million in 1993. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities, generate a net gain (including origination fee income) from the sale, limit the interest rate risk caused by holding long-term, fixed-rate loans and build a portfolio of serviced loans which generate fee income for the Corporation. The serviced portfolio as of December 31, 1995 totaled $44 million.

The Corporation's loans are granted to customers within the immediate trade area of the Corporation. The mix is diverse, covering a wide range of borrowers. The Corporation monitors and controls concentrations within a particular industry or segment. As of December 31, 1995, the Corporation had a concentration in commercial real estate loans totaling approximately $167 million, approximately 71% of which were owner-occupied businesses, including medical office buildings, retail and fast-food restaurants, and automobile dealerships within the Corporation's market area.

ASSET QUALITY

The reserve for loan losses is analyzed in the table below:

Year Ended December 31                        1995        1994        1993       1992         1991
                                            ------------------------------------------------------
Balance at January 1                        $6,126      $5,392      $4,350      $3,816      $3,544
Charge-offs:
Commercial                                     775         535         563       1,177         955
Real estate                                      5           7           9           6           8
Consumer                                     2,220       1,712       1,366       1,342         911
                                            ------------------------------------------------------
                                             3,000       2,254       1,938       2,525       1,874
Recoveries:
Commercial                                     312         310         217          25          45
Real estate                                      0          14           3           0           0
Consumer                                       310         294         205         269         186
                                            ------------------------------------------------------
                                               622         618         425         294         231
                                            ------------------------------------------------------
Net charge-offs                              2,378       1,636       1,513       2,231       1,643

Additions:
Charged to operations                        3,000       2,370       2,555       2,765       1,915
                                           -------------------------------------------------------
Balance at December 31                      $6,748      $6,126      $5,392      $4,350      $3,816
                                           =======================================================

Reserve for loan losses as a percentage
of year end loans                             1.26%       1.21%       1.14%       1.04%       1.18%

Reserve for loan losses as a percentage
of non-performing assets                       161%        111%        120%         72%         83%

Net charge-offs as a percent of average loans by major loan category are shown below:

Year Ended December 31         1995               1994           1993             1992         1991
                               --------------------------------------------------------------------
Commercial                     .18%               .10%           .18%             .71%         .65%
Real estate mortgage           .01               (.01)           .01              .01          .01
Consumer                       .95                .72            .60              .71          .68

Total net charge-offs
to average loans               .45                .34            .34              .59          .52

The Corporation's continued commitment to strong credit quality is evident in the improvement in the asset quality measurements over the past five years. The balance of the reserve for loan losses has increased substantially since 1991, increasing by 77% to $6,748, or 1.26%, of loans as of December 31, 1995 and covering 161% of non-performing assets. The reserve balance increased by $622, with non-performing loans decreasing to $4,163, or .78% of loans. Consumer loan charge-offs increased in 1995 to .95% of average consumer loans. The increase contributed to Management's decisions to introduce a tiered pricing structure for indirect automobile loans originated through local dealers and to reduce over time the level of consumer loans in the total loan portfolio. The increase in charge-offs in 1992 can be attributed to charge-offs of a few large commercial loans. The low level of net charge-offs in real estate loans is an indication of the strong credit quality inherent in the portfolio.

The following presents a breakdown of the allocation of the loan loss allowance by loan category as of December 31, 1995, 1994, 1993, 1992, and 1991, respectively:

                                  December 31

Loan Category              1995                   1994                     1993                   1992                   1991
                           ----                  -----                     ----                   ----                   ----
    Commercial      $3,933          58%     $3,578          58%     $2,984          55%     $2,828          65%     $2,862       75%
    Consumer        $2,777          41%     $2,368          39%     $2,271          42%     $1,514          35%     $1,935       24%
    Real Estate     $   38           1%     $  180           3%     $  137           3%     $  998           0%     $  919        1%
                    ---------------------------------------------------------------------------------------------------------------
                    $6,748         100%     $6,126         100%     $5,392         100%     $4,350         100%     $3,816      100%
                    ================================================================================================================

The determination of the reserve for loan losses is based on Management's evaluation of the potential losses in the loan portfolio considering, among other relevant factors, repayment status, borrowers' ability to repay, collateral, and current and foreseeable economic conditions. The Bank utilizes its internal loan gradings for commercial loans in conjunction with historical loss experience for loans of each grade level and current economic trends as parts of its analysis in determining the adequacy of its reserve for loan losses.

Below is a table listing the non-accrual, past due and restructured loans at the end of the last five years:

                                                      December 31

                                  1995        1994        1993        1992        1991
                                -------------------------------------------------------
Non-accrual loans                $2,673      $3,412      $2,984      $3,449      $2,680
Past due loans                    1,465       2,081       1,513       2,593       1,575
Restructured loans                   25          33           1           4         354
                                 -------------------------------------------------------
        Total                    $4,163      $5,526      $4,498      $6,046      $4,609
                                 =======================================================
Percent of loans at year end        .78%       1.09%        .95%       1.44%       1.42%
Other real estate owned          $   27      $  116      $  557      $  467      $  512

Loans 30 to 89 days past due, excluding non-accrual and restructured loans included in the table above, amounted to $9,464, or 1.77% of outstanding loans, as of December 31, 1995, as compared to $6,271, or 1.24% of loans on December 31, 1994. Loans then current where some concerns existed as to ability of the borrower to comply with loan repayment terms approximated $15,852 at December 31, 1995 and $21,474 on December 31, 1994. Such loans have been and are being closely monitored by Management.

FUNDING SOURCES
Deposits: The average amounts of deposits are summarized below:

                                                                  1995             1994             1993
                                                               -------------------------------------------
Demand deposits (non-interest bearing)                         $ 73,186         $ 71,305          $ 63,898
Insured money market and interest checking accounts             119,038          106,246            97,617
Savings deposits                                                123,218          119,677           110,830
Time deposits                                                   322,011          282,784           260,551
                                                               -------------------------------------------
                                                               $637,453         $580,012          $532,896
                                                               ===========================================

The average deposits balance increase of 10% in 1995 resulted from a combination of the continued strong sales effort of the Bank's staff and a full-year impact of the effect of the third quarter acquisitions, totaling $65 million in deposits in 1994. In 1995, deposit growth was concentrated primarily in time deposit balances, which constitute a higher-cost funding source. The increase in time deposit balances contributed to the increase in funding costs that outpaced the increase in interest income in 1995.

On December 31, 1995 time deposits over $100 totaled $52,316, an increase from the previous year end total of $33,276. The Bank continues to maintain strong relationships with the various public entities centered in the primary markets of the Bank. These accounts averaged approximately $44 million in 1995 as compared to over $45 million during 1994. The 1995 year end balance represents 8% of total deposits. The maturity schedule for time deposits over $100 as of December 31, 1995 is given in the table below:

                              Amount

Maturing in:

3 months or less             $12,146
3 to 6 months                 26,073
6 to 12 months                10,085
Over 12 months                 4,012
                               -----
                             $52,316

Other Sources of Funds:

The repurchase agreement program the Corporation began offering customers in 1992 provides a sweep feature on their primary business account along with competitive market rates of interest for their excess funds. The average balance of these accounts was $86,955 during 1995, which represents an increase of 34% over the average balance of $64,903 in 1994. The success of this product reflects the strong emphasis the Bank places on offering competitive products coupled with personalized service to the small- to mid-size businesses operating in the Bank's various markets.

The Corporation also has outstanding an unsecured note payable to a correspondent bank totaling $5 million as of December 31, 1995. The note has a maturity of September 15, 1997 and bears interest at a floating rate based on either the Federal funds rate or the prime rate. In addition, the Corporation has available a $5 million unsecured line of credit with another correspondent bank.

The Corporation also has access to Federal tax deposits on a daily basis. After being deposited by customers, the tax deposits are held at the Corporation up to a self-imposed limit of $6 million until they are drawn on by the Federal government. The balance of these funds was $3,164 and $3,668 as of December 31, 1995 and 1994, respectively. The Corporation occasionally uses Federal funds purchased from other financial institutions as a source of short-term funding. The balance of these funds was $5 million and $16 million as of December 31, 1995 and 1994, respectively.

The Bank has also entered into a funding program with the Federal Home Loan Bank
(FHLB) which allows the Bank to offer a competitive fixed-rate construction loan product. The funds are drawn from the FHLB for a term of up to 15 years and are used to offset the interest rate risk inherent with holding long-term, fixed-rate mortgages. The balance of these advances was $7,396 and $7,748 as of December 31, 1995 and 1994, respectively.

CAPITAL

The shareholders' equity increased to $66,033 at December 31, 1995 from $55,883 a year earlier. The increase was primarily attributed to the earnings retained this year after common and preferred stock dividend payments. The impact of SFAS No. 115 resulted in a net unrealized gain position (net of tax) of $2,248 at December 31, 1995 versus a net unrealized loss position (net of tax) of $2,820 at December 31, 1994. The Corporation also increased common stock by $511, primarily through the issuance of common stock for the dividend reinvestment plan. In 1994, shareholders' equity increased by $1,521 and primarily reflected earnings retained during the year. Also during 1995, preferred stock shareholders began converting their preferred stock to common stock. The dollar amount transferred from preferred stock to common stock within shareholders' equity during 1995 was $504.

The Corporation's qualifying capital under the risk-based capital requirement is shown in the table below. The two components of total qualifying capital -D Tier I and Tier II -D are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of assets on the balance sheet, as well as off-balance sheet exposures. Also shown is an additional capital adequacy measure, referred to as the leverage ratio. This ratio evaluates capital adequacy on the basis of Tier I capital to total assets, net of the loan-loss reserve, goodwill, and intangible assets.

                                       1995                                1994
                              Amount           Ratio             Amount            Ratio
                             -----------------------------------------------------------
Leverage ratio               $59,220           7.14%            $53,138             6.80%
Regulatory minimum                             3.00                                 3.00

Tier I capital               $59,220          10.36%            $53,138             9.79%
Regulatory minimum                             4.00                                 4.00
Tier II capital                6,748                              6,126
Total capital                $65,968          11.40%            $59,264            10.79%
Regulatory minimum                             8.00                                 8.00

Regulatory minimums typically apply to the highest-rated banks, while others are expected to maintain higher levels of capital.

The table below lists the high and low trading prices for the common stock by quarter for the last three years, as listed on the NASDAQ National Market System. The Corporation's common stock trades under the symbol SECD. The price ranges and per share dividend figures set forth below have been adjusted to reflect the three-for-two stock split distributed May 1, 1995.

Quarter                          First        Second       Third       Fourth        Year
1995
Dividends Paid                   $ .16        $ .19        $ .19        $ .19        $ .73
Dividends Declared                 .19          .19          .19          .19          .76
High                             21.83        23.50        30.00        29.88        30.00
Low                              20.17        20.50        23.25        27.50        20.17

1994
Dividends Paid                   $ .15        $ .16        $ .16        $ .16        $ .63
Dividends Declared                 .16          .16          .16          .16          .64
High                             21.33        21.67        21.67        22.00        22.00
Low                              20.33        20.33        20.33        20.33        20.33

1993
Dividends Paid                   $ .13        $ .14        $ .15        $ .15        $ .57
Dividends Declared                 .14          .15          .15          .15          .59
High                             19.00        19.67        19.83        21.33        21.33
Low                              15.17        17.33        18.09        18.67        15.17


The Corporation's price for its common stock increased to a trading range of $27.50 to $29.88 per share in the fourth quarter of 1995. For 1994, the common stock traded in a range of $20.33 to $22.00 per share. The common stock closed at $28.75 per share on December 31, 1995, representing a $7.25, or 34%, increase from the prior year-end.

The Corporation has historically paid cash dividends on a quarterly basis and has periodically paid stock dividends at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors. The payment will depend on, among other things, earnings, financial condition and cash requirements of the Corporation at the time that such payment is considered, and on the ability of the Corporation to receive dividends from the Bank, the amount of which is subject to regulatory limitations. For 1995, 1994, and 1993, the dividend-payout ratio for the Corporation was 29.67%, 28.77%, and 29.62%, respectively.

INTEREST RATE SENSITIVITY

Management, through active management of the balance sheet, attempts to limit the impact that changes in interest rates might have on net interest income. Interest rate risk is monitored through both simulation analysis and asset and liability repricing schedules.

The following table sets forth the cumulative contractual maturity distributions as of December 31, 1995 of the Corporation's interest-earning assets and interest-bearing liabilities, its interest rate sensitivity gap, cumulative interest rate sensitivity gap for such assets and liabilities, and cumulative interest rate sensitivity gap as a percentage of total interest-earning assets. This table indicates the time periods in which certain interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms. However, this table does not necessarily indicate the impact of general interest rate movements on the Corporation's net interest movements due to several factors. Among these factors are that the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures and that the schedule does not account for anticipated repricing of loans and securities prior to their contractual maturity. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Subject to these qualifications, the table reflects a cumulative negative gap for assets and liabilities maturing or repricing in 1995.

                                                    Under           1 to 5          Over
                                                    1 Year           Years        5 Years        Total
Interest-earning assets:
Federal funds sold                                $  23,000       $       0       $      0     $  3,000
Securities                                        $  36,580       $  66,105       $ 48,303     $150,988
Mortgage-backed securities (1)                            0          16,900         68,646       85,546
Commercial loans (1)                                178,733          18,806         71,709      269,248
Other loans (1)                                      35,883         179,498         49,561      264,942
                                             ----------------------------------------------------------
Total interest-
earning assets                                    $ 254,196       $ 281,309       $238,219     $773,724
                                             ==========================================================
Interest-bearing liabilities:
Insured money market and interest
checking accounts                                 $ 122,513       $       0       $095,090     $122,513
Savings accounts                                    122,455               0              0      122,455
Time deposits                                       263,010          68,634          2,333      333,977
Other liabilities                                    90,154           5,144          7,204      102,502
                                             ----------------------------------------------------------
Total interest-
bearing liabilities                               $ 598,132       $ 973,778       $  9,537     $681,447
                                             ==========================================================

Contractural gap (2)                              $(343,936)      $ 207,531       $228,682     $ 92,277
Cumulative gap                                    $(343,936)      $(136,405)      $ 92,277
Cumulative gap as a percentage
of total interest-earning assets
                                                      (44.5)%         (17.6)%         11.9%

(1) Expected maturities will likely differ from contractual maturities because some borrowers and issuers have the right to call or repay obligations with or without call or prepayment penalties.

(2) Contractual gap is defined as rate-sensitive assets less rate-sensitive liabilities classified as to their final maturity date.

LIQUIDITY

Management of the Corporation's liquidity position is necessary to ensure that funds are available for asset growth, deposit withdrawals, and other liability maturities. The Corporation provides these funds for short-term liquidity needs through maturing securities, payments made on loans, and through the acquisition of new deposits. Long-term funding needs can be additionally met, if required, through the issuance of common stock and preferred stock. Excluding the origination and sale of loans held-for-sale, the net cash provided by operating activities for 1995 exceeded $5 million and for 1994 and 1993 exceeded $10 million. The Corporation also has the ability to borrow money on a daily basis in excess of $40,000 through correspondent banks to satisfy short-term liquidity needs. The Corporation has available a $5 million line of credit with a correspondent bank. The Corporation also has the ability to borrow funds via advances of various terms from the Federal Home Loan Bank. The Corporation's liquidity is considered by Management to be adequate to meet all current and projected needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets, Second Bancorp, Inc. and Subsidiary
 (Dollars in Thousands)

ASSETS                                                                               December 31
                                                                             1995         1994
                                                                         -----------------------
Cash and Demand Balances Due from Banks                                   $ 29,461     $  30,546
Time Deposits with Banks and Other Interest Bearing Assets                   3,000             0
Securities:
Available-for-sale                                                         236,534        86,953
Held-to-maturity (market value $135,631)                                         0       140,260
                                                                         -----------------------
Total Securities                                                           236,534       227,213
Loans:
                          Commercial                                       269,248       238,053
                            Consumer                                       195,752       202,343
                         Real Estate                                        69,190        65,502
                                                                         -----------------------
                         Total Loans                                       534,190       505,898
             Reserve for Loan Losses                                         6,748         6,126
                                                                          ----------------------
                          Net Loans                                        527,442       499,772
Premises and Equipment

(net of accumulated depreciationof $7,480 in 1995 and $6,621 in 1994)
                                                                             7,276         5,765
Accrued Interest Receivable                                                  5,028         4,828
Goodwill and Intangible Asset                                                4,565         5,565
Other Assets                                                                20,606        13,500
                                                                         -----------------------
                                               Total Assets               $833,912     $ 787,189
                                                                         =======================
LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities:

Demand Deposits (non-interest bearing)                                    $ 78,906     $ 083,486
Insured Money Market and Interest Checking Accounts                        122,513       116,935
Savings Deposits                                                           122,455       129,791
Time Deposits                                                              333,977       285,551
                                                                        ------------------------
Total Deposits                                                             657,851       615,763
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase                                              86,942        94,758
Note Payable                                                                 5,000         5,000
Other Borrowed Funds                                                         3,164         3,668
    Federal Home Loan Bank Advances                                          7,396         7,748
Accrued Expenses and Other Liabilities                                       7,526         4,369
                                                                          ----------------------
                                             Total Liabilities             767,879       731,306
Shareholders' Equity:
Preferred Stock, no par value;

Series A: 1,500,000 shares authorized; 718,750 issued                       12,731        13,235
and 691,366 and 718,750 shares
outstanding in 1995 and 1994, respectively
Series B: 1,500,000 shares authorized                                            0             0
Common Stock, no par value; 10,000,000 shares authorized;
2,562,041 and 2,509,316 shares issued in
1995 and 1994, respectively                                                 14,155        13,140
Net Unrealized Holding Gains (Losses) on

Available-for-Sale Securities, net of tax                                    2,248        (2,820)
Retained Earnings                                                           36,899        32,328
                                                                         -----------------------
Total Shareholders' Equity                                                  66,033        55,883
                                                                         -----------------------
Total Liabilities and Shareholders' Equity                                $833,912     $ 787,189
                                                                      ==========================

Consolidated Statements of Income, Second Bancorp, Inc. and Subsidiary INTEREST INCOME For the Calendar Year

(Dollars in Thousands, Except Per Share Data)                1995             1994              1993
                                                        --------------------------------------------
Loans (including fees):
Taxable                                                 $   48,303       $   40,868       $   37,903
Exempt from Federal Income Taxes                               810              726              742
Securities:
Taxable                                                     11,167            8,546            6,161
Exempt from Federal Income Taxes                             1,635            1,598            1,612
Federal Funds Sold                                             629              308              150
Time Deposits with Banks and Other Interest Income               0               69               35
                                                        --------------------------------------------
Total Interest Income                                       62,544           52,115           46,603

INTEREST EXPENSE
Deposits                                                    25,415           18,834           17,857
Federal Funds Purchased and Securities
Sold Under Agreements to Repurchase                          4,307            2,600            1,257
Note Payable                                                   434              121                0
Other Borrowed Funds                                           181              130              105
Federal Home Loan Bank Advances                                466              379              121
                                                        --------------------------------------------
Total Interest Expense                                      30,803           22,064           19,340
                                                        --------------------------------------------
NET INTEREST INCOME                                         31,741           30,051           27,263
Provision for Loan Losses                                    3,000            2,370            2,555
                                                        --------------------------------------------
Net Interest Income after Provision for Loan Losses         28,741           27,681           24,708

NON-INTEREST INCOME
Trust Fees                                                   2,227            2,025            1,973
Service Charges on Deposit Accounts                          2,406            1,899            1,662
Security Gains                                                 634               17              104
Other                                                        2,278            1,038            1,083
                                                        --------------------------------------------
Total Non-Interest Income                                    7,545            4,979            4,822

NON-INTEREST EXPENSE
Salaries and Employee Benefits                              11,702           10,285            8,851
Net Occupancy                                                2,955            2,569            2,415
Assessment on Deposits and Other Taxes                       1,932            1,994            1,854
Professional Services                                        1,534            1,378            1,152
Equipment                                                    1,340            1,141            1,333
Data Processing Services                                     1,034            1,132            1,213
Amortization of Goodwill and Other Intangibles               1,000              847              878
Other                                                        4,529            4,281            3,685
                                                        --------------------------------------------
Total Non-Interest Expense                                  26,026           23,627           21,381
                                                        --------------------------------------------
Income before Federal Income Taxes                          10,260            9,033            8,149
Income Tax Expense (Benefit):
Current                                                      3,516            3,312            3,048)
Deferred                                                      (821)            (922)            (906)
                                                        --------------------------------------------
Total Federal Income Tax Expense                             2,695            2,390            2,142
                                                        --------------------------------------------
NET INCOME                                              $    7,565       $    6,643       $    6,007
                                                        --------------------------------------------
Preferred Stock Dividends                                   (1,066)          (1,078)          (1,078)
                                                        --------------------------------------------
Net Income Applicable to Common Stock                   $    6,499       $    5,565       $    4,929
                                                        ============================================
NET INCOME PER COMMON SHARE

Primary                                                 $     2.55       $     2.22       $     1.97

Fully Diluted                                           $     2.26       $     2.01       $     1.82
Weighted Average Common Shares Outstanding               2,547,787        2,508,906        2,495,306

Consolidated Statements of Shareholders' Equity, Second Bancorp, Inc. and Subsidiary (Dollars in Thousands, Except Per Share Data)

                                                                          Unrealized
                                                 Preferred    Common         Holding      Retained
                                                  Stock       Stock         Gain (Loss)   Earnings    Total
                                            -----------------------------------------------------------------
Balance, January 1, 1993                          $13,235   $12,730            $  0       $24,895    $50,860
Net Income                                                                                  6,007      6,007
Exercise of Stock Options                                        33                                       33
Cash Dividends Declared:

Common Stock ($.587 per share)                                                             (1,460)    (1,460)
Preferred Stock ($1.50 per share)                                                          (1,078)    (1,078)
                                            -----------------------------------------------------------------
Balance, December 31, 1993                         13,235    12,763               0        28,364     54,362
Net Income                                                                                  6,643      6,643
Exercise of Stock Options                                        35                                       35
Common Stock Issued -
Dividend Reinvestment Plan                                      342                                      342
Cash Dividends Declared:
Common Stock ($.64 per share)                                                             (1,601)     (1,601)
Preferred Stock ($1.50 per share)                                                         (1,078)     (1,078)
Adjustment to Net Unrealized Gains
(Losses) on Available-for-sale
securities, net of tax                                                       (2,820)                  (2,820)
                                            -----------------------------------------------------------------
Balance, December 31, 1994                          13,23   513,140          (2,820)      32,328      55,883

Net Income                                                                                 7,565       7,565
Exercise of Stock Options                                        33                                       33
Common Stock Issued -D
Dividend Reinvestment Plan                                      478                                      478
Conversion of Preferred Stock to
Common Stock                                         (504)      504                                        0
Cash Dividends Declared:
Common Stock ($.76 per share)                                                             (1,928)     (1,928)
Preferred Stock ($1.50 per share)                                                         (1,066)     (1,066)
Adjustment to Net Unrealized Gains (Losses)
on Available-for-sale securities, net of tax                                  5,068                    5,068
                                               --------------------------------------------------------------
Balance, December 31, 1995                        $12,731   $14,155          $2,248      $36,899     $66,033
                                               ==============================================================

Consolidated Statements of Cash Flows, Second Bancorp, Inc. and Subsidiary

OPERATING ACTIVITIES                                                         For the Calendar Year Ended
(Dollars in Thousands)                                                        1995        1994           1993
                                                                         ---------------------------------------
Net Income                                                               $   7,565      $  6,643      $   6,007
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses                                                    3,000         2,370          2,555
Provision for Depreciation                                                   1,054           908          1,025
Provision for Amortization of Intangibles                                    1,000           847            878
Goodwill Disposed of from Sale of Student Loans                                  0            82            124
Amortization of Investment Discount and Premium                                590         1,300          2,271
Amortization of Time Deposits with Banks and Other
Interest Bearing Assets Discount and Premium                                     0           (69)             0
Deferred Income Taxes                                                         (821)         (922)          (906)
Securities Gains                                                              (634)          (17)          (104)
Other Gains, net                                                              (408)          (22)          (143)
(Increase) Decrease in Interest Receivable                                    (200)          256            645
Increase in Interest Payable                                                   789           838            142
 Originations of Loans Held-for-sale                                       (17,977)       (8,586)       (26,758)
Proceeds from Sales of Loans Held-for-sale                                  18,367        43,924         52,715
Increase in Other Assets                                                    (8,886)       (2,098)        (1,111)
Increase in Other Liabilities                                                2,368           119            551
                                                                       ----------------------------------------
Net Cash Provided by Operating Activities                                    5,807        45,573         37,891
INVESTING ACTIVITIES
              Proceeds from Maturities of Securities                             0             0         62,450
Proceeds from Sales of Securities                                                0             0         39,270
Purchases of Securities                                                          0             0       (126,990)
Proceeds from Maturities of Securities - Held-to-maturity                   19,974        10,114              0
Proceeds from Maturities of Securities - Available-for-sale                 46,392        15,718              0
Proceeds from Sales of Securities-D Available-for-sale                      66,232        42,045              0
Purchases of Securities-D Held-to-maturity                                    (250)      (95,787)             0
Proceeds of Securities-D Available-for-sale                               (133,956)      (41,132)             0
Net Decrease (Increase) in Time Deposits with

Banks and Other Interest Bearing Assets                                          0         1,049           (994)
Deposits Acquired-D Branch Acquisitions                                          0        65,269              0
  Premium Paid for Acquired Deposits                                             0        (3,112)             0
Net Increase in Revolving Credit Receivables                                (1,257)         (332)          (719)
Net Increase in Loans                                                      (29,413)      (71,257)       (78,178)
Net Increase in Premises and Equipment                                      (2,547)       (2,288)          (586)
                                                                     ------------------------------------------
Net Cash Used by Investing Activities                                      (34,825)      (79,713)      (105,747)
FINANCING ACTIVITIES

Net (Decrease) Increase in Demand Deposits, Insured Money Market and

Interest Checking Accounts, and Savings Deposits                            (6,338)       16,982          4,634
Net (Decrease) Increase in Time Deposits                                    48,426       (21,368)        44,035
Net (Decrease) Increase in Federal Funds Purchased and Securities

Sold Under Agreements to Repurchase                                         (7,816)       39,804         17,008
Increase in Note Payable                                                         0         5,000              0)
Net (Decrease) Increase in Borrowings                                         (504)       (2,331)         1,050
Net (Repayments) Advances from Federal Home Loan Bank                         (352)        6,780            968
Cash Dividends                                                              (2,994)       (2,679)        (2,538)
Issuance of Common Stock                                                       511           377             33
                                                                         --------------------------------------
Net Cash Provided by Financing Activities                                   30,933        42,565         65,190
                                                                      -----------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                             1,915         8,425         (2,666)
                                                                       ----------------------------------------
Cash and Cash Equivalents at Beginning of Year                              30,546        22,121         24,787
                                                                      -----------------------------------------
Cash and Cash Equivalents at End of Year                                 $  32,461      $ 30,546      $  22,121
                                                                    ===========================================

Supplementary Cash Flow Information:

Cash paid for 1) Federal income taxes - $3,713, $3,929, and $2,845 for the twelve months ended December 31, 1995, 1994 and 1993, respectively; and 2) Interest -D $30,014, $21,226, and $19,198 for the twelve months ended December 31, 1995, 1994 and 1993, respectively.

Notes to Consolidated Financial Statements
Second Bancorp, Inc. and Subsidiary
(Dollars in Thousands, Except Per Share Data) December 31, 1995

1. Statement of Accounting Policies

Nature of Operations: Second Bancorp, Inc. (the Corporation) is a one bank holding company with its sole subsidiary being the Second National Bank of Warren (the Bank), headquartered in Warren, Ohio, with 25 branches and one loan production office operating in northeast Ohio. In addition to general commercial banking, the Bank engages in trust and mortgage banking activities and other financially related businesses.

The accounting policies followed by Second Bancorp, Inc. conform to generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant accounting policies:

a. Principles of Consolidation: Significant intercompany balances and transactions between the Corporation and the Bank have been eliminated.

b. Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

c.Securities Held-to-Maturity and Available-for-Sale: The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, 'Accounting for Certain Investments in Debt and Equity Securities,' for investments held as of or acquired after January 1, 1994. At the time of the adoption, the Corporation transferred $14,710 in amortized cost of securities from the held-to-maturity portfolio to the available-for-sale portfolio to conform to the Statement's requirements. The cumulative effect of the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost as of January 1, 1994 was immaterial. On November 15, 1995, the Financial Accounting Standards Board (FASB) staff issued a special report, 'A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities.' In accordance with the provisions of the special report, on November 30, 1995, Management chose to reclassify all debt securities as available-for-sale. The effect of the reclassification was to transfer $120,273 in securities from held-to-maturity to available-for-sale. Management determined the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. This component of shareholders' equity was $(2,820) as of December 31, 1994 and increased to $2,248 as of December 31, 1995. $1,968 of the increase was due to the reclassification of securities during the fourth quarter of 1995.

The amortized cost of the debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

d.Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Premiums on acquired loans have been deducted from the related interest income and are amortized over the remaining useful life of the loans acquired. Discounts and premiums on acquired deposits have been deducted or added respectively from the related interest expense and are being accreted and amortized over the remaining useful life of the deposits. The accrual of interest income generally is discontinued when a loan becomes, in Management's opinion, doubtful of being collectible. When interest accruals are discontinued, interest credited to income for the current year is reversed, and interest accrued in prior years is charged to the reserve for loan losses.

The Corporation accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees and amortizing them as an adjustment of the related loan's yield. The Corporation is amortizing these amounts over the contractual life of the related loans.

In 1995, the Corporation adopted SFAS No. 122, 'Accounting for Mortgage Servicing Rights,' which requires companies to recognize as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Additionally, the Corporation must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The effect of adopting this standard was not material.

e.Reserve for Loan Losses: The reserve for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the reserve is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall quality, and a review of specific problem loans. Effective January 1, 1995, the Corporation adopted SFAS No. 114, 'Accounting by Creditors for Impairment of a Loan,' as amended by SFAS No. 118, 'Accounting by Creditors for Impairment of a Loan -D Income

Recognition and Disclosures.' These standards address the accounting for certain loans when it is probable that amounts due pursuant to the contractual terms of the loan will not be collected. This evaluation is inherently subjective and requires a material estimate, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change. The adoption of these standards was not material.

f. Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed generally by the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives.

g.Federal Income Taxes: Deferred Federal income taxes are provided for differences between tax and financial statement bases of assets and liabilities at year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

h. Intangible Assets: Intangible assets resulting from acquisitions are specifically identified when determinable. Goodwill is amortized based on the estimated useful life of the long term assets acquired and on an accelerated basis. The core deposit intangible is amortized both on an accelerated basis and on a straight-line basis over the estimated useful life. Original estimated useful lives for the core deposit intangible and goodwill range from 10 to 14 years and 8 to 22 years, respectively. Accumulated amortization as of December 31, 1995 and 1994 were $5,218 and $4,218, respectively.

i.Interest Rate Management: From time to time, the Bank enters into interest rate swap agreements to modify characteristics of its financial assets and liabilities. These agreements involve the receipt of floating or fixed rate interest in exchange for floating or fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or expense related to the assets and liabilities. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. On December 31, 1995, the Bank was not a party to any interest rate swap agreements.

j.Cash Equivalents: Cash equivalents include amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for periods of less than thirty days.

k.Per Share Data: Primary earnings per common share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding, including common stock equivalents, during each year (2,547,787 in 1995; 2,508,906 in 1994; and 2,495,306 in 1993). Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalents, plus the additional common shares resulting from the assumed conversion of the Series A-1 preferred stock into common shares (3,352,087 in 1995; 3,313,232 in 1994; and 3,301,781 in 1993). On May 1, 1995, the Corporation declared a three-for-two stock split. The share and per share data have been restated to reflect this stock split.

l.Reclassifications: Certain reclassifications have been made to amounts previously reported in order to conform with current year presentation.

m.Accounting for Stock-Based Compensation: In October 1995, the FASB issued SFAS No. 123, 'Accounting for Stock-Based Compensation.' SFAS No. 123 defines a fair-value-based method of accounting for stock-based employee compensation plans. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. The standard encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for its plans as prescribed in APB Opinion No. 25, 'Accounting for Stock Issued to Employees.' If any entity continues to use the accounting in Opinion 25, pro forma disclosure of net income and earnings per share must be made as if the fair-value method of accounting, as defined by SFAS No. 123, had been adopted. At this time, Management expects to continue its accounting in accordance with APB Opinion 25. The disclosure requirements of SFAS No. 123 will be adopted as required for financial statements beginning in 1996.

2. Restrictions on Cash and Due From Bank Accounts

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1995 was approximately $3,225. Additionally, the Bank maintains compensating balances averaging $1,750 for services provided by the Federal Reserve Bank during 1995.

3. Securities

The following is a summary of available-for-sale and held-to-maturity securities:

                                                                  Gross       Gross      Estimated
                                                    Amortized   Unrealized   Unrealized   Market
1995                                                  Cost        Gains       Losses      Value
Available-for-sale:

U.S. Treasury securities and obligations of other
U.S. Government agencies and corporations            $103,946     $1,892     $(115)     $105,723
Obligations of states and political subdivisions       33,568      1,167       (55)       34,680
Corporate securities                                    7,069          0       (39)        7,030
Mortgage-backed securities                             84,981        872      (307)       85,546
                                                     --------------------------------------------
Total Debt securities                                 229,564      3,931      (516)      232,979
Equity securities                                       3,563          0        (8)        3,555
                                                     --------------------------------------------
            Total Available-for-sale                  233,127      3,931      (524)      236,534
                                                     --------------------------------------------
                    Total Securities                 $233,127     $3,931     $(524)     $236,534
                                                     ============================================

                                                                   Gross        Gross     Estimated
                                                    Amortized    Unrealized   Unrealized    Market
1994                                                   Cost        Gains       Losses        Value
Available-for-sale:
U.S. Treasury securities and obligations of other
U.S. Government agencies and corporations             $ 55,670     $1,890     $(2,432)     $ 53,238
Obligations of states and political subdivisions         6,277         23         (61)        6,239
Mortgage-backed securities                              26,038          0      (1,790)       24,248
                                                      ---------------------------------------------
Total Debt securities                                   87,985         23      (4,283)       83,725
Equity securities                                        3,230          0          (2)        3,228
                                                      ---------------------------------------------
Total Available-for-sale                                91,215         23      (4,285)       86,953
                                                      ---------------------------------------------
Held-to-maturity:
U.S. Treasury securities and obligations of other
U.S. Government agencies and corporations               67,448          7      (2,008)       65,447
Obligations of states and political subdivisions        27,426        350        (874)       26,902
Corporate securities                                    13,902          0        (432)       13,470
Mortgage-backed securities                              31,484          0      (1,672)       29,812
                                                      ---------------------------------------------
Total Held-to-maturity                                 140,260        357      (4,986)      135,631
                                                      ---------------------------------------------
Total Securities                                      $231,475     $  380     $(9,271)     $222,584
                                                      =============================================

The amortized cost and estimated market value of securities on December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Available-for-Sale
                                                               Estimated
                                            Amortized            Market
                                               Cost               Value
                                            ----------------------------
Under 1 year                                $ 36,585            $ 36,580
1 to 5 years                                  67,538              68,374
5 to 10 years                                 33,099              35,005
Over 10 years                                  7,361               7,474
                                            ----------------------------
                                             144,583             147,433
Mortgage-backed securities                    84,981              85,546
Equity securities                              3,563               3,555
                                            ----------------------------

                                            $233,127            $236,534
                                            ========            ========

Information relating to sales of available-for-sale securities for the three years ended December 31, 1995 is as follows:

                                               1995         1994           1993
                                            ------------------------------------
Proceeds from sales of securities           $ 66,232      $ 42,045      $ 39,270
Gross realized gains                        $  1,022      $    490      $    203
Gross realized losses                           (388)         (473)          (99)
Income tax associated with net gains216            6            35
                                            ------------------------------------
After tax gain                              $    418      $     11      $     69
Impact on earnings per share                $    .16      $    .01      $    .03

On December 31, 1995 and 1994, securities with a carrying value of $173,979 and $173,192, respectively, were pledged to secure repurchase agreements, deposits of public funds, and for other purposes.

4. Loans to Related Parties

The Bank has granted loans to the officers and directors of both the Corporation and the Bank and their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amounts of these loans were $7,553 and $9,878 at December 31, 1995 and 1994, respectively. New loans and advances totaled $5,215 and payments were $5,698 in 1995. Changes in the composition of directors and officers resulted in a reduction in outstanding loans of $1,842 from the December 31, 1994 balance.

5. Asset Quality
Reserve for loan losses:

Changes in the reserve for loan losses for each of the last three years ended December 31 were as follows:

                                            1995          1994          1993

Balance at beginning of year              $ 6,126       $ 5,392       $ 4,350
Charge-offs                                (3,000)       (2,254)       (1,938)
Recoveries                                    622           618           425
                                          -----------------------------------
Net charge-offs                            (2,378)       (1,636)       (1,513)
Provision for loan losses                   3,000         2,370         2,555
                                          -----------------------------------
Balance at end of year                    $ 6,748       $ 6,126       $ 5,392
                                          ===================================
Reserve for loan losses as a
percent of gross loans                       1.26%         1.21%         1.14%
                                          -----------------------------------

Non-accrual, past-due and restructured loans (non-performing loans):

Non-accrual loans are loans that are no longer earning interest at the discretion of Management. This occurs when Management determines that the borrower can no longer service the debt, but the loan is adequately secured with collateral or the borrower is able to repay the principal portion of the loan in the future. Past-due loans are loans with principal payments more than 90 days past due. Both interest and principal are expected to be repaid. Restructured loans include loans whose original terms were redesigned to allow the customer to remain current and repay the loan. Also listed is other real estate owned which represents real estate acquired through the default of loans. The Bank's practice is to carry other real estate owned at the lower of cost or fair market value, less estimated costs to sell.

                                                            December 31
                                                   1995            1994
Non-accrual loans                                 $2,673         $3,412
Past-due loans                                     1,465          2,081
Restructured loans                                  25               33
                                                    -------------------
Total                                             $4,163         $5,526
                                                  =====================

Percent of total loans at year end                 .78%           1.09%
Other real estate owned (net of reserve)            $27            $116

For the year ended December 31, 1995, interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans in the above schedule amounted to $351. No interest income was realized on these loans for 1995. On December 31, 1995, loans that were considered to be impaired under SFAS No. 114 totaled $2,073, all of which were included in non-performing assets.

6. Fair Values of Financial Instruments

SFAS No. 107, 'Disclosures about Fair Value of Financial Instruments,' requires that the Corporation disclose estimated fair values for its financial instruments. The market value of securities, as presented in Note 3, is based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are Management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. In accordance with SFAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available.

These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments. SFAS No. 107 also excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Corporation.

The following table presents the estimates of fair value of financial instruments:

                                                                 December 31, 1995          December 31, 1994
                                                         Carrying          Fair      Carrying         Fair
                                                            Value          Value        Value         Value

Assets:

           Cash and cash equivalents                    $  32,461      $  32,461      $ 30,546     $ 30,546
                          Securities                      236,534        236,534       227,213      222,584
                              Loans                       534,121        516,917       505,754      484,672
           Allowance for loan losses                       (6,748)        (6,126)

Liabilities:

                     Demand deposits                       78,906         78,906        83,486       83,486
               Insured money market
and interest checking accounts                            122,513        122,513       116,935      116,935
                    Savings deposits                      122,455        122,455       129,791      129,791
                       Time deposits                      333,977        336,132       285,551      274,132
Federal funds purchased and securities sold under

            agreements to repurchase                       86,942         86,942        94,758       94,758
                        Note payable                        5,000          5,000         5,000        5,000
                Other borrowed funds                        3,164          3,164         3,668        3,668
                       FHLB Advances                        7,396          7,249         7,748        6,833

Off-balance sheet instruments                                   0              0             0            0

Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets fair value.

Investment securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: The fair values for other loans are estimated using a discounted cash flow calculation. Variable-rate loans that reprice frequently are assumed to have a short-duration period, yielding a fair value that approximates the carrying value.

Deposit liabilities: The fair values disclosed for demand deposits, insured money market and interest checking accounts, and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for time deposits are estimated using a discounted cash flow calculation that applies interest rates used to price risk-free instruments of like term, adjusting for credit risks and operating expenses. Variable-rate time deposits that reprice frequently are assumed to have a short-duration period, yielding a fair value that approximates the carrying value.

Federal funds purchased, securities sold under agreements to repurchase, notes payable, and other short-term borrowings: The carrying amounts of Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings approximate their fair values.

Off-balance sheet instruments: The amounts to be reported for off-balance sheet instruments relate to accruals or deferred income (fees) arising from the off-balance sheet instrument, including futures, swaps, forwards, options, guarantees, and lending commitments. The Corporation has no amounts that are reportable for these instruments.

7. Premises and Equipment

The following is a summary of bank premises and equipment accounts as of December 31:

                                                   1995            1994
Land and buildings                               $ 1,237        $   908
Leasehold improvements                             4,025          3,883
Furniture and equipment                            9,494          7,595
                                                   --------------------
                                                  14,756         12,386
Less:

Accumulated depreciation and amortization          7,480          6,621
                                                 $ 7,276        $ 5,765

8. Federal Funds Purchased and Securities Sold Under Agreements to Repurchase The Corporation had outstanding $5 million in Federal funds purchased at a rate of 6.00% as of December 31, 1995. The Corporation also has repurchase agreements with corporate customers. These borrowings are collateralized with securities owned by the Corporation and held in the safekeeping account at the Federal Reserve Bank. The following table summarizes certain information relative to these borrowings:

                                                                   1995             1994              1993
                                                                   ---------------------------------------
Outstanding at December 31                                     $ 82,482          $78,758           $46,954
Weighted average interest rate at December 31                      4.30%            4.90%             2.73%
Maximum amount outstanding as of any month end                 $101,893          $78,758           $55,736
Average amount outstanding                                     $ 85,824          $64,281           $45,292
Approximate weighted average interest rate during the year         4.81%            3.77%             2.67%

9. Note Payable

The Corporation has a $5 million unsecured note with a correspondent bank. The note is for a two-year term with a maturity of September 15,1997 and bears interest at a floating rate based on either the Federal funds rate or the prime rate. In addition, the Corporation has available a $5 million unsecured line of credit with another correspondent bank.

10. Other Borrowed Funds and Federal Home Loan Bank Advances

The Corporation has a Treasury Note Option Agreement with the Federal Government which allows the Corporation to hold funds deposited by customers for treasury and tax payments to the Government up to a self-imposed limit of $6,000,000. Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock and a portion of the Corporation's qualified mortgage loan portfolio, and are used to fund mortgage loan originations of the Corporation. The detail of these borrowings on December 31, 1995 and 1994 is as follows:

                                                                Current
                                                                Interest          Balance
Description                                                      Rates              1995              1994
                                                                 -----------------------------------------
Treasury Note Option Account                                      5.09%           $3,164            $3,668
Fixed-Rate FHLB Advances, with monthly principal and interest payments

Advances due March 2008 to August 2009                   5.90% to 6.85%           $7,396            $7,748

11. Preferred Stock

The Corporation is authorized to issue 1,500,000 shares each of preferred stock, Series A and B. On June 25 and July 7, 1992, the Corporation issued a total of 718,750 shares of $1.50 Cumulative Convertible Preferred Stock, Series A-1 (the 'preferred stock'), generating net proceeds of $13,235,000. The preferred stock pays dividends in the amount of $1.50 per annum per share and are cumulative from the date of original issuance, payable quarterly on March 15, June 15, September 15, and December 15 of each year. The holders of preferred stock will be entitled to one vote for each share of preferred stock held by them upon all matters presented to shareholders. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock, without par value, of the Corporation at a conversion price of $17.89 per share (equivalent to a rate of 1.1177 shares of common stock for each share of preferred stock converted). During 1995, 27,384 shares of preferred stock were converted to common stock by the holders. The shares of the preferred stock have a liquidation preference of $20.00 per share plus accrued and unpaid dividends. The preferred stock is redeemable at the option of the Corporation at any time on or after June 25, 1996, in whole or in part, at the redemption prices set forth below plus accrued and unpaid dividends:

                             Redemption
12 months ended June 24        Price
------------------------------------
1997                          $21.05
1998                           20.90
1999                           20.75
2000                           20.60
2001                           20.45
2002                           20.30
2003                           20.15
thereafter                     20.00

12. Restriction on Dividends
Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits from the preceding two years. As of December 31, 1995, the Bank had retained earnings of $38,213, of which $11,405 was available for distribution to the Corporation as dividends without prior regulatory approval.

13. Federal Income Taxes The Corporation's Federal income tax provision in the accompanying statements of income differs from the statutory rate as follows:

                                                      1995            1994          1993
                                                   -------------------------------------

Statutory rate                                            34%           34%           34%
                                                   -------------------------------------
Income before Federal income taxes                  $ 10,260       $ 9,033       $ 8,149
                                                   -------------------------------------
Tax at statutory rate                               $  3,488       $ 3,071       $ 2,771
Tax effect of non-taxable interest                      (831)         (790)         (746)
Other items, net                                          38           109           117
                                                   -------------------------------------
                                                    $  2,695       $ 2,390       $ 2,142
                                                   =====================================

Significant components of the Corporation's deferred tax liabilities and assets as of December 31 are as follows:

                                                                        1995       1994
Deferred tax liabilities:
                 FASB 115 adjustment                                   $1,160     $  n/a
            Deferred pension expense                                       59        223
                               Other                                      116        175
                                    Total deferred tax liabilities      1,335        398

Deferred tax assets:
           Provision for loan losses                                    2,294      1,827
                 FASB 115 adjustment                                      n/a      1,440
                Non-accrual interest                                      375        340
                  Deferred loan fees                                      313        328
                               Other                                      502        351
                                                                       -----------------
                                    Total deferred tax assets           3,484      4,286
                                                                       -----------------
Net deferred tax assets                                                $2,149     $3,888
                                                                       =================

14. Employee Benefit Plans

The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. The benefits are based on a percentage of the employee's average annual earnings multiplied by completed years of continuous service. The Corporation's funding policy is to contribute annually an amount between the minimum required and the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The plan assets at December 31, 1995 are invested primarily in common stock; preferred stock, including 4,000 shares of the Corporation's $1.50 Cumulative Convertible Preferred Stock, Series A-1; and corporate bonds.

The following table sets forth the plan's funded status and amounts recognized in the Corporation's statements of financial position on December 31:

                                                                             1995        1994
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested
benefits of $2,072 in 1995 and $1,349 in 1994                              $ 2,745      $ 1,891
                                                                           ====================

Projected benefit obligation for service rendered to date                  $ 5,232      $ 3,730
Plan assets at fair value, primarily listed stocks and corporate bonds       5,365        4,280
                                                                           --------------------
Plan assets in excess of projected benefit obligation                         (133)        (550)
Unrecognized net loss from past experience different from that assumed
and effects of changes in assumptions                                         (514)        (451)
Unrecognized net assets at January 1                                           157          178
                                                                           --------------------
Prepaid pension costs included in other assets                             $  (490)     $  (823)
                                                                           =====================

Net pension cost included the following components:
                                                                   1995       1994        1993
                                                                 -----------------------------
Service cost-benefits earned during the period                   $   398      $ 416      $ 286
Interest cost on projected benefit obligation                        351        298        227
Actual return on plan assets                                      (1,385)       277       (450)
Net amortization and deferral                                        969       (623)       123
                                                                 -----------------------------
Net periodic pension expense                                     $   333      $ 368      $ 186
                                                                 =============================

Assumptions used in determining the actuarial present value of the projected benefit obligation are as follows:

                                                                 1995             1994              1993
                                                                 ----------------------------------------
Rates used for calculation of expense:
      Interest rate for obligations                              7.00%            8.25%             7.00%
Long-term rate of investment return                              9.25%            9.00%             9.00%
                Salary increase rate                             5.50%            5.50%             5.00%

The Bank also sponsors a defined contribution benefit plan covering substantially all eligible employees of the Bank. Prior to July 1, 1993 the Bank voluntarily contributed 50% of the participants' contribution up to a maximum of 3% of the participants' compensation. Commencing July 1, 1993 the matching contribution was increased to 75% of the participants' contribution. Participants, at their discretion, may invest in several investment funds or a stock fund consisting solely of the Corporation's common stock. The Bank's contribution is limited solely to the stock fund. Contributions in 1995, 1994, and 1993 were $257, $202, and $157, respectively. The Board of Directors of the Corporation has authorized the issuance of 49,500 shares of the Corporation's common stock for use in the Bank's defined contribution benefit plan. As of December 31, 1995, none of the shares authorized have been issued.

In 1994, the Corporation adopted SFAS No. 112, 'Accounting for Postemployment Benefits.' The standard requires accrual accounting for postemployment benefits, such as disability benefits, instead of recognizing an expense for those benefits when paid. The Corporation recognized an expense of $158 in 1994 with the adoption of the new rules and an expense of $22 in 1995.

15. Stock Options

The Corporation's incentive stock option plan authorizes the issuance of options to purchase common stock to key officers primarily at the market price at the date of grant. In May, 1991 the plan was approved to provide 67,500 shares of common stock to be used by the plan for a period of five years, limiting grants to a maximum of 2,250 shares per officer per year. In May, 1994 the plan was amended to provide an additional 150,000 shares of common stock and an increase of the maximum annual grant to 3,750 shares. The term of the plan was extended to May, 2000. The options are exercisable one year after issuance and expire after ten years.

A summary of stock option activity is as follows:

                                                                                              Option Price
                                                              Number of
                                                                 Shares           Per Share          Total
Outstanding at December 31, 1992                                 23,100      $8.67 - $14.67         $  295
                             Granted                             18,900               18.42            348
                          Exercised                               2,250               14.67            (33)
                                                                 -----------------------------------------
Outstanding at December 31, 1993                                 39,750       8.67 -  18.42            610
                             Granted                             26,550               21.17            562
                          Exercised                               4,050                8.67            (35)
                                                                 -----------------------------------------
Outstanding at December 31, 1994                                 62,250       8.67 -  21.17          1,137
                             Granted                             26,600               21.13            562
                          Exercised                               2,250               14.67            (33)
                                                                  ----------------------------------------
Outstanding at December 31, 1995                                 86,600      $8.67 - $21.17         $1,666
                                                                ==========================================
Exercisable at December 31, 1995                                 60,000      $8.67 - $21.17         $1,104

16. Parent Company

Condensed financial information of Second Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets
                                                                                          Dec. 31       Dec. 31
                                                                                            1995          1994
Assets:
                                Cash                                                      $   540     $    608
       Available-for-sale securities                                                          699          518
                               Loans                                                          722            0
Investment in and advances to subsidiary, at equity in underlying
                                         value of their net assets                         69,231       59,765
                        Fixed assets                                                           27           42
                        Other assets                                                          890          855
                                                                                          --------------------
                                               Total assets                               $72,109     $ 61,788
                                                                                          ====================
Liabilities and Shareholders' Equity:
       Accrued and other liabilities                                                      $ 1,076     $    905
                       Note payable                                                         5,000        5,000
Shareholders' Equity:
      Preferred stock, no par value;
                Series A: 1,500,000 shares authorized;
                718,750 shares issued and 691,366 and 718,750
                shares outstanding, respectively                                           12,731       13,235
                Series B: 1,500,000 shares authorized                                           0            0
Common stock, no par value; 10,000,000
                shares authorized; 2,562,041 and 2,509,316 shares
                issued, respectively                                                       14,155       13,140
Net unrealized holding gains (losses) on
                available-for-sale securities                                               2,248       (2,820)
Retained earnings                                                                          36,899       32,328
                                                                                      ------------------------
Total Liabilities and Shareholders' Equity                                                $72,109     $ 61,788
                                                                                      ========================

Condensed Statements of Income

Years ended December 31                                            1995         1994         1993
                                                                 ---------------------------------
Income:
      Cash dividends from subsidiary                             $ 3,384      $ 3,168      $ 2,651
      Management fee from subsidiary                                   0            0          184
                     Interest income                                 757          134          157
                        Other income                                  10            2            0
                                                                 ---------------------------------
Total income                                                       4,151        3,304        2,992
Expenses:
                    Interest expense                                 432          121            0
                      Other expenses                                 663          407          624
                                                                 ---------------------------------
                      Total expenses                               1,095          528          624
                                                                 ---------------------------------
Income before income taxes and equity in

undistributed earnings of subsidiary                               3,056        2,776        2,368
Income tax benefit                                                  (116)        (163)        (136)
                                                                 ---------------------------------
Income before equity in undistributed earnings of subsidiary       3,172        2,939        2,504
Equity in undistributed earnings of subsidiary                     4,393        3,704        3,503
                                                                 ---------------------------------
Net income                                                       $ 7,565      $ 6,643      $ 6,007
                                                                 =================================

Condensed financial information of Second Bancorp, Inc. (Parent Company only) Condensed Statements of Cash Flows

Years ended December 31                                      1995         1994         1993
                                                           ---------------------------------
Operating Activities:
Net income                                                 $ 7,565      $ 6,643      $ 6,007
Less: Equity in undistributed net income of subsidiary      (4,393)      (3,704)      (3,503)
          Provision for depreciation                            15            9            8
Accretion of temporary investment discount                       0          (13)         (35)
  Amortization of investment premium                             0           54          127
          Loss on sale of securities                             0            3            0
        Gain on sale of fixed assets                             0           (5)           0
                         Other (net)                           136           70          (24)
                                                           ---------------------------------
Cash provided by operations                                  3,323        3,057        2,580

Investing Activities:

Increase in investment in subsidiary                             0       (2,500)      (1,000)
Increase in loan to subsidiary                                   0       (7,000)           0
                   Increase in loans                          (722)           0            0
Net decrease (increase) in temporary investments                 0        1,007         (959)
                 Sales of securities                             0        3,515            0
Maturity of securities                                           0            0        1,500
             Purchases of securities                          (186)        (519)      (1,471)
 Purchases of premises and equipment                             0          (46)           0
Proceeds from sales of premises and equipment                    0           14            0
                                                           ---------------------------------
Cash used by investing activities                             (908)      (5,529)      (1,930)

Financing Activities:

            Issuance of note payable                         5,000        5,000            0
           Repayment of note payable                        (5,000)           0            0
            Issuance of common stock                           511          377           33
                Payment of dividends                        (2,994)      (2,679)      (2,538)
                                                           ---------------------------------
Cash (used by) provided by financing activities             (2,483)       2,698       (2,505)
                                                           ---------------------------------

(Decrease) Increase in Cash                                $   (68)     $   226      $(1,855)
                                                           =================================
Cash at beginning of year                                      608          382        2,237
                                                           ---------------------------------
Cash at end of year                                        $   540      $   608      $   382
                                                           =================================

17. Commitments and Contingent Liabilities

Loan Commitments:

Loan commitments are made to accommodate the financial needs of the Bank's customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers' trade transactions.

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies. Collateral (e.g., securities, receivables, inventory, and equipment) is obtained based on Management's credit assessment of the customer.

The Bank's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31, 1995 was as follows:

Commercial                  $ 91,353
Real Estate                    2,078
Consumer                       4,548
Standby Letters of Credit      5,937
                            --------
                            $103,916
                            ========

Lease Agreements: The Bank has entered into lease agreements covering its main office, several branch locations, and equipment for various periods through 2011, with options to renew. Also, the Bank has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time.

The Bank also has an electronic data processing agreement with an outside data processing center. The agreement is a commitment for two years, terminating in 1997.

Future minimum commitments under noncancelable operating leases and future estimated commitments under the electronic data processing agreement are as follows:

1996                        $  2,463
1997                           1,827
1998                           1,496
1999                           1,384
2000                           1,370
thereafter                    10,617

Rentals under operating leases and data processing costs amounted to $2,888, $2,770, and $2,725 in 1995, 1994, and 1993, respectively.

Low Income Housing Project: In 1993, the Bank became an investor in Ohio Equity Fund III, which is a low-income housing tax credit project designed to provide affordable housing for Ohio communities. The Bank has invested $125 to date and has begun to realize tax credits and tax savings from the investment. The Bank is committed to invest another $875 to the fund over the next several years.

18. Significant Concentration of Credit Risk

Most of the Bank's business activity is with customers located within the state of Ohio. As of December 31, 1995, the Bank had a concentration in commercial real estate loans totaling approximately $167,000, approximately 71% of which were owner-occupied businesses, including medical office buildings, retail and fast-food restaurants, and automobile dealerships within the Bank's market area. Of the $167,000 of commercial real estate loans, $1,791 or 1.1% were on non-accrual status as of December 31, 1995.

Report of Independent Auditors and Supplementary Data
Second Bancorp, Inc. and Subsidiary

To the Shareholders and Board of Directors of Second Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Second Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second BANCORP, Inc. and subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Cleveland, Ohio                                      Ernst & Young, LLP
January 24, 1996

Supplementary Data - Unaudited Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 (per share data retroactively restated for a three-for-two stock split effective May 1, 1995).

                                                                  Three Months Ended
(Dollars in Thousands, Except Per Share Data)  Mar. 31      June 30      Sept. 30       Dec. 31
                                             -------------------------------------------------------------
1995
----
Interest income                              $ 15,173      $ 15,486      $ 15,797      $ 16,088
Interest expense                                7,143         7,787         7,861         8,012
Net interest income                             8,030         7,699         7,936         8,076
Provision for loan losses                         576           593           709         1,122
Other income                                    1,562         1,764         1,767         1,818
Security gains (losses)                           (55)          (12)            0           701
Other expenses                                  6,616         6,429         6,473         6,508
Income before Federal income taxes              2,429         2,521         2,965         2,345
Federal income taxes                              614           614           654           813
Net income                                      1,731         1,815         1,867         2,152

Earnings per common share:
   Primary                                   $   0.58      $   0.61      $   0.63      $   0.73
   Fully diluted                             $   0.52      $   0.54      $   0.56      $   0.64

1994
----
Interest income                              $ 11,968      $ 12,273      $ 13,229      $ 14,645
Interest expense                                4,790         5,083         5,587         6,604
Net interest income                             7,178         7,190         7,642         8,041
Provision for loan losses                         679           641           570           480
Other income                                    1,164         1,212         1,280         1,306
Security gains (losses)                            47             3           (20)          (13)
Other expenses                                  5,576         5,620         6,014         6,417
Income before Federal income taxes              2,144         2,318         2,437         2,134
Federal income taxes                              555           558           622           655
Net income                                      1,579         1,586         1,696         1,782

Earnings per common share:

   Primary                                   $   0.52      $   0.53      $   0.57      $   0.60
   Fully diluted                             $   0.48      $   0.48      $   0.51      $   0.54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicaple

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the registrant information is incorporated herein by reference to the definitive proxy statement for the annual meeting of shareholders to be held May 14, 1996 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1995. Information regarding executive officers is included under item 4a hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Executive compensation information is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners and management information is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain relationships and related transactions information is incorporated herein by reference to the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) The following consolidated financial statements of Second Bancorp, Incorporated and subsidiary are incorporated herein by reference in Item 8:

Consolidated Balance Sheets - December 31, 1995 and 1994.

Consolidated Statements of Income - years ended December 31, 1995, 1994 and
1993.

Consolidated Statements of Shareholders' Equity - years ended December 31, 1995, 1994 and 1993.

Consolidated Statement of Cash Flows - years ended December 31, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Listing of Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this report.

3.1(1)   Articles of Incorporation of the Registrant.

3.2(1)   Code of Regulations of the Registrant.

4.1(1) Amendment to the Articles of Incorporation of the Company, as amended, providing the terms of the $1.50 Cumulative Convertible Preferred Stock, Series A-1.

4.2(1) Form of Certificate for $1.50 Cumulative Convertible Preferred Stock, Series A-1.

10.1(1)  Amended Stock Option Incentive Plan.

10.2(1)  Form of Incentive Stock Option Agreement.

10.3(1)  Stock Appreciation Rights Agreement by and between the Company and Alan
         G. Brant, dated April 1, 1986, as amended.

10.4(1)  Stock Appreciation Rights Agreement by and between the Company and Alan
         G. Brant, dated April 1, 1987, as amended.

10.5(1) Employment Agreement by and between the Company and Alan G. Brant, dated April 1, 1985.

10.6     Amendments to Employment Agreement by and between the Company and Alan
         G. Brant, dated April 1, 1985.

10.7(1) Consulting Agreement by and between the Company and Alan G. Brant, dated April 1, 1985.

10.8     Amendment to Consulting Agreement by and between the Company and Alan
         G. Brant, dated April 1, 1985.

10.9 Deferred Compensation Agreement between the Company and Alan G. Brant, dated November 9,1995.

10.10(1) Lease Agreement between Arden Associates Limited Partnership and the
         Bank, dated October 1, 1979.

10.11 Amendment to Lease Agreement between Arden Associates Limited Partnership and the Bank.

10.12    Form of Amended Management Severance Agreement with executive officers.

11       Computation of Per Share Earnings.

21       Subsidiaries of the registrant.

23.1     Consent of Ernst & Young.

27       Financial Data Schedule

(1) Incorporated by reference to the exhibit filed with the Company's annual report on Form 10-K for the year ended December 31, 1994.

(b) The Corporation did not file any reports on Form 8-K during the three months ended December 31, 1995.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules - None.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECOND BANCORP, INCORPORATED


                    /s/ DAVID L. KELLERMAN       March 21, 1996
                    -------------------------------------------
                    David L. Kellerman, Treasurer     (date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
                                                                 March 22, 1996
By: /s/ ALAN G. BRANT              --------------------------------------------
                                   A. G. Brant, Chairman and President   (date)

                                                                 March 21, 1996
By: /s/ DAVID L. KELLERMAN         --------------------------------------------
                                   D. L. Kellerman, Principal Financial   (date)
                                   Officer and Principal Accounting Officer

By: /s/ J. C. GIBSON
                                                                 March 27, 1996
                                   --------------------------------------------
                                   J. C. Gibson, Director               (date)

By: /s/ ROBERT J. WEBSTER
                                                                 March 27, 1996
                                   --------------------------------------------
                                                                        (date)

By: /s/ JOHN A. ANDERSON
                                                                 March 27, 1996
                                   --------------------------------------------
                                                                        (date)