Form 10-Q
period 1996-03-31
SECOND BANCORP INC
filed 1996-05-15
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------


                                    FORM 10-Q

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended March 31, 1996

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                          SECOND BANCORP, INCORPORATED
                          ----------------------------
             (exact name of registrant as specified in its charter)

          Ohio                                           34-1547453
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

      108 Main Ave. Warren, Ohio                             44482-1311
      --------------------------                             ----------
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

                                           Yes   X    No
                                              -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value -- 2,678,533 shares outstanding as of April 30, 1996.

SECOND BANCORP, INC. AND SUBSIDIARY

                                                  INDEX

                                                                                             Page
                                                                                            Number
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
         March 31, 1996 and 1995 and December 31, 1995 .......................................  3

Consolidated statements of income -
         Three months ended March 31, 1996 and 1995 ..........................................  4

Consolidated statements of cash flows -
         Three months ended March 31, 1996 and 1995 ..........................................  5

Consolidated statement of shareholders' equity -
         Year ended December 31, 1995 and
                                   three months ended March 31, 1996 .........................  6

Notes to consolidated financial statements - March 31, 1996 ..................................  7

Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations ............. 8-9

PART II. OTHER INFORMATION

         Item 1.                   Legal Proceedings.......................................... 10
         Item 2.                   Changes in Securities ..................................... 10
         Item 3.                   Defaults upon Senior Securities ........................... 10
         Item 4.                   Submission of Matters to a Vote of Security
                                                         Holders.............................. 10
         Item 5.                   Other Information.......................................... 10
         Item 6.                   Exhibits and Reports on Form 8-K .......................... 10

         SIGNATURES .......................................................................... 11

         Statement 11 Re: Computation of Earnings Per Share .................................. 12

         Schedule 27 ......................................................................... 13

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                March 31     Dec. 31    March 31
                                                                  1996         1995       1995
                                                              ------------------------------------
ASSETS                                                         (unaudited)    (*)      (unaudited)
- ---------                                                     ------------------------------------
Cash and Demand Balances Due from Banks                        $  32,575    $ 29,461   $  32,626
Federal Funds Sold                                                27,000       3,000       8,000
Securities:
  Held-to-Maturity (market value $136,807 at March 31, 1995)           0           0     137,692
  Available-for-Sale                                             218,255     236,534      85,921
                                                               ---------    --------   ---------
    Total Securities                                             218,255     236,534     223,613
Loans:
  Commercial                                                     274,978     269,248     247,582
  Consumer                                                       188,991     195,752     205,301
  Real Estate                                                     71,693      69,190      66,355
                                                               ---------    --------   ---------
    Total Loans                                                  535,662     534,190     519,238
    Reserve for Loan Losses                                        6,764       6,748       6,226
                                                               ---------    --------   ---------
    Net Loans                                                    528,898     527,442     513,012

Premises and Equipment                                             7,450       7,276       5,597
Accrued Interest Receivable                                        5,206       5,028       4,972
Goodwill and Intangible Assets                                     4,349       4,565       5,315
Other Assets                                                      22,309      20,606      23,946
                                                               ---------    --------   ---------
                       Total Assets                            $ 846,042    $833,912   $ 817,081
                                                               =========    ========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities:
  Demand Deposits (non-interest bearing)                       $  74,935    $ 78,906   $  75,275
  Insured Money Market and Interest
   Checking Accounts                                             116,172     122,513     116,890
   Savings Deposits                                              120,486     122,455     129,734
  Time Deposits                                                  360,180     333,977     316,159
                                                               ---------    --------   ---------
    Total Deposits                                               671,773     657,851     638,058

  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                      80,753      86,942     101,202
  Note Payable                                                     5,000       5,000       5,000
  Borrowed Funds                                                   4,181       3,164       1,601
  Federal Home Loan Bank Advances                                 12,230       7,396       7,662
  Accrued Expenses and Other Liabilities                           6,953       7,526       5,562
                                                               ---------    --------   ---------
    Total Liabilities                                            780,890     767,879     759,085

Shareholders' Equity:
  Preferred Stock, no par value;
    Series A: 1,500,000 shares authorized, 718,750 shares
      issued and 603,141, 691,366 and 718,750 shares
      outstanding, respectively                                   11,106      12,731      13,235
    Series B: authorized 1,500,000 shares                              0           0           0
  Common Stock, no par value; 10,000,000
    shares authorized and 2,676,299, 2,562,041 and
    2,513,343 shares issued, respectively                         16,121      14,155      13,223
  Unrealized Holding (Losses) Gains                                 (212)      2,248      (1,775)
  Retained Earnings                                               38,137      36,899      33,313
                                                               ---------    --------   ---------
    Total Shareholders' Equity                                    65,152      66,033      57,996
                                                               ---------    --------   ---------
      Total Liabilities and
        Shareholders' Equity                                   $ 846,042    $833,912   $ 817,081
                                                               ---------    --------   ---------

(*) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)                                   For the Three Months
                                                                                   Ended March 31
                                                                                   --------------
                                                                              1996               1995
                                                                        -------------------------------------
INTEREST INCOME
 Loans (including fees):
   Taxable                                                                        $12,335            $11,554
   Exempt from Federal Income Taxes                                                   153                208
 Investment Securities:
   Taxable                                                                          3,020              2,906
   Exempt from Federal Income Taxes                                                   460                422
 Federal Funds Sold                                                                    93                 83
                                                                        -------------------------------------
   Total Interest Income                                                           16,061             15,173

INTEREST EXPENSE
 Deposits                                                                           6,642              5,671
 Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase                                                 860              1,191
  Note Payable                                                                         93                110
  Other Borrowed Funds                                                                 35                 52
  Federal Home Loan Bank Advances                                                     154                119
                                                                        -------------------------------------
   Total Interest Expense                                                           7,784              7,143
                                                                        -------------------------------------
   NET INTEREST INCOME                                                              8,277              8,030
Provision for Loan Losses                                                             755                576
                                                                        -------------------------------------
   Net Interest Income after Provision
     for Loan Losses                                                                7,522              7,454
NON-INTEREST INCOME
 Service Charges on Deposit Accounts                                                  608                580
 Trust Fees                                                                           584                550
 Security (Losses) Gains                                                               35               (55)
 Other                                                                                569                432
                                                                        -------------------------------------
   Total Non-Interest Income                                                        1,796              1,507
NON-INTEREST EXPENSE
 Salaries and Employee Benefits                                                     3,118              2,934
 Net Occupancy                                                                        744                725
 Professional Services                                                                374                380
 Equipment                                                                            369                337
 Data Processing Services                                                             273                281
 Assessment on Deposits and Other Taxes                                               235                526
 Amortization of Goodwill and Other Intangibles                                       216                250
 Other                                                                              1,178              1,183
                                                                        -------------------------------------
   Total Non-Interest Expense                                                       6,507              6,616
                                                                        -------------------------------------
Income before Federal Income Taxes                                                  2,811              2,345
Income Tax Expense                                                                    738                614
                                                                        -------------------------------------
NET INCOME                                                                         $2,073             $1,731
Preferred Stock Dividends                                                            (231)              (269)
                                                                        -------------------------------------
Net Income Applicable to Common Stock                                              $1,842             $1,462
                                                                        =====================================
Per Common Share Data:
   Primary Earnings                                                                 $0.69              $0.58
   Fully Diluted Earnings                                                           $0.61              $0.52
   Dividends Declared                                                               $0.22              $0.19
 Weighted Average Number of
   Primary Common Shares Outstanding                                            2,673,018          2,519,972

SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       Unrealized
(Dollars in Thousands)                                      Preferred      Common        Holding       Retained
                                                              Stock         Stock        Losses        Earnings        Total
                                                          -----------------------------------------------------------------------
Balance, January 1, 1995                                        $13,235       $13,140      ($2,820)        $32,328       $55,883
  Net Income                                                                                                 7,565         7,565
  Cash Dividends Declared
       Common Stock                                                                                        (1,928)       (1,928)
       Preferred Stock                                                                                     (1,066)       (1,066)
  Issuance of Common Stock - Dividend
      Reinvestment Plan                                                           478                                        478
  Exercise of Stock Options                                                        33                                         33
  Conversion of Preferred Stock to
    Common Stock                                                  (504)           504                                          0
  Adjustment to Unrealized Gains (Losses) on
    Available-for-Sale securities, net of tax                                                 5,068                        5,068
                                                          -----------------------------------------------------------------------
Balance, December 31, 1995                                       12,731        14,155         2,248         36,899        66,033
  Net Income                                                                                                 2,073         2,073
  Cash Dividends Declared
       Common Stock                                                                                          (604)         (604)
       Preferred Stock                                                                                       (231)         (231)
  Issuance of Common Stock - Dividend
      Reinvestment Plan                                                           162                                        162
  Exercise of Stock Options                                                       179                                        179
  Conversion of Preferred Stock to
    Common Stock                                                (1,625)         1,625                                          0
  Adjustment to Unrealized Gains (Losses) on
    Available-for-Sale securities, net of tax                                               (2,460)                      (2,460)
                                                          -----------------------------------------------------------------------
Balance, March 31, 1996                                         $11,106       $16,121        ($212)        $38,137       $65,152
                                                          =======================================================================

SECOND BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                       For the Three Months Ended March 31
                                                                                            -----------------------------------
(Dollars in Thousands)                                                                            1996                  1995
- ----------------------                                                                            ----                  ----
OPERATING ACTIVITIES
- --------------------------------------------------------------------------------------------
  Net Income                                                                                           $2,073              $1,731
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:

    Provision for Loan Losses                                                                             755                 576
    Provision for Depreciation                                                                            274                 241
    Provision for Amortization of Intangibles                                                             216                 250
    Amortization of Investment Discount and Premium                                                        78                 146
    Amortization of Time Deposits with Banks and Other
      Interest Bearing Assets Discount and Premium                                                          0                   0
    Deferred Income Taxes                                                                                 (21)               (123)
    Securities (Gains)Losses                                                                              (35)                 55
    Other Gains, net                                                                                     (119)                (78)
    (Increase) in Interest Receivable                                                                    (178)               (144)
    Increase in Interest Payable                                                                          150                 608
    Originations of Loans Held-for-Sale                                                                (2,013)             (9,895)
    Proceeds from Sale of Loans Held-for-Sale                                                           2,130               4,170
   (Increase) in Other Assets                                                                            (415)            (10,862)
    (Decrease) Increase in Other Liabilities                                                             (723)                585
                                                                                            --------------------------------------
    Net Cash Provided by (Used by) Operating Activities                                                 2,172             (12,740)

INVESTING ACTIVITIES
- --------------------------------------------------------------------------------------------
  Proceeds from Maturities of Securities - Held-to Maturity                                                 0               2,746
  Proceeds from Maturities of Securities - Available-for-Sale                                          28,330               1,302
  Proceeds from Sales of Securities - Available-for-Sale                                               16,694              11,327
  Purchases of Securities - Held-to-Maturity                                                                0                (250)
  Purchases of Securities - Available-for-Sale                                                        (30,515)            (10,142)
  Net (Increase)Decrease in Revolving Credit Receivables                                                 (484)                282
  Net Increase in Loans                                                                                (1,727)             (8,313)
  Net Increase in Premises and Equipment                                                                 (446)                (55)
                                                                                            --------------------------------------
    Net Cash Provided by (Used by) Investing Activities                                                11,852              (3,103)

FINANCING ACTIVITIES
- --------------------------------------------------------------------------------------------
  Net (Decrease) in Demand Deposits, Insured
    Money Market and Interest Checking Accounts, and
    Savings Deposits                                                                                  (12,281)             (8,313)
  Net Increase in Time Deposits                                                                        26,203              30,608
  Net (Decrease) Increase in Federal Funds Purchased
    and Securities Sold Under Agreements
    to Repurchase                                                                                      (6,189)              6,444
  Increase in Note Payable                                                                                  0                   0
  Net Increase (Decrease) in Borrowings                                                                 1,017              (2,067)
  Net Advances (Repayments) from Federal Home Loan Bank                                                 4,834                 (86)
  Cash Dividends                                                                                         (835)               (746)
  Issuance of Common Stock                                                                                341                  83
                                                                                            --------------------------------------
    Net Cash Provided by Financing Activities                                                          13,090              25,923
                                                                                            --------------------------------------
    Increase in Cash and Cash Equivalents                                                              27,114              10,080
                                                                                            --------------------------------------
Cash and Cash Equivalents at Beginning of Year                                                         32,461              30,546
                                                                                            --------------------------------------
    Cash and Cash Equivalents at End of Period                                                        $59,575             $40,626
                                                                                            ======================================

Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $738,000, and $0 for the three months ended March 31, 1996 and 1995, respectively and 2) Interest - $7,634,000 and $7,143,000 for the three months ended March 31, 1996 and 1995, respectively.

SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - PER SHARE DATA

The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period, as restated for the three for two stock split effective May 1, 1995.

NOTE C - PREFERRED STOCK REDEMPTION/CONVERSION

On April 26, 1996, the Company announced that it will exercise its right to redeem all outstanding shares of the Comapny's $1.50 Cumulative Convertible Preferred Stock, Series A-1 on June 25, 1996. The preferred stock, originally issued in 1992, is redeemable for cash at the rate of $21.05 per share. Each share is also convertible at the shareholders' option into 1.1177 shares of Second Bancorp common stock any time prior to redemption. The Company also announced that its board of directors has authorized the discretionary, open market buy-back of up to 70,000 shares of the Company common stock.

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

FINANCIAL CONDITION

At March 31, 1996, the Company had consolidated total assets of $846 million, deposits of $672 million and shareholders' equity of $65 million. Since March 31, 1995, total assets have grown by 3.5%. Loan growth remains strong with commercial loans increasing by 11% from a year ago to approximately $275 million at March 31, 1996, while total earning assets have increased by 4% and now total $781 million or 92.3% of total assets, up from 91.8% of total assets a year ago. To accommodate the demand for commercial lending , the Company deceased balances in consumer loans and securities over the past year.

Funding growth has primarily been generated through time deposits. While deposits have increased by 5% over the past year, time deposits have increased by 14% to $360 million.

RESULTS OF OPERATIONS

GENERAL. The Company achieved net income of $2,073,000 for the first quarter of 1996, 20% higher than the $1,731,000 earned during the same period last year. On a per share basis, as restated to reflect the three for two stock split of May 1, 1995, primary earnings for the quarter were $.69, up from the $.58 per share reported for the first quarter of 1995. Fully diluted earnings per share were $.61 for the first quarter of 1996, 17% greater than the $.52 per share reported for the same period in 1995. Return on assets (ROA) and return on total shareholders' equity (ROE) were 1.00% and 12.45% respectively for the first quarter of 1996 compared to .87% and 12.15% for last year's first quarter.

NET INTEREST INCOME. The increase in net income for the first quarter of 1996 was in part due to a 3% increase in net interest income. Net interest income was $8,277,000 for the first quarter of 1996 while net interest income for the same period of 1995 was $8,030,000. The increase in net interest income for the first quarter can be attributed to a 3.5% increase in average earning assets to $771,255,000 for the most recent quarter offset partially by a slight decrease in net interest margin from 4.48% for the first quarter of 1995 to 4.45% for the latest quarter.

NON-INTEREST INCOME. Non-interest income showed significant improvement over the past year. For the first quarter of 1996, deposit service charge income increased by $28,000, or 5%, over the first quarter of 1995 while other income improved by 32% or $137,000 as the Company generated increased income from loan sales, new income programs and a bank owned life insurance program used to offset future benefit costs. Security sales for the quarter generated $35,000 in income compared to sales that generated a $55,000 loss for the first quarter of 1995.

NON-INTEREST EXPENSE. First quarter 1996 expenses decreased by $109,000 or 1.6% from 1995's first quarter. Increases in the categories of salaries and employee benefits (6%), net occupancy (2.6%), and equipment (9.5%) were more than offset by decreases in the remaining five categories. Assessments on deposits and other taxes expense decreased by $291,000 or 55% from the first quarter of the prior year due to the decline in the FDIC assessment rate for bank insured deposits. Professional services expense decreased by $6,000, data processing expense was lower by $8,000, amortization of goodwill and intangible assets was lower by $34,000 and other expenses were down by $5,000.

ASSET QUALITY. The Company's asset quality position remained strong with its reserve for loan losses standing at 1.26% of total loans at the end of the first quarter and its non-performing loans representing only .70% of quarter-end loans. This compares very favorably to the status of the same ratios at the end of the first quarter of 1995. The reserve for loans losses was 1.20% of loans and the non-performing loan ratio was 1.02% of loans as of March 31, 1995. The Company's coverage ratio at the end of first quarter of 1996 was 181%, substantially improved from the ratio of 118% as of March 31, 1995. Net charge-offs averaged an annualized .55% of average loans for the quarter which is increased from the level of .37% of average loans for the first quarter of 1995. The increase in net charge-offs is a result of an increase in consumer loan delinquencies and resulting charge-offs.

LIQUIDITY AND CAPITAL RESOURCES. The Company provides funds for asset growth, deposit withdrawals and other liability maturities through maturing securities, payments made on loans, and through the acquisition of new deposits. The Company also has the ability to borrow in excess of $20 million in overnight funds through correspondent banks to satisfy short-term liquidity needs.

Shareholders' equity has increased by 11% over the past year, with retained earnings increasing by 14.5%. Unrealized holding losses were $212,000 as of March 31, 1996 which is an improvement of over the unrealized loss of $1,775,000 at March 31, 1995. The tier I leverage ratio was 7.25% as of March 31, 1996, up from 6.71% as of the same date in 1995. Similarly, risk based capital ratio increased from 10.63% as of March 31, 1996 to 11.60% as of the end of the most recent quarter.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

    (a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting will be held on May 14, 1996. The results of the votes on the matters presented to shareholders will be reported in the June 30, 1996 Form 10-Q.

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

  (11) Statement re: computation of earnings per share

  (27) Financial Data Schedule

The Corporation did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SECOND BANCORP, INC.

Date: March 14, 1996                          /s/ David L. Kellerman
      --------------                          -----------------------
                                              David L. Kellerman, Treasurer
                                              Signing on behalf of the
                                              registrant and as principal
                                              accounting officer and principal
                                              financial officer.