Form 10-Q
period 1996-06-30
SECOND BANCORP INC
filed 1996-08-14
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended June 30, 1996

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

                                                Yes .x. No ...
                                                --- --- -- ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value -- 3,343,345 shares outstanding as of July 15, 1996.

                       SECOND BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                   Page
                                                                                  Number
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
         June 30, 1996 and 1995 and December 31, 1995 ...........................   3

Consolidated statements of income -
         Three and six months ended June 30, 1996 and 1995 ......................   4

Consolidated statements of cash flows -
         Six months ended June 30, 1996 and 1995 ................................   5

Consolidated statement of shareholders' equity -
         Year ended December 31, 1995 and
                  six months ended June 30, 1996 ................................   6

Notes to consolidated financial statements - June 30, 1996 ......................   7

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .................  8-9


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .............................................  10
         Item 2.  Changes in Securities .........................................  10
         Item 3.  Defaults upon Senior Securities ...............................  10
         Item 4.  Submission of Matters to a Vote of Security
                  Holders .......................................................  10
         Item 5.  Other Information .............................................  10
         Item 6.  Exhibits and Reports on Form 8-K ..............................  10

         SIGNATURES .............................................................  11

         Statement 11 Re: Computation of Earnings Per Share .....................  12

         Schedule 27 ............................................................  13

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS                                             SECOND BANCORP, INC.
                                                                           AND SUBSIDIARY
                                                             -----------------------------------------
(Dollars in Thousands)                                         June 30       December 31      June 30
                                                                1996            1995            1995
                                                             -----------------------------------------
ASSETS                                                       (unaudited)         (*)        (unaudited)
                                                             -----------------------------------------
Cash and Demand Balances Due from Banks                      $  32,285        $ 29,461       $  26,924
Federal Funds Sold                                                   0           3,000               0
Securities:
 Held-to-Maturity (market value $131,648 at June 30, 1995)           0               0         129,334
 Available-for-Sale                                            227,930         236,534          78,142
                                                             ---------        --------       ---------
  Total Securities                                             227,930         236,534         207,476
Loans:
 Commercial                                                    269,236         269,248         261,078
 Consumer                                                      194,707         195,752         202,329
 Real Estate                                                    76,607          69,190          68,280
                                                             ---------        --------       ---------
  Total Loans                                                  560,550         534,190         531,687
  Reserve for Loan Losses                                        6,751           6,748           6,064
                                                             ---------        --------       ---------
  Net Loans                                                    553,799         527,442         525,623

Premises and Equipment                                           7,528           7,276           5,674
Accrued Interest Receivable                                      5,074           5,028           4,784
Goodwill and Intangible Assets                                   4,133           4,565           5,065
Other Assets                                                    23,421          20,606          22,781
                                                             ---------        --------       ---------
         Total Assets                                        $ 854,170        $833,912       $ 798,327
                                                             =========        ========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Demand Deposits (non-interest bearing)                      $  73,369        $ 78,906       $  76,104
 Insured Money Market and Interest
  Checking Accounts                                            112,762         122,513         122,182
 Savings Deposits                                              115,781         122,455         120,577
 Time Deposits                                                 368,164         333,977         322,596
                                                             ---------        --------       ---------
  Total Deposits                                               670,076         657,651         641,459

 Federal Funds Purchased and Securities Sold Under
  Agreements to Repurchase                                      90,357          86,942          73,543
 Note Payable                                                    5,000           5,000           5,000
 Borrowed Funds                                                  5,030           3,164           5,994
 Federal Home Loan Bank Advances                                12,023           7,396           7,574
 Accrued Expenses and Other Liabilities                          6,572           7,526           4,643
                                                             ---------        --------       ---------
  Total Liabilities                                            789,058         767,879         738,213

Shareholders' Equity;
 Preferred Stock, no par value;
  Series A: 1,500,000 shares authorized, 7l8,750 shares
   issued and 9,475, 691,366 and 714,850 shares
   outstanding, respectively                                       175          12,731          13,163
  Series B: authorized 1,500,000 shares                              0               0               0
 Common Stock, no par value; 10,000,000
  shares authorized and 3,338,203, 2,562,041 and
  2,521,955 shares issued, respectively                         27,010          14,155          13,385
 Unrealized Holding (Losses) Gains                              (1,422)          2,248            (814)
 Retained Earnings                                              39,349          36,899          34,380
                                                             ---------        --------       ---------
  Total Shareholders' Equity                                    65,112          66,033          60,114
                                                             ---------        --------       ---------
   Total Liabilities and
    Shareholders' Equity                                     $ 854,170        $833,912       $ 798,327
                                                             =========        ========       =========

(*) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF INCOME                                     SECOND BANCORP, INC.
                                                                         AND SUBSIDIARY

(Dollars in Thousands, Except Per Share Data)           For the Three Months          For the Six Months
                                                           Ended June 30                Ended June 30
                                                           -------------                -------------
                                                      1996           1995           1996           1995
                                                  --------------------------    --------------------------
INTEREST INCOME
 Loans (including fees):
  Taxable                                         $    12,370    $    11,907    $    24,705    $    23,461
  Exempt from Federal Income Taxes                        170            229            323            437
 Investment Securities,
  Taxable                                               3,088          2,706          6,108          5,612
  Exempt from Federal Income Taxes                        511            408            971            830
 Federal Funds Sold                                       131            236            224            319
                                                  --------------------------    --------------------------
  Total Interest Income                                16,270         15,486         32,331         30,659

INTEREST EXPENSE
 Deposits                                               6,702          6,447         13,344         12,118
 Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase                     932          1,072          1,792          2,263
  Note Payable                                             91            113            184            223
  Other Borrowed Funds                                     30             38             65             90
  Federal Home Loan Bank Advances                         175            117            329            236
                                                  --------------------------    --------------------------
  Total Interest Expense                                7,930          7,787         15,714         14,930
                                                  --------------------------    --------------------------
  NET INTEREST INCOME                                   8,340          7,699         16,617         15,729
Provision for Loan Losses                                 693            593          1,448          1,169
                                                  --------------------------    --------------------------
  Net Interest Income after Provision
   for Loan Losses                                      7,647          7,106         15,169         14,560
NON-INTEREST INCOME
 Trust Fees                                               559            550          1,167          1,100
 Service Charges on Deposit Accounts                      713            577          1,297          1,157
 Security (Losses) Gains                                   36            (12)            71            (67)
 Other                                                    602            637          1,171          1,069
                                                  ---------------------------    -------------------------
  Total Non-interest Income                             1,910          1,752          3,706          3,259
NON-INTEREST EXPENSE
 Salaries and Employee Benefits                         3,093          2,871          6,211          5,805
 Net Occupancy                                            749            697          1,493          1,422
 Assessment an Deposits and Other Taxes                   252            539            487          1,065
 Professional Services                                    374            336            748            716
 Equipment                                                423            382            792            719
 Data Processing Services                                 282            258            555            539
 Amortization of Goodwill and Other Intangibles           216            250            432            500
 Other                                                  1,245          1,096          2,423          2,279
                                                  --------------------------    --------------------------
  Total Non-Interest Expense                            6,634          6,429         13,141         13,045
                                                  --------------------------    --------------------------
Income before Federal Income Taxes                      2,923          2,429          5,734          4,774
Income Tax Expense                                        745            614          1,483          1,228
                                                  --------------------------    --------------------------
NET INCOME                                        $     2,178    $     1,815    $     4,251    $     3,546
Preferred Stock Dividends/Redemption                     (229)          (269)          (460)          (538)
                                                  --------------------------    --------------------------
Net Income Applicable to Common Stock             $     1,949    $     1,546    $     3,791    $     3,008
                                                  ==========================    ==========================

Per Common Share Data:
  Primary Earnings                                $      0.69    $      0.61    $      1.38    $      1.19
  Fully Diluted Earnings                          $      0.65    $      0.54    $      1.26    $      1.06
  Dividends Declared                              $      0.22    $      0.19    $      0.44    $      0.38
 Weighted Average Number of
  Primary Common Shares Outstanding                 2,821,956      2,528,432      2,747,911      2,524,136

SECOND BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Six Months Ended June 30
                                                            --------------------------------
(Dollars in Thousands)                                             1996        1995
- ----------------------                                             ----        ----
OPERATING ACTIVITIES
- --------------------------------------------------------
 Net Income                                                    $  4,251    $  3,546
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
  Provision for Loan Losses                                       1,448       1,169
  Provision for Depreciation                                        597         530
  Provision for Amortization of Intangibles                         432         500
  Amortization of Investment Discount and Premium                   147         358
  Amortization of Time Deposits with Banks and Other
   Interest Bearing Assets Discount and Premium                       0           0
  Deferred Income Taxes                                             (32)        (97)
  Securities (Gains) Losses                                         (71)         66
  Other Gains, net                                                 (227)       (150)
  (Increase) in Interest Receivable                                 (46)         44
  Increase In Interest Payable                                      284         822
  Originations of Loans Held-for-Sale                            (6,739)    (11,174)
  Proceeds from Sale of Loans Held-for-Sale                       6,961       7,106
  (Increase) in Other Assets                                       (894)    (10,217)
  (Decrease) Increase in Other Liabilities                       (1,238)       (548)
                                                               --------------------
  Net Cash Provided by (Used by) Operating Activities             4,873      (8,045)

INVESTING ACTIVITIES
- --------------------------------------------------------
 Proceeds from Maturities of Securities - Held-to Maturity            0       9,035
 Proceeds from Maturities of Securities - Available-for-Sale     47,268       7,522
 Proceeds from Sales of Securities - Held-to-Maturity                 0       1,991
 Proceeds from Sales of Securities - Available-for-Sale          28,266      24,150
 Purchases of Securities - Held-to-Maturity                           0        (250)
 Purchases of Securities - Available-for-Sale                   (72,565)    (20,096)
 Net (Increase) Decrease in Revolving Credit Receivables         (1,612)       (339)
 Net Increase in Loans                                          (26,193)    (22,483)
 Net Increase in Premises and Equipment                            (844)       (419)
                                                               --------------------
   Net Cash Provided by (Used by) Investing Activities          (25,680)       (889)

FINANCING ACTIVITIES
- --------------------------------------------------------
 Net (Decrease) in Demand Deposits, Insured
  Money Market and Interest Checking Accounts, and
  Savings Deposits                                              (21,962)    (11,349)
 Net Increase In Time Deposits                                   34,187      37,045
 Net (Decrease) increase in Federal Funds Purchased
  and Securities Sold Under Agreements
  to Repurchase                                                   3,415     (21,215)
 Net Increase (Decrease) in Borrowings                            1,866       2,326
 Net Advances(Repayments) from Federal Home Loan Bank             4,627        (174)
 Cash Dividends                                                  (1,797)     (1,494)
 Conversion/Redemption Preferred Stock                              (32)
 Issuance of Common Stock                                           327         173
                                                               --------------------
  Net Cash Provided by Financing Activities                      20,631       5,312
                                                               --------------------
  Increase in Cash and Cash Equivalents                            (176)     (3,622)
                                                               --------------------
 Cash and Cash Equivalents at Beginning of Year                  32,461      30,546
                                                               --------------------
 Cash and Cash Equivalents at End of Period                    $ 32,285    $ 26,924
                                                               ====================

 Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $1,525,000 and $1,770,000 for the six months ended
  June 30, 1996 and 1995, respectively and 2) Interest - $15,430,000 and $14,108,000 for the six months ended June 30, 1996 and 1995, respectively.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                SECOND BANCORP, INC.
                                                                 AND SUBSIDIARY

                                                                         Unrealized
(Dollars in Thousands)                            Preferred     Common     Holding     Retained
                                                    Stock       Stock      Losses      Earnings      Total
                                                 -----------------------------------------------------------
Balance, January 1, 1995                         $  13,235   $  13,140    ($2, 820    $  32,328    $  55,883
  Net Income                                                                              7,565        7,565
  Cash Dividends Declared
     Common Stock                                                                        (1,928)      (1,928)
     Preferred Stock                                                                     (1,066)      (1,066)
  Issuance of Common Stock - Dividend
    Reinvestment Plan                                              478                                   478
  Exercise of Stock Options                                         33                                    33
  Conversion of Preferred Stock to
   Common Stock                                       (504)        504                                     0
  Adjustment to Unrealized Gains (Losses) on
   Available-for-Sale securities, net of tax                                 5,068                     5,068
                                                 -----------------------------------------------------------
Balance, December 31, 1995                          12,731      14,155       2,248       36,899       66,033
  Net Income                                                                              4,251        4,251
  Cash Dividends Declared
     Common Stock                                                                        (1,341)      (1,341)
     Preferred Stock                                                                       (456)        (456)
  Issuance of Common Stock - Dividend
    Reinvestment Plan                                              148                                   148
  Exercise of Stock Options                                        179                                   179
  Conversion and Redemption of Preferred Stock     (12,556)     12,528                       (4)         (32)
  Adjustment to Unrealized Gains (Losses) on
    Available-for-Sale securities, net of tax                               (3,670)                   (3,670)
                                                 -----------------------------------------------------------
Balance, June 30, 1996                           $     175   $  27,010   ($  1,422)   $  39,349    $  65,112
                                                 ===========================================================

SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1996



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.



NOTE B - PER SHARE DATA

The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period, as restated for the three for two stock split effective May 1, 1995.



NOTE C - The Company announced during the second quarter the redemption of its $1.50 Cumulative Convertible Preferred Stock, Series A-1 ("Preferred Stock") on June 25, 1996. The Preferred Stock was redeemable for cash at the rate of $21.05 per share. Each share was also convertible at the shareholders' option into
1.1177 shares of the Company's common stock any time prior to redemption. Of the original 718,750 shares of Preferred Stock originally issued in 1992, all but 1,866 preferred shares have been converted into common stock as of August 7, 1996.

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

FINANCIAL CONDITION

At June 30, 1996, the Company had consolidated total assets of $854 million, deposits of $670 million and shareholders' equity of $65 million. Since June 30, 1995, total assets have grown by 7%. Loan growth remains strong with commercial loans increasing by 11% from a year ago to approximately $289 million at June 30, 1996, while total earning assets have increased by 7% and now total $788 million or 92.3% of total assets. To accommodate the demand for commercial lending , the Company deceased balances in consumer loans over the past year.

Funding growth has primarily been generated through time deposits. While deposits have increased by 4.5% over the past year, time deposits have increased by 14% to $368 million. Retail repurchase agreement accounts have also provided funding for the Company, increasing, along with Federal funds purchased , to over $90 million as of June 30, 1996 versus $73.5 million as of the same date in 1995.

RESULTS OF OPERATIONS

GENERAL. The Company achieved net income of $2,178,000 for the second quarter of 1996, 20% higher than the $1,815,000 earned during the same period last year. On a per share basis, as restated to reflect the three for two stock split of May 1, 1995, primary earnings for the quarter were $.69, up from the $.61 per share reported for the second quarter of 1995. Fully diluted earnings per share were $.65 for the second quarter of 1996, 20% greater than the $.54 per share reported for the same period in 1995. Return on assets (ROA) and return on total shareholders' equity (ROE) were 1.03% and 13.50% respectively for the second quarter of 1996 compared to .90% and 12.37% for last year's second quarter.


NET INTEREST INCOME. The increase in net income for the second quarter of 1996 was in part due to an 8% increase in net interest income. Net interest income was $8,340,000 for the second quarter of 1996 while net interest income for the same period of 1995 was $7,699,000. The increase in net interest income for the second quarter can be attributed to a 5.5% increase in average earning assets to $788,153,000 for the most recent quarter coupled with an increase in net interest margin from 4.30% for the second quarter of 1995 to 4.41% for the latest quarter.

NON-INTEREST INCOME. Non-interest income showed significant improvement over the past year. For the second quarter of 1996, deposit service charge income increased by $136,000, or 24%, over the second quarter of 1995. Trust fee income was higher by $9,000 while other income totaled $602,000 for the second quarter of 1996 versus $637,000 for the same period in 1995. i Security sales for the quarter generated $36,000 in income compared to sales that generated a $12,000 loss for the second quarter of 1995.


NON-INTEREST EXPENSE. Second quarter 1996 expenses were 3% greater than for the same period in 1995. Increases in the categories of salaries and employee benefits (7.7%), net occupancy (7.5%), professional services (11.3%), equipment (10.7%), data processing services (9.3%) and other expenses (13.6%) were attributable to normal growth factors and were partially offset by decreases in the assessment on deposits and other taxes and amortization of goodwill and other intangibles. Assessments on deposits and other taxes expense decreased by $287,000 from the second quarter of the prior year due to the decline in the FDIC assessment rate for bank insured deposits.


ASSET QUALITY. The Company's asset quality position remained strong with its reserve for loan losses standing at 1.20% of total loans at the end of the second quarter and its non-performing loans representing only .95% of quarter-end loans. This represents an improvement over the status of the same ratios at the end of the second quarter of 1995. The reserve for loans losses was 1.14% of loans and the non-performing loan ratio was .93% of loans as of June 30, 1995. Net charge-offs averaged an annualized .52% of average loans for the quarter which is down slightly from the level of .58% of average loans for the second quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES. The Company provides funds for asset growth, deposit withdrawals and other liability maturities through maturing securities, payments made on loans, and through the acquisition of new deposits. The Company also has the ability to borrow in excess of $20 million in overnight funds through correspondent banks to satisfy short-term liquidity needs. The Company also uses advances from the Federal Home Loan Bank to provide funding for growth.

Shareholders' equity has increased by 10% over the past year, with retained earnings increasing by 14.5%. Unrealized holding losses were $1,422,000 as of June 30, 1996. The tier I leverage ratio was 7.34% as of June 30, 1996, up from 7.03% as of the same date in 1995. Similarly, risk based capital ratio increased from 10.73% as of June 30, 1996 to 11.48% as of the end of the most recent quarter.









                                       -9

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

    (a)-(d) Second Bancorp, Incorporated's Annual Shareholders Meeting will be held on May 14, 1996. The results of the votes on the matters presented to shareholders are as follows:

            On Issue 1 to set the number of Directors of the Board at seven:
                  For - 2,457,896; Against - 7,449; Abstain - 19,752

            On Issue 2 regarding the vote for individual directors:

                                            For
                                            ---
                  Alan G. Brant             2,400,430
                  John A. Anderson          2,400,833
                  J. C. Gibson              2,400,106
                  Robert J. Webster         2,396,756

            On Issue 3 regarding the retention of Ernst & Young as
                  Independent Auditors:
                  For: 2,459,364; Against - 8,006, Abstain - 15,226


ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

  (11) Statement re: computation of earnings per share

The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SECOND BANCORP, INC.


Date: August 13, 1996                    /s/ David L. Kellerman
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