Form 10-Q
period 1996-09-30
SECOND BANCORP INC
filed 1996-11-14
CIK 803112

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                   FORM 10-Q

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended September 30, 1996

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

Common Stock, without par value -- 3,358,587 shares outstanding as of October 31, 1996.

                      SECOND BANCORP, INC. AND SUBSIDIARY

                                     INDEX

                                                                                Page
                                                                               Number
         PART 1. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

         Consolidated balance sheets -
                   September 30, 1996 and 1995 and December 31, 1995............  3

         Consolidated statements of income -
                   Three and nine months ended September 30, 1996 and 1995 .....  4

         Consolidated statements of cash flows -
                   Nine months ended September 30, 1996 and 1995................  5

         Consolidated statement of shareholders' equity -
                   Year ended December 31, 1995
                       and nine months ended September 30, 1996.................  6

         Notes to consolidated financial statements - September 30, 1996........  7

         Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations ..........8-9

         PART II. OTHER INFORMATION

                   Item 1.   Legal Proceedings ................................. 10
                   Item 2.   Changes in Securities ............................. 10
                   Item 3.   Defaults upon Senior Securities ................... 10
                   Item 4.   Submission of Matters to a Vote of Security
                             Holders............................................ 10
                   Item 5.   Other Information ................................. 10
                   Item 6.   Exhibits and Reports on Form 8-K .................. 10

                   SIGNATURES    ............................................... 11

                   Statement 11 Re: Computation of Earnings Per Share........... 12

                   Schedule 27 ................................................. 13

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
CONSOLIDATED BALANCE SHEETS                                                              SECOND BANCORP, INC.
                                                                                               AND SUBSIDIARY

                                                                     ----------------------------------------
(Dollars in Thousands)                                               September 30   December 31  September 30
                                                                         1996          1995           1995
                                                                     ----------------------------------------
ASSETS                                                                (unaudited)       (*)       (unaudited)
------                                                               ----------------------------------------
Cash and Demand Balances Due from Banks                               $  34,151       $ 29,461      $  35,242
Federal Funds Sold                                                            0          3,000              0
Securities:
  Held-to-Maturity (market value $123,631 at September 30, 1995)              0              0        121,074
  Available-for-Sale                                                    220,582        236,534         94,131
                                                                      ---------       --------      ---------
    Total Securities                                                    220,582        236,534        215,205
Loans:
  Commercial                                                            298,830        269,248        268,363
  Consumer                                                              206,867        195,752        199,195
  Real Estate                                                            78,018         69,190         66,885
                                                                      ---------       --------      ---------
    Total Loans                                                         583,715        534,190        534,443
    Reserve for Loan Losses                                               8,912          6,748          6,278
                                                                      ---------       --------      ---------
    Net Loans                                                           574,803        527,442        528,165

Premises and Equipment                                                    7,820          7,276          6,097
Accrued Interest Receivable                                               5,162          5,028          5,282
Goodwill and Intangible Assets                                            3,917          4,565          4,815
Other Assets                                                             22,179         20,606         21,825
                                                                      ---------       --------      ---------
                 Total Assets                                         $ 868,614       $833,912      $ 816,631
                                                                      =========       ========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Demand Deposits (non-interest bearing)                              $  77,237       $ 78,906      $  77,368
  Insured Money Market and Interest
    Checking Accounts                                                   105,763        122,513        118,334
  Savings Deposits                                                      113,772        122,455        120,170
  Time Deposits                                                         361,357        333,977        327,361
                                                                      ---------       --------      ---------
    Total Deposits                                                      658,129        657,851        643,233
  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                             98,415         86,942         89,618
  Note Payable                                                            5,000          5,000          5,000
  Borrowed Funds                                                          5,684          3,164          5,761
  Federal Home Loan Bank Advances                                        29,553          7,396          7,486
  Accrued Expenses and Other Liabilities                                  5,395          7,526          4,014
                                                                      ---------       --------      ---------
    Total Liabilities                                                   802,176        767,879        755,112

Shareholders' Equity:
  Preferred Stock, no par value;
    Series A: 1,500,000 shares authorized, 718,750 shares
      issued and 300, 691,366 and 714,850 shares
      outstanding, respectively                                               6         12,731         13,163
    Series B: authorized 1,500,000 shares                                     0              0              0
  Common Stock, no par value; 10,000,000
    shares authorized and 3,358,587, 2,562,041 and
    2,529,267 shares issued, respectively                                27,416         14,155         13,546
  Treasury Stock, 10,000 shares                                            (319)             0              0
  Unrealized Holding (Losses) Gains                                        (958)         2,248           (684)
  Retained Earnings                                                      40,293         36,899         35,494
                                                                      ---------       --------      ---------
    Total Shareholders' Equity                                           66,438         66,033         61,519
                                                                      ---------       --------      ---------
      Total Liabilities and
        Shareholders' Equity                                          $ 868,614       $833,912      $ 816,631
                                                                      =========       ========      =========

(*) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF INCOME                                                            SECOND BANCORP, INC.
                                                                                                 AND SUBSIDIARY

(Dollars in Thousands, Except Per Share Data)            For the Three Months               For the Nine Months
                                                          Ended September 30                Ended September 30
                                                         1996             1995             1996             1995
                                                      ---------------------------     ------------------------------
INTEREST INCOME
Loans (including fees):
   Taxable                                              $12,873          $12,384           $37,578           $35,845
   Exempt from Federal Income Taxes                         226              209               549               646
 Investment Securities:
   Taxable                                                2,847            2,703             8,955             8,315
   Exempt from Federal Income Taxes                         586              398             1,557             1,228
 Federal Funds Sold                                           7              103               231               422
                                                      ---------------------------     ------------------------------
   Total Interest Income                                 16,539           15,797            48,870            46,456

INTEREST EXPENSE
 Deposits                                                 6,505            6,565            19,849            18,683
 Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase                     1,102            1,018             2,894             3,281
  Note Payable                                               95              111               279               334
  Other Borrowed Funds                                       42               51               107               141
  Federal Home Loan Bank Advances                           217              116               546               352
                                                      ---------------------------     ------------------------------
   Total Interest Expense                                 7,961            7,861            23,675            22,791
                                                      ---------------------------     ------------------------------
   NET INTEREST INCOME                                    8,578            7,936            25,195            23,665
Provision for Loan Losses                                 2,788              709             4,236             1,878
                                                      ---------------------------     ------------------------------
   Net Interest Income after Provision
     for Loan Losses                                      5,790            7,227            20,959            21,787
NON-INTEREST INCOME
 Service Charges on Deposit Accounts                        696              630             1,993             1,787
 Trust Fees                                                 584              555             1,751             1,655
 Security (Losses) Gains                                    376                0               447               (67)
 Other                                                      664              582             1,835             1,651
                                                      ---------------------------     ------------------------------
   Total Non-Interest Income                              2,320            1,767             6,026             5,026
NON-INTEREST EXPENSE
 Salaries and Employee Benefits                           2,906            3,043             9,117             8,848
 Net Occupancy                                              769              797             2,262             2,219
 Professional Services                                      327              313             1,075             1,029
 Equipment                                                  283              328             1,075             1,047
 Data Processing Services                                   282              245               837               784
 Assessment on Deposits and Other Taxes                     209              445               696             1,510
 Amortization of Goodwill and Other Intangibles             216              250               648               750
 Other                                                    1,171            1,052             3,594             3,331
                                                      ---------------------------     ------------------------------
   Total Non-Interest Expense                             6,163            6,473            19,304            19,518
                                                      ---------------------------     ------------------------------
Income before Federal Income Taxes                        1,947            2,521             7,681             7,295
Income Tax Expense                                          264              654             1,747             1,882
                                                      ---------------------------     ------------------------------
NET INCOME                                               $1,683           $1,867            $5,934            $5,413
Preferred Stock Dividends / Redemption                        0             (268)             (456)             (806)
                                                      ---------------------------     ------------------------------
Net Income Applicable to Common Stock                    $1,683           $1,599            $5,478            $4,607
                                                      ===========================     ==============================

Per Common Share Data:
   Primary Earnings                                       $0.50            $0.63             $1.85             $1.82
   Fully Diluted Earnings                                 $0.50            $0.56             $1.75             $1.62
   Dividends Declared                                     $0.22            $0.19             $0.66             $0.57
 Weighted Average Number of
   Primary Common Shares Outstanding                  3,383,698        2,550,128         2,962,499         2,534,301

SECOND BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the Nine Months Ended September 30
                                                            --------------------------------------
(Dollars in Thousands)                                              1996              1995
---------------------                                               ----              ----
OPERATING ACTIVITIES
----------------------------------------------------------
  Net Income                                                        $5,934            $5,413
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
    Provision for Loan Losses                                        4,236             1,878
    Provision for Depreciation                                         909               792
    Provision for Amortization of Intangibles                          648               750
    Amortization of Investment Discount and Premium                    265               462
    Amortization of Time Deposits with Banks and Other
      Interest Bearing Assets Discount and Premium                       0                 0
    Deferred Income Taxes                                              (61)             (116)
    Securities (Gains) Losses                                         (448)               67
    Other Gains, net                                                  (398)             (167)
    (Increase) Decrease in Interest Receivable                        (134)             (454)
    Increase (Decrease) in Interest Payable                            (68)              935
    Originations of Loans Held-for-Sale                            (14,100)          (14,642)
    Proceeds from Sale of Loans Held-for-Sale                       14,391            13,181
    (Increase) in Other Assets                                         140            (9,306)
    (Decrease) Increase in Other Liabilities                        (2,063)           (1,290)
                                                                ----------------------------
    Net Cash (Used by) Provided by Operating Activities              9,251            (2,497)

INVESTING ACTIVITIES
----------------------------------------------------------

  Proceeds from Maturities of Securities - Held-to Maturity              0            17,209
  Proceeds from Maturities of Securities - Available-for-Sale       58,062            29,102
  Proceeds from Sales of Securities - Held-to-Maturity                   0             1,991
  Proceeds from Sales of Securities - Available-for-Sale            58,343            24,360
  Purchases of Securities - Held-to-Maturity                             0              (250)
  Purchases of Securities - Available-for-Sale                    (105,128)          (57,700)
  Net (Increase) Decrease in Revolving Credit Receivables           (3,352)             (962)
  Net Increase in Loans                                            (48,145)          (27,696)
  Net Increase in Premises and Equipment                            (1,446)           (1,109)
                                                                ----------------------------
    Net Cash Provided by (Used by) Investing Activities            (41,666)          (15,055)

FINANCING ACTIVITIES
----------------------------------------------------------
  Net (Decrease) Increase in Demand Deposits, Insured
    Money Market and Interest Checking Accounts, and
    Savings Deposits                                               (27,102)          (14,340)
  Net Increase (Decrease) in Time Deposits                          27,380            41,810
  Net (Decrease) Increase in Federal Funds Purchased
    and Securities Sold Under Agreements
    to Repurchase                                                   11,473            (5,140)
  Net Increase (Decrease) in Borrowings                              2,520             2,093
  Net Advances (Repayments) Advances from Federal Home Loan Bank    22,157              (262)
  Cash Dividends                                                    (2,536)           (2,247)
  Redemption / Conversion of Preferred Stock                           (33)                0
  Purchase of Treasury Stock                                          (319)                0
  Issuance of Common Stock                                             565               334
                                                                ----------------------------
    Net Cash Provided by Financing Activities                       34,105            22,248
                                                                ----------------------------
    Increase in Cash and Cash Equivalents                            1,690             4,696
                                                                ----------------------------
Cash and Cash Equivalents at Beginning of Year                      32,461            30,546
                                                                ----------------------------
    Cash and Cash Equivalents at End of Period                     $34,151           $35,242
                                                                ============================

Supplementary Cash Flow Information: Cash paid for 1) Federal income taxes - $2,595,000 and $2,370,000 for the nine months ended September 30, 1996 and 1995, respectively and 2) Interest - $23,743,000 and $21,856,000 for the nine months ended
  September 30, 1996 and 1995, respectively.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                      SECOND BANCORP, INC.
                                                                                                           AND SUBSIDIARY

                                                                                   Unrealized
(Dollars in Thousands)                            Preferred  Common   Treasury       Holding      Retained
                                                    Stock     Stock     Stock        Losses       Earnings          Total
                                                  -----------------------------------------------------------------------
Balance, January 1, 1995                           $13,235   $13,140     $0         ($2,820)      $32,328         $55,883
  Net Income                                                                                        7,565           7,565
  Cash Dividends Declared
       Common Stock                                                                                (1,928)         (1,928)
       Preferred Stock                                                                             (1,066)         (1,066)
  Issuance of Common Stock - Dividend
      Reinvestment Plan                                          478                                                  478
  Exercise of Stock Options                                       33                                                   33
  Conversion of Preferred Stock to
    Common Stock                                      (504)      504                                                    0
  Adjustment to Unrealized (Losses) Gains on
    Available-for-Sale securities, net of tax                                         5,068                         5,068
                                                  --------   -------  -----        --------         -------       -------
Balance, December 31, 1995                          12,731    14,155      0           2,248          36,899        66,033
  Net Income                                                                                          5,934         5,934
  Cash Dividends Declared
       Common Stock                                                                                  (2,080)       (2,080)
       Preferred Stock                                                                                 (456)         (456)
  Issuance of Common Stock - Dividend
      Reinvestment Plan                                          289                                                  289
  Exercise of Stock Options                                      276                                                  276
  Conversion of Preferred Stock to
    Common Stock                                   (12,700)   12,696                                                   (4)
  Redemption of Preferred Stock                        (25)                                              (4)          (29)
  Purchase of Treasury Stock                                           (319)                                         (319)
  Adjustment to Unrealized (Losses) Gains on
    Available-for-Sale securities, net of tax                                        (3,206)                       (3,206)
                                                  --------   -------  -----        --------         -------       -------
Balance, September 30, 1996                             $6   $27,416  ($319)          ($958)        $40,293       $66,438
                                                  =======================================================================

SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - PER SHARE DATA

The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period, as restated for the three for two stock split effective May 1, 1995.

NOTE C - The Company announced during the second quarter the redemption of its $1.50 Cumulative Convertible Preferred Stock, Series A-1 ("Preferred Stock") on June 25, 1996. The Preferred Stock was redeemable for cash at the rate of $21.05 per share. Each share was also convertible at the shareholders' option into
1.1177 shares of the Company's common stock any time prior to redemption. Of the original 718,750 shares of Preferred Stock originally issued in 1992, all but 1,666 preferred shares have been converted into common stock as of October 31, 1996.

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

FINANCIAL CONDITION

At September 30, 1996, the Company had consolidated total assets of $869 million, deposits of $658 million and shareholders' equity of $66 million. Since September 30, 1995, total assets have grown by 6%. Loan growth remains strong with commercial loans increasing by 11% from a year ago to approximately $299 million at September 30, 1996 and real estate loans growing by 17% to approximately $78 million as of the same date. Total earning assets have increased by 7% and now total $804 million or 92.6% of total assets. To accommodate the demand for commercial lending , the Company deceased balances in securities over the past year.

Funding growth has primarily been generated through time deposits and Federal Home Loan Bank (FHLB) advances. While deposits have increased by 2.3% over the past year, time deposits have increased by 10% to $361 million. FHLB advances have increased by $22 million over the past year and now total almost $30 million as of September 30, 1996. Retail repurchase agreement accounts have also provided funding for the Company, increasing, along with Federal funds purchased, to over $98 million as of September 30, 1996 versus $90 million as of the same date in 1995.

RESULTS OF OPERATIONS

GENERAL. The Company achieved net income of $1,683,000 for the third quarter of 1996, 10% less than the $1,867,000 earned during the same period last year. On a per share basis, as restated to reflect the three for two stock split of May 1, 1995, primary earnings for the quarter were $.50, down from the $.63 per share reported for the third quarter of 1995. Fully diluted earnings per share were also $.50 for the third quarter of 1996, 11% less than the $.56 per share reported for the same period in 1995. Return on assets (ROA) and return on total shareholders' equity (ROE) were .79% and 10.21%, respectively for the third quarter of 1996 compared to .93% and 13.61% for last year's third quarter.

ASSET QUALITY. The Company's asset quality position was weakened in the third quarter of 1996. The Company placed an additional allocation to the loan loss reserve in the third quarter of $2 million as a result of the deterioration of a small group of related commercial loans. The additional allocation is expected to fully cover anticipated losses associated with these loans. The total of the loans in question exceeded $4.2 million. As a result of this action. the reserve for loan losses were 1.53% of total loans at the end of the third quarter. Non-performing loans increased dramatically due to the aforementioned loans and totaled $9,759,000 as of September 30, 1996 versus $4,989,000 as of the same date last year. Net charge-offs averaged an annualized .50% of average loans for the third quarter which represents an increase from the level of .44% of average loans for the third quarter of 1995. An increase in consumer loan charge-offs was responsible for the increase.

NET INTEREST INCOME. Net interest income for the third quarter of 1996 increased by 8% to $8,578,000. The increase came both from an improvement in the net interest margin from 4.43% during the third quarter 1995 to 4.53% during the third quarter of 1996 along with an increase of almost 7% in average earning assets to $795 million. For the first nine months of 1996, net interest income was $25,195,000, or 6.5% greater than the same period in 1995. Net interest margin was 4.46% for the first three quarters of 1996, compared to 4.40% for the same period in 1995.

NON-INTEREST INCOME. Non-interest income showed significant improvement over the past year. For the third quarter of 1996, deposit service charge income increased by $66,000, or 10%, over the third quarter of 1995. Trust fee income was higher by $29,000, or 5%, while other income totaled $664,000 for the third quarter of 1996 versus $582,000 for the same period in 1995. Sales of SBA and real estate loans as well as sales of alternative investment products helped generate the increase in other income. Security sales for the quarter generated $376,000 in income versus no sales for the third quarter of 1995.

NON-INTEREST EXPENSE. The expenses for the third quarter of 1996 were 5% lower than for the same period in 1995. Expense decreases were realized in five of the eight major expense categories reported. The largest decrease was in the area of salaries and employee benefits which declined by $137,000 or 4.5%, largely due to reductions in incentive bonus accruals. Net occupancy, equipment, data processing services, assessment on deposits and amortization of intangibles also decreased during the quarter as compared to the same quarter last year.

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

Shareholders' equity has increased by 8% over the past year, with retained earnings increasing by 13.5%. Unrealized holding losses were $958,000 as of September 30, 1996. The tier I leverage ratio was 7.34% as of September 30, 1996, up from 7.07% as of the same date in 1995. Similarly, risk based capital ratio increased from 11.00% as of September 30, 1995 to 11.53% as of the end of the most recent quarter.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

    (a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting will be held on May 14, 1996. The results of the votes on the matters presented to shareholders were disclosed in the Form 10-Q for the quarter ended June 30, 1996.

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

  (11) Statement re: computation of earnings per share

The Corporation filed a report on Form 8-K dated October 10, 1996 relating to the disclosure of lower earnings as a result of the additional allocation for loan losses of $2 million during the third quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SECOND BANCORP, INC.

Date: November 14, 1996            /s/ David L.  Kellerman
                                   -------------------------------------
                                   David L. Kellerman, Treasurer

                                   Signing on behalf of the registrant and as principal accounting officer and principal financial officer.


SECOND BANCORP, INCORPORATED AND SUBSIDIARY
STATEMENT 11 RE: COMPUTATION OF EARNINGS PER SHARE
                                                     Three Months Ended               Nine Months Ended
                                                        September 30                     September 30
                                                        ------------                     ------------
                                                     1996          1995                1996           1995
                                                     ----          ----                ----           ----
PRIMARY:
Average shares outstanding                        3,352,090      2,526,228           2,934,642      2,518,932
Net effect of dilutive stock options -
  based on the treasury stock method
  using average market price.                        31,608         23,900              27,857         15,369
                                                     ------         ------              ------         ------
                                                  3,383,698      2,550,128           2,962,499      2,534,301

Net income applicable to Common Stock                $1,683         $1,599              $5,478         $4,607

Per share amount                                      $0.50          $0.63               $1.85          $1.82


FULLY DILUTED:
Average shares outstanding                        3,352,090      2,526,228           2,934,642      2,518,932
Net effect of dilutive stock options -
  based on the treasury stock method
  using average market price or period-
  end market price, whichever is higher.             34,022         29,440              34,765         29,704
Assumed conversion of $1.50 Preferred
  Stock Series A-1                                    1,469        798,988             415,132        801,047
                 -                                    -----        -------             -------        -------
                                                  3,387,581      3,354,656           3,384,539      3,349,683

Net income                                           $1,683         $1,867              $5,934         $5,413

Per share amount                                      $0.50          $0.56               $1.75          $1.62