Form 10-K
period 1996-12-31
SECOND BANCORP INC
filed 1997-03-27
CIK 803112

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934 FOR THE FISCAL ENDED DECEMBER 31, 1996

       TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934 FOR THE FISCAL ENDED DECEMBER 31, 1996

Commission File Number : 0-15624



                          SECOND BANCORP, INCORPORATED
               (Exact name of registrant as specified in charter)


                     OHIO                                   34-1547453
        (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                 Identification No.)


       108 MAIN AVENUE SW, WARREN, OHIO                         44481
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


                           Common Stock, no par value
                                (Title of Class)

Indicate be check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X                                 No
                                ------                                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1997 as reported on the NASDAQ National Market System, was approximately $114,131,068. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 1997, registrant had outstanding 3,385,248 shares of Common
Stock


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held on May 13, 1997 are incorporated by reference into Part III.


================================================================================

                                     PART I.

ITEM 1. BUSINESS.

General.

Second Bancorp, Incorporated, (the "Company") is a one-bank holding company which owns The Second National Bank of Warren (the "Bank"), a Warren, Ohio based commercial bank. Operating through twenty-six branches and one loan production office, the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a five county area in northeastern Ohio. At December 31, 1996, the Company had consolidated total assets of $867 million , deposits of $669 million and shareholders' equity of $69 million. At June 30, 1996, the Bank had the highest market share in Trumbull County, Ohio, the fourth highest market share in Ashtabula County, Ohio and the fourth highest market share in Portage County, Ohio with 15.1%, 9.9% and 9.5% of all bank, thrift and credit union deposits, respectively, according to an independent survey.

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

Branch Expansion
----------------

Second National Bank continued its branch expansion in 1996 by opening its 27th office in the city of Green. The office, which is the fifth Second National branch in Summit County, meets a demand for additional locations in the Bank's southernmost territory and will be instrumental in growing the Second National customer base in Summit County. We expect Second National's unique style of banking--offering a high level of customer service and local decision-making--to be well-received in the Green area.

Second National also converted its Boardman office to a full-service branch in 1996 to better serve its growing customer base in the Mahoning Valley. The expanded office, which now serves as a hub facility for Second National's Mahoning County offices, is staffed with a full range of financial service professionals, including a Private Banking Representative, Alternative Investment Representative, and Mortgage Loan Originator.

New and Enhanced Products
-------------------------

In the Fall of 1996, Second National introduced its own MasterCard(R) and VISA(R) credit cards to provide the Bank with more control over its credit card accounts and the ability to offer customers a better overall product.

To meet a growing need for insurance among current and potential customers--and to capitalize on the Bank's ability to participate in this facet of the financial services industry--Second National incorporated a line of insurance products into its Alternative Investment Services program in late 1996. This addition offers Second National the opportunity to solidify current customer relationships, attract new customers, and increase the Bank's competitiveness in the financial planning marketplace.

Second National was among the first community banks in Northeast Ohio to offer corporate customers a "bank from the office" capability in 1996. The Auto LinkSM enables corporate customers to initiate bank transactions through their personal computers with specialized software.

In addition to offering corporate customers immediate advantages for managing their accounts, Auto Link is critical to the long-term competitiveness of Second National's product line. PC-to-PC banking will also play an important role in the future of banking services for individual customers searching for home banking options.

Second National increased its real estate presence in 1996 by expanding the real estate product line. New and enhanced products include a construction loan with flat fees, an improved Own Your Own HomeSM Loan, and five new mortgage products: three adjustable-rate mortgages, a seven-year balloon, and a non-owner occupied loan program.

Loan Generation
---------------

Second National Bank's Commercial Lending Division continued to be a leader in lending through the United States Small Business Administration (SBA), originating more than $3 million in SBA loans in 1996. Second National ranked second among the top community bank lenders in the SBA's Cleveland District and sixth on the District-Wide List of Top SBA Lenders, which includes both community banks and those banks with district-wide presence and operations.

The Express Loan Office, a highly successful loan production office located in a low-income neighborhood of Warren, reached $5 million in loans during 1996. This office and specially developed Own Your Own Home Loan and Express Loan bolster Second National's ability to reach out to the low-to-moderate income consumer.

Trust Business Development
--------------------------

Second National Bank's Trust Division, which is approaching $500 million in assets under management, posted another record year. In addition to continuing to grow its traditional services of trust, estate, and retirement plan administration and asset management, the Trust Division continued to aggressively pursue new opportunities in 1996. A pioneer in offering trust services to banks and savings and loan institutions that do not provide trust services, the division is currently providing such services to four financial institutions.

Technology Migration
--------------------

Second National continued its technology migration in 1996 by finalizing the development of a customized branch platform system. This platform system will improve measurement capabilities and productivity, enhance sales opportunities, and increase the Bank's ability to compete in the marketplace.

To implement a new data processing system, Second National selected the Alltel Horizon Banking System solution with an IBM AS/400 processor as the Bank's new core processing vendor. The flexible, user-friendly, and feature-rich Alltel system operates in a full database management environment. With this solution, program modifications, product enhancements, and management reporting will all be possible--and at significantly lower costs, with faster turnaround times, and without having to maintain a programming staff on-site at the Bank.

Human Resources
---------------

Second National worked toward increasing employee proficiency and professionalism in 1996 by communicating the Bank's high standards and challenging goals to all employees. Important initiatives were undertaken to meet the core competencies required of Second National employees, from business writing to time management to PC application training.

Because sales training is so crucial in today's competitive financial services environment, Second National offered a series of "Consultative Selling and Coaching" seminars in 1996. These programs were designed specifically for Second National by The Richardson Company of Philadelphia, an affiliate of the Wharton School at the University of Pennsylvania, to enhance the Bank's superior customer service with sales and cross-selling training.

Employee recognition programs played an important role in this year's continuous quality efforts. In addition to generating an awareness of Second National's total quality efforts among employees, the programs encouraged staff to achieve higher levels of performance--individually, departmentally, and organizationally.

Six employees were honored with the Pinnacle of Achievement Award, an honor bestowed by fellow Bank employees to recognize outstanding performance as demonstrated by work quality, attitude, performance, dependability, initiative, accuracy, and adaptability.

To give support employees the opportunity to be recognized and rewarded for their contribution to the Bank's success, Second National introduced the Five-Star Achievement Program. The program encourages Operations employees to work both individually and as a team to increase the performance of their division.

Extending the Bank's commitment to continuous improvement, Second National introduced a new quality concept called Internal Service Guarantees in 1996. Internal service guarantees--informal contracts written between the Operations area of the Bank and other departments--promise a level of service and specify a consequence if the level is not met. The program is designed to increase teamwork, improve work quality and efficiency, enhance communication between departments, and make employees more aware of the Bank's internal processes.

Recognition
-----------

Second National was recognized for its performance in 1996: the Bank appeared on several lists ranking the top banks in both the state and the country.

Second National was included in the 1996 edition of the prestigious "PD 100," a list compiled by the Cleveland Plain Dealer each year ranking the best companies from all industries in the entire state of Ohio. In addition to placing 90th on this year's "PD 100," Second National also ranked 43rd on the newspaper's list of the 50 fastest-growing companies in Ohio.

Second National also appeared in a listing of top Ohio banks in the Akron Beacon Journal. The Bank's position of 14th on the list, which was created by evaluating various performance factors, put Second National ahead of several other major banks in the area. Also in the Beacon Journal, Second Bancorp, Inc. was listed as one of the 10 Ohio companies that offered the best five-year return on investment--407 percent from 1990 to 1995.

The national magazine US Banker ranked Second National among the top 200 best-performing mid-sized banks in its June 1996 issue. The Bank placed 125th in the publication's ranking, which is compiled using five performance measures to rate the country's best mid-sized banks, or the 200 banks that fall just under the largest 100 in the country.

1997 and Beyond

As the financial services industry has evolved, so too has Second National Bank. Over the last decade, Second National has emerged as a provider of quality products and services designed to exceed customer expectations.

In 1997, and over the next several years, Second National Bank will strive to reach the next plateau in financial services. Ongoing research and dialogue with customers, coupled with a keen sense of the changing financial services industry and consumer wants and needs, have led Second National to adopt a business strategy that focuses on customer value. We believe customer value leads to customer satisfaction and retention, in addition to bank profitability and shareholder return.

In the coming years, we will endeavor to identify value opportunities in specific products and markets, to create value for our products and services, and to maintain extensive, long-lasting banking relationships with customers who are satisfied with the value they receive from Second National Bank.

Our vigorous pursuit of customer value, as well as an ongoing commitment to our Achievement Statement and Core Values, are reflected in all Second National Bank initiatives for 1997.

Lending Opportunities
---------------------

Second National is dedicated to making loan products available to all members of the communities it serves, in addition to directing special marketing efforts to reach low-to-moderate income individuals. The Bank will aggressively pursue small business lending in 1997, including expanding SBA lending efforts to canvass all of Northeast Ohio for opportunities.

Second National will continue its commitment to service in the community by sponsoring important educational opportunities. The Bank's Finance Seminars will again be offered throughout the Bank's marketplace in 1997. These highly successful programs have been instrumental in helping participants learn more about personal finance, becoming a homeowner, and reducing debt.

Youngstown State University's Entrepreneurship Program, which has been steadily booked at the Rebecca Williams Community Center in Warren since the Bank began sponsoring an extension of the program there in 1989, also will be offered. The two-part program provides a total of 16 weeks of instruction free of charge to participants interested in pursuing business ownership.

Products and Services
---------------------

Building on 1996 product enhancements, Second National Bank expects 1997 to be a year of continued growth in product sales and development.

To increase mortgage loan production, the Bank will establish a referral program with area builders to both encourage quality loan production and serve as a referral source to all Second National departments. The Bank will also establish a real-estate relocation program in conjunction with area businesses, colleges, hospitals, and realtors. Second National will increase its use of product management in 1997, expanding on this successful management technique already in place in other areas of the Bank. To achieve success in highly competitive markets, home equity products, credit cards, personal lines of credit, and debit and ATM cards will be individually managed.

Branch Network
--------------

Following the dictates of the Second National Bank Achievement Statement--to balance profit and growth, with a focus on quality, innovation, and opportunity--Second National will look to expand its branch network in 1997 through de novo offices, branch enhancements, and in-market acquisitions. Anticipating a change in branching laws that would allow Second National to open offices outside Ohio, this effort will include exploring the possibility of Second National branches in Western Pennsylvania.

Trust Services
--------------

In addition to continuing to grow traditional trust services, Second National will continue to aggressively pursue the development of new services in 1997. "Baby boomer" financial planning and a senior advocate program will be designed to meet growing demographic and market trends. The Bank's trust services will also continue to be marketed to other banks and savings and loan institutions that do not provide trust services.

Human Resources
---------------

At Second National, training is an investment, not an expense. In 1997, the Bank's training efforts will continue to reflect this philosophy by helping employees perform at the level necessary to exceed customer expectations. Specific programs planned include interpersonal communication skills workshops, professional image enhancement sessions, and consultative selling and coaching seminars.

Information Services Migration Plan
-----------------------------------

Second National will implement two major initiatives of the information services migration plan in 1997: engineering the conversion of the new core processing solution and operationalizing the Executive Information System module.

The Executive Information System module, a sophisticated database capable of providing the Bank's staff with customized report writing, will greatly enhance the management of Second National by making timely and detailed data available.

Internet/World Wide Web
-----------------------

Second National Bank will establish a presence on the World Wide Web in 1997, first through a major news wire service, and then through the Bank's own home page.

Customer Call Center
--------------------

Second National will proceed with the planning and implementation of a Customer Call Center in 1997. The center will increase Second National's level of customer service through a combination of automated technology and increased staffing. Utilizing voice response technology, the call center will offer both 24-hour automated account information and the option of speaking directly to a customer service representative about financial needs during the center's staffed hours, which will be expanded for greater service and increased sales opportunities.

The Customer Call Center project will be completed using the management technique of benchmarking "outside the box." In addition to gaining important information that can be applied immediately to the call center, this process will also help management evaluate the ongoing use of benchmarking at Second National.

The Company has no significant industry segments which require disclosure.

Market Area.

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

Competition.

There is significant competition in the financial services industry in northeastern Ohio among commercial banks. As a result of deregulation of the financial services industry, the Company also competes with other providers of financial services such as savings and loan associations, credit unions, commercial finance companies, brokerage and securities firms, insurance companies, commercial finance and leasing companies and the mutual fund industry. Some of the Company's competitors, including certain regional bank holding companies which have operations in the Company's market area, have substantially greater resources than the Company, and as such, may have higher lending limits and may offer other services not available through the Bank. The Company also faces significant competition, particularly with respect to interest rates paid on deposit accounts, from well-capitalized local thrift institutions. The Bank competes on the basis of rates of interest charged on loans, the rates of interest paid on funds, the availability of services and responsiveness to the needs of its customers.

Regulation.

The Company is a one bank holding company and is regulated by the Federal Reserve Bank (the "FRB"). The Bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Dramatic changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Company's capital position as of December 31, 1996 and 1995 are presented in footnote 12 of Item 8; Financial Statements and Supplementary Data and is hereby incorporated by reference.

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

The Bank is subject to regulation under the National Banking Act and is periodically examined by OCC and is subject, as a member bank, to the rules and regulations of the FRB. The Bank is an insured institution and member of the Bank Insurance Fund ("BIF") and also has approximately $53 million in deposits acquired through acquisitions of branches of savings and loan institutions that are insured through the Savings Association Insurance Fund ("SAIF"). As such, the Bank is also subject to regulation by the FDIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law. Ohio branch banking law permits a bank having its principal place of business in the State of Ohio to establish branch offices in any county in Ohio without geographic restrictions. A bank may also merge with any national or state chartered bank located anywhere in the State of Ohio without geographic restrictions.

Regulations governing the Company and its banking subsidiary change as Congress and state legislatures respond to conditions affecting the industry and set new policy objectives.

FIRREA.

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

FDICIA.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital that is less than 4% or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if the bank has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

Pursuant to FDICIA, the FDIC has developed a transitional risk- based assessment system, under which, beginning on January 1, 1993, the assessment rate for an insured depository institution varied according to its level of risk. An institution's risk category will depend upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized and whether it is assigned to Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Beginning in 1996 and based on its capital and supervisory subgroups, each BIF member institution will be assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.00% per annum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). With the recapitalization of the SAIF fund in 1996, the assessment rate for SAIF insured deposits has decreased to an annual rate per $100 of insured deposits of 0.00% to 0.27%. There are proposed significant changes to the insurance premium structure that may be enacted through congressional legislation. The ultimate effect of these changes cannot be ascertained until final regulations are adopted.

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

If a state "opts out" of interstate branching, no bank from another state may establish a branch in that state, whether through a merger of de novo establishment. Several states are considering legislation to opt out of the interstate branching provisions of the IBBEA or, alternatively, to permit interstate branching prior to the June 1, 1997 statutory effective date. It is not possible to predict the full impact of these actions on the Bank or the Company until May 31, 1997, the date by which all such statutes must be adopted.

Employees.

The number of full time equivalent employees of the Company as of December 31, 1996 was approximately 390. The Company considers its employee relations to be good. None of the employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES.

The Company's executive offices are located at the Bank's main office building in Warren, Ohio, which is leased by the Bank under a long-term triple net lease agreement with a term, including optional renewals, expiring on October 31, 2029. The Bank has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time. The Bank owns four of its branch locations, while the Bank's 22 other branch and loan production office locations are leased under lease and sublease agreements with remaining terms of 1 to 15 years. The Bank also has leases for record retention and office space with remaining lease terms of one and six years, respectively.

ITEM 3. LEGAL PROCEEDINGS.

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

Name                   Age      Position and Experience          Year Appointed
--------------------------------------------------------------------------------
Alan G. Brant           64      Chairman and President of              1987
                                Second Bancorp, Inc. and
                                Chief Executive Officer of
                                The Second National Bank of
                                Warren.

George R. Dovich        55      Vice President of Second               1987
                                Bancorp, Inc. and Executive
                                Vice President of The
                                Second National Bank of
                                Warren.

Joseph D. Rusnak        56      Executive Vice President of            1996
                                Second Bancorp, Inc. and Vice
                                President of The Second
                                National Bank of Warren. Prior
                                to 1996, President of Horizon
                                Savings Bank and prior to that
                                Vice President of Society Bank.

Christopher Stanitz     48      Senior Vice President of               1992
                                Second Bancorp, Inc. and Vice
                                President of The Second
                                National Bank of Warren. Prior
                                to 1992, Associate Counsel of
                                Ameritrust, NA.

David L. Kellerman      39      Treasurer of Second Bancorp,           1987
                                Inc. and Senior Vice President and
                                Chief Financial Officer of The
                                Second National Bank of Warren.

William Hanshaw         44      Executive Officer of Second            1989
                                Bancorp, Inc. and Senior
                                Vice President of The Second
                                National Bank of Warren.

Diane C. Bastic         53      Executive Officer of Second            1985
                                Bancorp, Inc. and Senior
                                Vice President of The Second
                                National Bank of Warren.


Darryl E. Mast          46      Executive Officer of Second            1986
                                Bancorp, Inc. and Senior Vice
                                President of The Second
                                National Bank of Warren.

Terry L. Myers          47      Executive Officer of Second            1986
                                Bancorp, Inc. and Senior Vice
                                President of The Second
                                National Bank of Warren.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Company's Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the trading symbol SECD. As of March 15, 1997, the number of shareholders of record of the Common Stock totaled 1,874. The detail of stock prices and dividend payments are incorporated herein by reference to
Item 7; Management's Discussion and Analysis of Financial Condition and Results of Operations. Dividend restrictions are detailed in footnote 12 of Item 8; Financial Statements and Supplementary Data and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

Year ended December 31                     1996           1995            1994           1993           1992
--------------------------------------------------------------------------------------------------------------------
Results of Operations:
    Interest income                      $ 65,646       $ 62,544        $ 52,115       $ 46,603       $ 43,485
    Interest expense                       31,785         30,803          22,064         19,340         19,471
--------------------------------------------------------------------------------------------------------------------
    Net interest income                    33,861         31,741          30,051         27,263         24,014
    Provision for loan losses               4,956          3,000           2,370          2,555          2,765
    Other income                            8,479          7,545           4,979          4,822          4,480
    Other expense                          26,276         26,026          23,627         21,381         19,387
    Income before federal income taxes     11,108         10,260           9,033          8,149          6,342
    Federal tax expense                     2,556          2,695           2,390          2,142          1,661
--------------------------------------------------------------------------------------------------------------------
Net income                               $  8,552       $  7,565        $  6,643       $  6,007       $  4,681
--------------------------------------------------------------------------------------------------------------------
Per Common Share Data: (1)
    Primary earnings                     $   2.64       $   2.55        $   2.22       $   1.97        $  1.68
    Fully diluted earnings                   2.53           2.26            2.01           1.82           1.61
    Cash dividends                            .88            .76             .64            .59            .53
    Book value, December 31                 20.67          20.80           16.99          16.53          15.13
    Market value, December 31               31.38          28.75           21.50          21.33          15.83
Per Preferred Share Data:
    Cash dividends                           $.75          $1.50           $1.50          $1.50           $.71
    Market value, December 31                 n/a          31.50           23.75          27.00          24.00
Balance Sheet Data:
    As of December 31:
       Total assets                      $867,279       $833,912        $787,189       $674,575       $602,685
       Loans, net                         558,437        527,442         499,772        465,841        415,318
       Deposits                           669,397        657,851         615,763        554,497        506,211
       Shareholders' equity                69,237         66,033          55,883         54,362         50,860
    Averages:
       Total assets                       850,662        807,215         717,904        640,516        539,555
       Shareholders' equity                66,149         59,805          54,917         52,491         43,043
Ratios:
    Return on average assets                 1.01%           .94%            .93%           .94%           .87%
    Return on average total
       shareholders' equity                 12.93          12.65           12.10          11.44          10.88
    Return on average common
       shareholders' equity                 14.01          13.92           13.35          12.56          11.52
    Net interest margin                      4.47           4.40            4.63           4.72           4.97
    Net overhead ratio                       2.30           2.55            2.76           2.76           3.01
    Efficiency ratio                        60.55          65.21           65.25          64.41          66.17
    Dividend pay-out                        34.78          29.67           28.77          29.62          31.76
    Tier I leverage ratio                    7.75           7.39            7.48           8.03           8.72

(1) Amounts have been retroactively restated for the three-for-two stock split, effective May 1, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net income for the Corporation in 1996 was a record $8,552, which represents a 13% increase over the net income of $7,565 reported in 1995. Net income for 1995 was 14% greater than the net income of $6,643 reported for 1994. The Corporation's return on average assets ("ROA") was 1.01%, .94%, and
 .93% for 1996, 1995, and 1994, respectively, demonstrating the Corporation's commitment to continuous improvement in financial performance. The common shareholders' return on average equity ("ROE") also indicates that commitment, increasing from 13.35% in 1994 and 13.92% in 1995 to 14.01% in 1996. Fully
diluted earnings per common share have increased from $2.01 per share in 1994 to $2.26 in 1995 to $2.53 in 1996, with prior periods' per share data restated for a three-for-two stock split effective May 1, 1995. The Corporation's common stock, trading under the NASDAQ National Market symbol of SECD, has reflected the improved earnings performance of the Corporation, increasing to $31.38 per share as of December 31, 1996 from $28.75 per share at December 31, 1995. This price represents a 9% increase for 1996 after a 34% increase in stock price in 1995 and also represents a price that is equivalent to 152% of the book value per common share.

================================================================================
NET INTEREST INCOME
--------------------------------------------------------------------------------
The Corporation's net interest income improved again in 1996 amid a relatively stable interest-rate environment. Net interest income was $33,861 in 1996, which represents a 6.7% increase over the net interest income for 1995. The increase in net interest income was derived from a combination of growth in both loans and securities and a reduction in the average rate paid on deposits. Average loans increased by over $32 million in 1996 as compared to 1995. Average securities increased by almost $15 million during the past year, primarily in the tax-exempt category. Overall, average earning assets were $792,239 in 1996, which represents a 5.6% increase over the average earning assets for 1995. The yield on average earning assets was 8.48% in 1996, down slightly from the 8.50% level achieved in 1995. The slight decrease was more than offset by the results of prudent management of the cost of funds in 1996. The rate on average interest bearing liabilities declined by 8 basis points in 1996 to 4.52%. The combined result of the growth in average assets and the reduced cost of funds allowed the net interest margin to improve from 4.40% in 1995 to 4.47% in 1996. The net interest margin of the Corporation was 4.63% in 1994, while net interest income was $30,051 for the same period. Additions of deposits through acquisitions in 1994 allowed growth in average earning assets to reach 11% in 1995 and 12% in 1994.

Growth in funding has been generated primarily in the category of time deposits over the past two years. Average time deposits were $359,170 in 1996. This average balance was $37,159, or 11.5% greater than the average balance of $322,011 for time deposits in 1995. Time deposits had grown at a rate of 13.9% in 1995 from the average balance of $282,784 in 1994. Funding growth also came in the category of Federal Home Loan Bank ("FHLB") advances in 1996. The average balance for FHLB advances grew by almost $10 million in 1996 as the Bank utilized this source of funding when their rates were favorable to do so. In 1995, growth also occurred in the area of retail repurchase agreements. Average retail repurchase agreements grew by over $20 million from 1994 to 1995. These areas of growth over the past two years have primarily been in the categories with a higher average cost. Continued growth concentrated in these areas will continue to place a downward pressure on the net interest margin.

The relationship between net interest income, FTE net interest income, earning assets, and net interest margin for the past three years follows:

                                                                          1996           1995            1994
----------------------------------------------------------------------------------------------------------------
Net interest income-- per financial statements                          $ 33,861       $ 31,741       $ 30,051
Tax equivalent adjustment                                                  1,517          1,260          1,197
--------------------------------------------------------------------------------------------------------------------
Net interest income-- FTE                                               $ 35,378       $ 33,001       $ 31,248
--------------------------------------------------------------------------------------------------------------------
Average earning assets                                                  $792,239       $750,355       $675,257
Net interest margin                                                         4.47%          4.40%          4.63%

Net interest income can be analyzed through the use of the Average Balance Sheet/Net Interest Margin Analysis table. The table shows a three-year comparison of the average balance of interest, earning assets and interest bearing liabilities along with interest and yields associated with them.


AVERAGE BALANCE SHEET/NET INTEREST MARGIN ANALYSIS
Year Ended December 31

                                                    1996                      1995                     1994
-------------------------------------------------------------------------------------------------------------------------
                                          Average            Yield/   Average          Yield/   Average             Yield/
                                          Balance  Interest   Rate    Balance Interest  Rate    Balance   Interest   Rate
ASSETS
Interest earning assets:
 Taxable loans (1) (3)                    $544,797  $50,621   9.29%  $512,166  $48,303  9.43%  $467,429   $40,868   8.74%
 Tax-exempt loans (2)                       13,576    1,121   8.26     14,036    1,227  8.74     13,706     1,100   8.03
 Taxable securities                        184,433   11,789   6.39    182,291   11,167  6.13    153,548     8,546   5.57
 Tax-exempt securities                      44,000    3,341   7.59     31,232    2,478  7.93     32,327     2,421   7.49
Federal funds sold                           5,433      291   5.36     10,630      629  5.92      6,859       308   4.49
Time deposits with banks and
 other interest bearing assets                   0        0   0.00          0        0  0.00      1,388        69   4.97
--------------------------------------------------------------------------------------------------------------------------
Total interest earning assets              792,239   67,163   8.48    750,355   63,804  8.50    675,257    53,312   7.90

Non-interest earning assets:
    Cash and demand balances
       due from banks                       27,412                     27,550                    24,254
    Properties and equipment                 7,851                      6,064                     4,753
    Accrued interest receivable              4,377                      4,423                     3,800
    Goodwill and intangible assets           4,134                      5,069                     3,882
    Other assets                            22,041                     20,105                    12,033
Less: Reserve for loan losses               (7,392)                    (6,351)                   (6,075)
----------------------------------------------------------------------------------------------------------------
       TOTAL                              $850,662                   $807,215                  $717,904
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
    Demand deposits -- interest
       bearing                             $68,371    1,741   2.55    $63,713    1,600  2.51    $48,521     1,028   2.12
Savings deposits                           160,774    4,307   2.68    178,543    5,452  3.05    177,402     5,157   2.91
Time deposits                              359,170   20,295   5.65    322,011   18,363  5.70    282,784    12,649   4.47
Federal funds purchased and securities
    sold under agreements to repurchase     89,601   3,917    4.37     89,026    4,307  4.84     68,311     2,600   3.81
Note payable                                 5,000      371   7.42      5,000      434  8.68      1,466       121   8.25
Other borrowed funds                         2,732      144   5.27      3,220      181  5.62      3,339       130   3.89
Federal Home Loan Bank advances             17,458    1,010   5.79      7,586      466  6.14      5,537       379   6.84
------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities         703,106   31,785   4.52    669,099   30,803  4.60    587,360    22,064   3.76
Non-interest bearing liabilities:
    Demand deposits                         75,229                     73,186                    71,305
    Accrued expenses and other liabilities   6,178                      5,125                     4,322
--------------------------------------------------------------------------------------------------------------------
    Other liabilities                       81,407                     78,311                    75,627
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity                        66,149                     59,805                    54,917
--------------------------------------------------------------------------------------------------------------------
       TOTAL                              $850,662                   $807,215                  $717,904
--------------------------------------------------------------------------------------------------------------------
Net interest earnings (FTE)                          35,378                     33,001                     31,248
Taxable equivalent adjustment                         1,517                      1,260                      1,197
--------------------------------------------------------------------------------------------------------------------
Net interest income
    (per financial statements)                      $33,861                    $31,741                    $30,051
--------------------------------------------------------------------------------------------------------------------

Net yield on interest earning assets                          4.47%                     4.40%                     4.63%

(1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2) The tax-exempt income and yields are shown on a tax equivalent basis using the 34% marginal federal tax rates in effect during the three years.

(3) Loan fees are included in the interest reported for loans. Those fees amounted to $2,936 in 1996, $2,610 in 1995, and $2,603 in 1994.

You can further analyze the change in net interest income by separating the volume and rate impact of the change. The following table details the breakdown of the major categories affecting the change:

                                                 1996 compared to 1995:               1995 compared to 1994:
--------------------------------------------------------------------------------------------------------------------
RATE/VOLUME ANALYSIS (1)                            Due to Change in                     Due to Change in
--------------------------------------------------------------------------------------------------------------------
                                             Volume       Rate       Net          Volume       Rate        Net
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in FTE interest income:
    Taxable loans                            $3,077    $  (759)    $2,318         $3,911      $3,524   $ 7,435
    Tax-exempt loans                            (40)       (66)      (106)            26         101       127
    Taxable securities                          131        491        622          1,600       1,021     2,621
    Tax-exempt securities                     1,013       (150)       863            (82)        139        57
    Federal funds sold                         (308)       (30)      (338)           169         152       321
    Time deposits with banks and
       other interest bearing assets              0          0          0            (69)          0       (69)
--------------------------------------------------------------------------------------------------------------------
Total interest bearing assets                $3,873    $  (514)    $3,359         $5,555      $4,937   $10,492
--------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities:

    Demand deposits-- interest bearing       $  117    $    24     $  141         $  322      $  250   $   572
Savings deposits                               (543)      (602)    (1,145)           108         187       295
    Time deposits                             2,119       (187)     1,932          1,755       3,959     5,714
    Federal funds purchased and securities
       sold under agreements to repurchase       28       (418)      (390)           788         919     1,707
    Note payable                                  0        (63)       (63)           292          21       313
    Other borrowed funds                        (27)       (10)       (37)            (5)         56        51
    Federal Home Loan Bank advances             606        (62)       544            140         (53)       87
--------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           $2,300    $(1,318)    $  982         $3,400      $5,339   $ 8,739
--------------------------------------------------------------------------------------------------------------------
Total effect on net interest income          $1,573    $   804     $2,377         $2,155      $ (402)  $ 1,753
--------------------------------------------------------------------------------------------------------------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

================================================================================
PROVISION FOR LOAN LOSSES
--------------------------------------------------------------------------------
The provision for loan losses increased to $4,956 in 1996, or .89% of average loans. The increase was primarily driven by the deterioration of a small group of related commercial loans. The loans totaled over $4 million in outstanding balances at the time the deterioration occurred in the third quarter. An additional provision of over $2 million was placed into the reserve for loan losses and $1.6 million of the balances were subsequently charged-off. The remaining balance is in non-accrual loans as of December 31, 1996, but is considered collectible through disposition of the collateral. The large charge-off of $1.6 million contributed to an increase in total net charge-offs to $4,404 in 1996, which represents .79% of average loans. A further discussion of asset quality is included in a later section. The provision for loan losses was $3,000 in 1995 and $2,370 in 1994. These provisions represented .57% and
 .49% of average loans in 1995 and 1994, respectively.

================================================================================
NON-INTEREST INCOME
--------------------------------------------------------------------------------
Non-interest income totaled $8,479 in 1996 with all major categories of non-interest income showing increases with the exception of security gains. Excluding security gains, non-interest income totaled $8,017 in 1996, which represents a 16% improvement over the comparable total for 1995. Trust fee income increased by $108, or 5%, from 1995 to 1996, while service charges on deposits improved by $278, or 12%, for the same timeframe. Other income improved by 32% to $2,998 in 1996 and included improved earnings from secondary mortgage activities, Small Business Administration ("SBA") loan sales, alternative investment income derived from the sales of annuities and mutual funds, and fees earned through the successful payoff of commercial loans.

Included in non-interest income over the past three years were pre-tax gains on the sale of securities, which totaled $462, $634, and $17 in 1996, 1995, and 1994, respectively. The majority of the gains realized in 1996 were the results of sales of securities designed to provide income in the current period without significantly impairing the earnings capacity of the portfolio for future periods. On November 15, 1995, the Financial Accounting Standards Board (FASB) staff issued a special report, "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of the special report, the Bank reclassified all debt securities as available-for-sale. The reclassification allowed the Bank to restructure the securities portfolio, generating net gains on sales of $634 in 1995. Prior to the implementation of SFAS No. 115 in 1995, the Corporation sold securities as a part of its ongoing asset/liability and interest-rate risk management. In 1994, these security sales allowed the Corporation to improve the investment portfolio's overall earning ability and reduce prepayment risk on mortgage-backed securities. The Corporation continues to utilize security sales to provide liquidity and to assist in the management of its interest rate risk.

Non-interest income was $7,545 in 1995, which represented a 52% increase over 1994. Trust fee income totaled $2,227 in 1995, a 10% improvement over the $2,025 earned in the prior year. Service charges on deposit accounts improved by 27% from 1994 to $2,406 in 1995. The increase is attributable to both the 1994 acquisition of $50 million in deposit accounts and also to changes in service charge structures during 1995. Other fee income increased a dramatic 119% during 1995 as the Bank implemented a bank-owned life insurance program to offset future pension costs.

================================================================================
NON-INTEREST EXPENSE
--------------------------------------------------------------------------------
The Corporation is committed to becoming more efficient in the management of its assets. The result has been a dramatic reduction in non-interest expenses as a percentage of average assets in 1996. In total, non-interest expenses totaled $26,276 in 1996 and represented 3.09% of average assets. In 1995, the ratio was 3.22% and in 1994 the ratio was 3.29%. Total non-interest expenses increased by only 1% in 1996. A contributor to the strong performance was the reduction in the assessment on deposits charged by the FDIC. That category of expense, which also includes franchise tax expense, decreased by $1,041, or 54%, in 1996 and represents an ongoing savings for the Bank. Other categories of expense that realized a reduction from the previous year were professional services and the amortization of goodwill and other intangibles. Net occupancy increased modestly by 2% to $3,017. Salaries and benefits were up 8%, while data processing services increased by 12%, equipment expense by 15% and other expenses by 6% from 1995 to 1996. Equipment expenses in 1996 were impacted by the Corporation's migration to a new data processing environment. In 1996, approximately $1.9 million was spent on equipment for teller and platform automation and for the initial stages of the conversion to an in-house processing environment. Another $1.4 million is anticipated to be spent in 1997 on these projects. Outside data processing expenses will be significantly reduced in 1997 due to the conversion. The expenses for 1995 and 1994 were impacted by the integration of the four branches acquired in late 1994. Costs associated with the acquisition were salaries and benefits (up 14%), net occupancy (up 15%), equipment costs (up 17%) and the amortization of goodwill and other intangibles (up 18%). The remaining expense categories were up modestly or were at reduced levels in 1995. The table below details the percentage change in each non-interest expense category over the past three years:

                                                                        Percentage Change
---------------------------------------------------------------------------------------------------------
                                                         1996 over 1995                 1995 over 1994
Salaries and benefits                                          8%                            14%
Net occupancy                                                  2                             15
Equipment                                                     15                             17
Professional services                                         (9)                            11
Data processing services                                      12                             (9)
Assessment on deposits and other taxes                       (54)                            (3)
Amortization of goodwill and other intangibles               (14)                            18
Other expenses                                                 6                              6

================================================================================
INCOME TAXES
--------------------------------------------------------------------------------
The provision for income taxes was $2,556, $2,695 and $2,390 in 1996, 1995 and 1994, respectively. The effective tax rate for the Corporation was 23.0%, 26.3% and 26.5% during the same periods. The reduction in the effective tax rate in 1996 was a result of 1) an increase in the utilization of tax-exempt securities and 2) the realization of investment tax credits through the Bank's participation in low income housing projects.

A reconciliation of the Registrant's effective income tax rate to the statutory rate is presented in Note 13 of Item 8; Financial Statements and Supplementary Data and is incorporated herein by reference.

================================================================================
EARNING ASSETS
--------------------------------------------------------------------------------
SECURITIES:

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

Subsequent to the transfer, securities were purchased to satisfy yield enhancement, liquidity, interest-rate risk management, and pledging needs. Purchases in longer maturities that provided yield enhancement were concentrated in the tax-exempt classification to provide the additional benefit of tax reduction. Prior to November 30, 1995, the Corporation's strategy was to place into available-for-sale securities with a shorter average maturity structure of approximately two years to provide for liquidity and flexibility in interest-rate risk management. Securities determined to meet the held-to-maturity criteria were purchased with a longer average maturity structure of four to five years and an emphasis on yield enhancement.

The securities portfolio totaled $231,324 as of December 31, 1996. This represents a slight decrease from the balance of securities outstanding at the previous year-end due to the strong loan demand experienced by the Bank. Tax-exempt securities increased by 49% to $51,750, and mortgage-backed securities increased by 12% to $95,554. U.S. Treasury and government securities decreased by $29,196 during the same timeframe. The securities portfolio totaled $236,534 as of December 31, 1995. That balance represents a 4% increase over the prior year-end. The net increase in securities in 1995 was concentrated in mortgage-backed securities.

The average yield on the portfolio has shown steady improvement over the past three years. The yield has increased from 6.3% as of December 31, 1994 to 6.5% on December 31, 1995 to 6.7% at the end of 1996. The Corporation has been successful in identifying opportunities to improve the yield on the portfolio via portfolio restructuring while, at the same time, generating $462 and $634 in gains on security transactions in 1996 and 1995, respectively. Market interest rates were at a higher level at December 31, 1996 than of the same date the previous year, resulting in a reversal of the unrealized gain position of $3,407 as of December 31, 1995. The security portfolio had a modest $37 unrealized loss at the end of 1996. According to the provision of SFAS No. 115, shareholders' equity contains a net unrealized loss of $24 as of December 31, 1996 and an unrealized gain of $2,248 as of December 31, 1995.

Summary yield and maturity information regarding the securities portfolios on December 31 follows. Yields are calculated on a fully taxable equivalent basis using the marginal federal income tax rate of 34% for 1996.

                                              Book Value               Book Value              Book Value
--------------------------------------------------------------------------------------------------------------------
                                          1996                            1995             1994          1994
                                     Available-for-     1996         Available-for-      Held-to-   Available-for-
                                          Sale         Yield              Sale           Maturity        Sale
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. Government
    agencies and corporations:
    Under 1 year                         $ 23,912       5.4%            $ 32,028        $  5,924       $17,358
    1 to 5 years                           35,689       6.0               48,541          45,177        35,880
    5 to 10 years                          16,926       7.2               21,183          12,442             0
    Over 10 years                               0       0.0                3,971           3,905             0
--------------------------------------------------------------------------------------------------------------------
       Total                               76,527       6.1              105,723          67,448        53,238

Obligations of states and political subdivisions:
    Under 1 year                            3,126       7.1                3,535             971         3,195
    1 to 5 years                           13,348       8.0               11,551          12,040         3,044
    5 to 10 years                          28,881       7.7               16,091          14,111             0
    Over 10 years                           6,395       7.8                3,503             304             0
--------------------------------------------------------------------------------------------------------------------
       Total                               51,750       7.7               34,680          27,426         6,239

Corporate:
    Under 1 year                            1,002       4.0                1,017           7,606             0
    1 to 5 years                                0       0.0                6,013           6,296             0
    5 to 10 years                               0       0.0                    0               0             0
    Over 10 years                               0       0.0                    0               0             0
--------------------------------------------------------------------------------------------------------------------
       Total                                1,002       4.0                7,030          13,902             0

Mortgage-backed securities                 95,554       6.6               85,546          31,484        24,248
Equity securities                           6,491       6.9                3,555               0         3,228
--------------------------------------------------------------------------------------------------------------------
                                         $231,324       6.7%            $236,534        $140,260       $86,953
--------------------------------------------------------------------------------------------------------------------


Mortgage-backed securities have various stated maturities through January 2026. The estimated weighted-average maturity of this segment of the portfolio is 4.2 years.

LOANS:
Listed below is the Corporation's loan distribution at the end of each of the last five years:

                                           1996            1995           1994           1993            1992
----------------------------------------------------------------------------------------------------------------
Commercial                               $297,347       $269,248        $238,053       $217,529       $177,108
Consumer                                  205,409        195,752         202,343        176,409        141,354
Real estate mortgage                       62,981         69,190          65,502         54,154         55,825
Loans held-for-sale                             0              0               0         23,141         45,381
Balance as of December 31                $565,737       $534,190        $505,898       $471,233       $419,668
----------------------------------------------------------------------------------------------------------------

The Corporation continues to emphasize growth in commercial balances through its aggressive calling program targeting medium-size companies. Commercial loan balances have risen by 68% over a five-year period, with balances almost reaching $300 million as of December 31, 1996. Commercial loans have grown by 10%, 13% and 9% in 1996, 1995 and 1994, respectively.

An analysis of maturity and interest-rate sensitivity of commercial loans as of December 31, 1996 follows:

                                                        One Year        One to          Over
                                                        or Less       Five Years     Five Years         Total
----------------------------------------------------------------------------------------------------------------
Fixed-rate                                               $23,126        $ 18,756      $  87,684       $129,566
Variable-rate                                             68,675          33,774         65,332        167,781
----------------------------------------------------------------------------------------------------------------
Total commercial loans                                   $91,801         $52,530       $153,016       $297,347
----------------------------------------------------------------------------------------------------------------

The Corporation has de-emphasized its indirect lending program with automobile dealers within the Bank's primary market areas over the past two years, choosing to permit more funds to be available to allow for commercial loan growth. In 1996, the Corporation shifted its focus on the remaining indirect lending activities, strictly limiting the volume of lower-quality "C" and "D" type paper it acquires. Prior to that the Corporation accepted a higher volume of lower-quality paper utilizing a tiered pricing system designed to compensate the Bank for the higher risk associated with the loans. The volume of direct consumer lending through the retail branch system has increased from approximately 17% of total consumer production in 1994 to 22% in 1996. The Corporation is still active in generating loans from automobile dealers within the Corporation's five-county market area; however, future growth is targeted in higher-quality loans.

With the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights," in 1995, the Corporation was required to recognize as separate assets the value of mortgage servicing rights, whether the rights are acquired through loan origination activities or through purchase activities, virtually eliminating the opportunity to build a servicing portfolio that would generate a strong source of non-interest income in years of either strong or weak originations. The adoption of the standard prompted the Corporation to introduce a servicing-released loan rate for purchasers that was lower than the normal rate offered for the service-retained product.

The introduction of the servicing-released loan product along with the utilization of mortgage loan originators helped to increase the volume of mortgage loan originations in both 1996 and 1995. In 1996, loan originations totaled $44.5 million, while 1995 production was $30.5 million. Loans sold into the secondary mortgage market totaled approximately $34 million in 1996, with nearly $18 million being sold in 1995. Mortgage loans sold totaled $11.5 million in 1994 and $24.3 million in 1993. Generally, the loans sold into the secondary mortgage market make funds available for re-use in mortgage or other lending activities, generate a net gain (including origination fee income) from the sale, limit the interest rate risk caused by holding long-term fixed-rate loans and build a portfolio of serviced loans which generate fee income for the Corporation. The serviced portfolio as of December 31, 1996 totaled $44.6 million.

Gains on the sales of loans into the secondary market totaled $519 in 1996, $327 in 1995 and $68 in 1994. The result of the adoption of the SFAS No. 122 generation of $72 and $155 in income in 1996 and 1995, respectively. In 1995, the Corporation also decided to sell servicing on approximately $14 million in loans that had been originated in previous years to customers that had no other banking relationship with the Corporation. The gain on the sale of the servicing totaled $140.

The Corporation's loans are granted to customers within the immediate trade area of the Corporation. The mix is diverse, covering a wide range of borrowers. The Corporation monitors and controls concentrations within a particular industry or segment. As of December 31, 1996, the Corporation had a concentration in commercial real estate loans totaling approximately $191 million, approximately 69% of which were owner-occupied businesses, including medical office buildings, retail and fast-food restaurants, and automobile dealerships within the Corporation's market area.

====================================================================================================================
ASSET QUALITY
--------------------------------------------------------------------------------------------------------------------
The reserve for loan losses is analyzed in the table below:

Year ended December 31                      1996           1995            1994           1993           1992
--------------------------------------------------------------------------------------------------------------------
Balance at January 1                       $6,748         $6,126          $5,392         $4,350         $3,816
Charge-offs:
    Commercial                              2,051            775             535            563          1,177
    Real estate                                 1              5               7              9              6
    Consumer                                3,128          2,220           1,712          1,366          1,342
--------------------------------------------------------------------------------------------------------------------
                                            5,180          3,000           2,254          1,938          2,525

Recoveries:
    Commercial                                155            312             310            217             25
    Real estate                                 0              0              14              3              0
    Consumer                                  621            310             294            205            269
--------------------------------------------------------------------------------------------------------------------
                                              776            622             618            425            294
--------------------------------------------------------------------------------------------------------------------
Net charge-offs                             4,404          2,378           1,636          1,513          2,231

Additions:
    Charged to operations                   4,956          3,000           2,370          2,555          2,765
--------------------------------------------------------------------------------------------------------------------

Balance at December 31                     $7,300         $6,748          $6,126         $5,392         $4,350
Reserve for loan losses as a percentage
    of year-end loans                        1.29%          1.26%           1.21%          1.14%          1.04%
Reserve for loan losses as a percentage
     of non-performing assets                  82%           161%            111%           120%            72%

Net charge-offs as a percent of average loans by major loan category are shown below:

Year ended December 31                        1996           1995           1994            1993           1992
--------------------------------------------------------------------------------------------------------------------
Commercial                                    .66%           .18%            .10%           .18%           .71%
Real estate mortgage                          .00            .01            (.01)           .01            .01
Consumer                                     1.27            .95             .72            .60            .71
Total net charge-offs to average loans        .79            .45             .34            .34            .59
--------------------------------------------------------------------------------------------------------------------

The balance of the reserve for loan losses has increased substantially since 1992, increasing by 68% to $7,300. The reserve as a percent of period end loans has also shown significant increase over the past five years, improving from 1.04% at the end of 1992 to 1.29% as of December 31, 1996. The Corporation has historically had low net charge-off levels for the commercial loan portfolio, averaging .15% from 1993 to 1995. Commercial loan net charge-offs in 1996 were significantly higher as a small group of related loans totaling approximately $4.2 million were identified as having suffered deterioration with the borrowers subsequently filing bankruptcy, resulting in charge-offs of approximately $1.6 million. The remaining balance of $2.6 million is secured by real estate and is expected to be recovered. Net charge-offs from consumer loans increased to 1.27% of average consumer loans in 1996. In 1995, the Bank began efforts to reduce the impact of consumer loan charge-offs by first introducing a tiered pricing structure for indirect automobile loans originated through local dealers and, in 1996, restricting the total volume of lower-quality loans accepted from the dealers. The low level of net charge-offs in real estate loans is an indication of the strong credit quality inherent in the portfolio.

The following presents a breakdown of the allocation of the loan loss allowance by loan category for each of the last five years:

                                                                  December 31
Loan Category                     1996              1995             1994             1993             1992
--------------------------------------------------------------------------------------------------------------------
Commercial                 $4,720     65%    $3,933     58%   $3,578     58%    $2,984     55%    $2,828     65%
Consumer                    2,570     35      2,777     41     2,368     39      2,271     42      1,514     35
Real Estate                    10      0         38      1       180      3        137      3          8      0
--------------------------------------------------------------------------------------------------------------------
                           $7,300    100%    $6,748    100%   $6,126    100%    $5,392    100%    $4,350    100%
--------------------------------------------------------------------------------------------------------------------

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

Below is a table listing the non-accrual, past-due, and restructured loans at the end of the last five years:

                                                                        December 31
----------------------------------------------------------------------------------------------------------------
                                            1996           1995            1994           1993           1992
----------------------------------------------------------------------------------------------------------------
Non-accrual loans                          $6,809         $2,673          $3,412         $2,984         $3,449
Past-due loans                              1,963          1,465           2,081          1,513          2,593
Restructured loans                            171             25              33              1              4
--------------------------------------------------------------------------------------------------------------------
       Total                               $8,943         $4,163          $5,526         $4,498         $6,046
--------------------------------------------------------------------------------------------------------------------
Percent of loans at year-end                 1.58%           .78%           1.09%           .95%          1.44%
Other real estate owned                        $0            $27            $116           $557           $467

Loans 30 to 89 days past due, excluding non-accrual and restructured loans included in the table above, amounted to $10,039, or 1.78% of outstanding loans, as of December 31, 1996, as compared to $9,464, or 1.77% of loans on December 31, 1995. Loans then current where some concern existed as to ability of the borrower to comply with loan repayment terms approximated $20,263 at December 31, 1996 and $15,852 on December 31, 1995. Such loans have been and are being closely monitored by Management.

Further discussion on loan quality and credit risk are presented in Note 1f, 6 and 18 of Item 8; Financial Statements and Supplementary Data and are incorporated herein by reference.


FUNDING SOURCES

Deposits: The average amounts of deposits are summarized below.

                                                                     1996              1995             1994
--------------------------------------------------------------------------------------------------------------------
Demand deposits--non-interest bearing                              $ 75,229          $ 73,186         $ 71,305
Demand deposits--interest bearing                                    68,371            63,713           48,521
Savings deposits                                                    160,774           178,543          177,402
Time deposits                                                       359,170           322,011          282,784
--------------------------------------------------------------------------------------------------------------------
                                                                   $663,544          $637,453         $580,012
--------------------------------------------------------------------------------------------------------------------

In 1996, average deposits increased by 4%, led by an 11.5% increase in average time deposits. Both interest bearing and non-interest bearing deposits also showed increases in average balances. Savings deposits exhibited a decline in average balances as customers chose to seek higher yielding alternatives. The average deposits balance increase of 10% in 1995 resulted from a combination of the continued strong sales effort of the Bank's staff and a full-year impact of the effect of 1994 acquisitions. In 1995, deposit growth was also concentrated primarily in time deposit balances.

On December 31, 1996 time deposits over $100 totaled $62,235, an increase from the previous year-end total of $52,316. The Bank continues to maintain strong relationships with the various public entities centered in the primary markets of the Bank. Time deposits over $100 averaged approximately $59 million in 1996 as compared to $44 million during 1995. The 1996 year-end balance represents 9% of total deposits. The maturity schedule for time deposits over $100 as of December 31, 1996 is given in the following table:

                                                                     Amount
----------------------------------------------------------------------------------------------------------------
Maturing in:

3 months or less                                                    $36,748
3 to 6 months                                                        16,697
6 to 12 months                                                        3,756
Over 12 months                                                        5,034
----------------------------------------------------------------------------------------------------------------
                                                                    $62,235
----------------------------------------------------------------------------------------------------------------

Other Sources of Funds:
The retail repurchase agreement program the Corporation offers provides a sweep feature on a customer's primary business account along with competitive market rates of interest for their excess funds. The average balance of these accounts was $86,006 and $86,955 during 1996 and 1995, respectively. The success of this product reflects the strong emphasis the Bank places on offering competitive products coupled with personalized service to the small- to mid-size businesses operating in the Bank's various markets.

The Corporation also has outstanding an unsecured note payable to a correspondent bank totaling $5 million as of December 31, 1996. The note has a maturity of September 15, 1997 and bears interest at a floating rate based on either the federal funds rate plus two percent or the prime rate. In addition, the Corporation has available a $5 million unsecured line of credit with another correspondent bank.

The Corporation also has access to federal tax deposits on a daily basis. After being deposited by customers, the tax deposits are held at the Corporation up to a self-imposed limit of $6 million until they are drawn on by the federal government. The balance of these funds was $3,989 and $3,164 as of December 31, 1996 and 1995, respectively. The Corporation occasionally uses federal funds purchased from other financial institutions as a source of short-term funding. The Corporation had no federal funds purchased as of December 31, 1996 and had $5 million of federal funds as of December 31, 1995.

The Bank is also a member of the Federal Home Loan Bank ("FHLB") system and utilizes the various advance programs offered by the FHLB. The funds are drawn from the FHLB for a term of up to 15 years and are utilized to provide long-term funding to offset the interest rate risk inherent with holding long-term, fixed-rate mortgages, and from time to time as a short-term funding source. The balance of these advances was $26,557 and $7,396 as of December 31, 1996 and 1995, respectively.

CAPITAL

The shareholders' equity increased to $69,237 at December 31, 1996, from $66,033 a year earlier. The increase was primarily attributed to the earnings retained this year after common and preferred stock dividend payments. The impact of SFAS No. 115 resulted in a net unrealized loss position (net of tax) of $24 at December 31, 1996 versus a net unrealized gain position (net of tax) of $2,248 at December 31, 1995. The Corporation also increased common stock by $547 through the issuance of common stock for the dividend reinvestment plan and through the exercise of stock options. Effective June 25, 1996, the Corporation called for the redemption of all the outstanding shares of the Series A $1.50 preferred stock. The preferred stock was convertible into 1.1177 shares of Second Bancorp, Inc. common stock per preferred share. Virtually all preferred stockholders exercised their conversion rights prior to the redemption date. The net effect was a transfer of approximately $12.7 million in capital from preferred stock to common stock. In 1995, certain preferred stock holders exercised their conversion rights, resulting in an amount transferred from preferred stock to common stock within shareholders' equity of $504.

The Corporation has consistently had qualifying capital under the risk-based capital requirements in excess of those required to meet the "well-capitalized" standards. For further details on capital ratios, see Note 12.

On March 7, 1996 the Board of Directors authorized the Corporation to repurchase up to 70,000 shares of its common stock. As of December 31, 1996, the Corporation had repurchased 10,000 shares. The repurchase of any more than 70,000 shares of stock must first be approved by creditors.

The Corporation's common stock trades under the symbol SECD on the NASDAQ National Market System. As of December 31, 1996, there were 1,872 common stockholders of record. The total market capitalization of the Corporation was approximately $105 million. The table below lists the high and low trading prices for the common stock by quarter for the last three years. The price ranges and per share dividend figures set forth below have been adjusted to reflect the three-for-two stock split distributed May 1, 1995.

Quarter                                    First          Second          Third         Fourth             Year
--------------------------------------------------------------------------------------------------------------------
1996
High                                       $29.88         $28.25          $34.00         $33.00          $34.00
Low                                         27.50          25.00           27.25          29.75           25.00
Dividends paid                                .19            .22             .22            .22             .85
Dividends declared                            .22            .22             .22            .22             .88

1995
High                                       $21.83         $23.50          $30.00         $29.88          $30.00
Low                                         20.17          20.50           23.25          27.50           20.17
Dividends paid                                .16            .19             .19            .19             .73
Dividends declared                            .19            .19             .19            .19             .76

1994
High                                       $21.33         $21.67          $21.67         $22.00          $22.00
Low                                         20.33          20.33           20.33          20.33           20.33
Dividends paid                                .15            .16             .16            .16             .63
Dividends declared                            .16            .16             .16            .16             .64

The Corporation's price for its common stock increased to a trading range of $29.75 to $33.00 per share in the fourth quarter of 1996. The common stock closed at $31.38 per share on December 31, 1996, representing a 9%, increase from the prior year-end. Book value per common share at December 31, 1996 was $20.67, compared to $20.80 at December 31, 1995. The 1996 book value included $.01 of unrealized market depreciation in the securities available-for-sale portfolio, compared with $.88 of market appreciation at year-end 1995.

The Corporation has historically paid cash dividends on a quarterly basis and has periodically paid stock dividends at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors. The payment will depend on, among other things, earnings, financial condition and cash requirements of the Corporation at the time that such payment is considered and on the ability of the Corporation to receive dividends from the Bank, the amount of which is subject to regulatory limitations. For 1996, 1995 and 1994, the dividend-payout ratio for the Corporation was 34.8%, 29.7% and 28.8%, respectively.

INTEREST RATE SENSITIVITY

Management, through active management of the balance sheet, attempts to limit the impact that changes in interest rates might have on net interest income. Interest-rate risk is monitored through both simulation analysis and asset and liability repricing schedules.

The following table sets forth the cumulative contractual maturity distributions as of December 31, 1996 of the Corporation's interest earning assets and interest bearing liabilities, its interest-rate sensitivity gap, cumulative interest-rate sensitivity gap for such assets and liabilities, and cumulative interest-rate sensitivity gap as a percentage of total interest earning assets. This table indicates the time periods in which certain interest earning assets and interest bearing liabilities will mature or reprice in accordance with their contractual terms. However, this table does not necessarily indicate the impact of general interest rate movements on the Corporation's net interest movements due to several factors. Among these factors are that the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures, and that the schedule does not account for anticipated repricing of loans and securities prior to their contractual maturity. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Subject to these qualifications, the table reflects a cumulative negative gap for assets and liabilities maturing or repricing in 1996.

                                                         Under          1 to 5          Over
----------------------------------------------------------------------------------------------------------------
                                                         1 Year         Years          5 Years         Total
----------------------------------------------------------------------------------------------------------------
Interest earning assets:
    Federal funds sold                                  $ 10,000        $      0      $       0      $  10,000
    Securities                                            28,040          49,037         58,693        135,770
    Mortgage-backed securities (1)                        11,585          16,128         67,841         95,554
    Commercial loans (1)                                 190,907          18,756         87,684        297,347
    Other loans (1)                                       25,509         173,114         69,767        268,390
----------------------------------------------------------------------------------------------------------------
Total interest earning assets                           $266,041        $257,035       $283,985       $807,061
----------------------------------------------------------------------------------------------------------------

Interest bearing liabilities:
    Demand--interest bearing accounts                    $69,326        $      0      $       0      $  69,326
    Savings accounts                                     156,180               0              0        156,180
    Time deposits                                        231,637         128,142          3,784        363,563
    Other liabilities                                     99,760          13,993          8,580        122,333
----------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                      $556,903       $ 142,135      $  12,364       $711,402
----------------------------------------------------------------------------------------------------------------
Contractual gap (2)                                    $(290,862)      $ 114,900      $ 271,621      $  95,659
----------------------------------------------------------------------------------------------------------------
Cumulative gap                                         $(290,862)      $(175,962)     $  95,659
Cumulative gap as a percentage of
    total interest earning assets                          (36.0)%         (21.8)%         11.9%

(1) Expected maturities will likely differ from contractual maturities because some borrowers and issuers have the right to call or repay obligations with or without call or prepayment penalties.
(2) Contractual gap is defined as rate-sensitive assets less rate-sensitive liabilities classified as to their final maturity date.

================================================================================
LIQUIDITY
--------------------------------------------------------------------------------

Management of the Corporation's liquidity position is necessary to ensure that funds are available for asset growth, deposit withdrawals, and other liability maturities. The Corporation provides these funds for short-term liquidity needs through maturing securities, payments made on loans, and through the acquisition of new deposits. Long-term funding needs can be additionally met, if required, through the issuance of common stock and preferred stock. Excluding the origination and sale of loans held-for-sale, the net cash provided by operating activities was approximately $13,000, $5,000, and $10,000 for 1996, 1995, and 1994, respectively. The Corporation also has the ability to borrow money on a daily basis in excess of $37,000 through correspondent banks to satisfy short-term liquidity needs. The Corporation has available a $5,000 line of credit with a correspondent bank. The Corporation also has the ability to borrow funds, up to certain limits, via advances of various terms from the Federal Home Loan Bank. The Corporation's liquidity is considered by Management to be adequate to meet all current and projected needs.

Additional discussion regarding the Company's liquidity and capital resources are set forth in Notes 9, 10, 11, and 12 of Item 8; Financial Statements and Supplementary Data and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

================================================================================================================
CONSOLIDATED BALANCE SHEETS
================================================================================================================

SECOND BANCORP, INC. AND SUBSIDIARY
================================================================================================================
ASSETS                                                                                        DECEMBER 31
(DOLLARS IN THOUSANDS)                                                                   1996            1995
----------------------------------------------------------------------------------------------------------------
Cash and demand balances due from banks                                              $   27,934     $   29,461
Federal funds sold                                                                       10,000          3,000
Securities (at market value)                                                            231,324        236,534
Loans                                                                                   565,737        534,190
Less reserve for loan losses                                                              7,300          6,748
----------------------------------------------------------------------------------------------------------------
    Net loans                                                                           558,437        527,442

Premises and equipment                                                                    8,918          7,276
Accrued interest receivable                                                               5,086          5,028
Goodwill and intangible assets                                                            3,701          4,565
Other assets                                                                             21,879         20,606
----------------------------------------------------------------------------------------------------------------
       Total assets                                                                    $867,279       $833,912
----------------------------------------------------------------------------------------------------------------

================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Deposits:
    Demand--non-interest bearing                                                     $   80,328     $   78,906
    Demand--interest bearing                                                             69,326         72,785
    Savings                                                                             156,180        172,183
    Time deposits                                                                       363,563        333,977
----------------------------------------------------------------------------------------------------------------
       Total deposits                                                                   669,397        657,851
Federal funds purchased and securities sold under agreements to repurchase               86,787         86,942
----------------------------------------------------------------------------------------------------------------
Note payable                                                                              5,000          5,000
Other borrowed funds                                                                      3,989          3,164
Federal Home Loan Bank advances                                                          26,557          7,396
Accrued expenses and other liabilities                                                    6,312          7,526
----------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                798,042        767,879

Shareholders' equity:
    Preferred stock, no par value;
       Series A: 1,500,000 shares authorized; 718,750 issued and 300
           and 691,366 shares outstanding in 1996 and 1995, respectively                      6         12,731
       Series B: 1,500,000 shares authorized                                                  0              0
    Common stock, no par value;
       10,000,000 shares authorized; 3,358,587 and 2,562,041 shares issued
           in 1996 and 1995, respectively                                                27,398         14,155
    Treasury stock, 10,000 and 0 shares, respectively                                      (319)             0
    Net unrealized holding (losses) gains on available-for-sale securities, net of tax      (24)         2,248
Retained earnings                                                                        42,176         36,899
----------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                        69,237         66,033
----------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                      $867,279       $833,912
================================================================================================================



====================================================================================================================
CONSOLIDATED STATEMENT OF INCOME
====================================================================================================================

SECOND BANCORP, INC. AND SUBSIDIARY
====================================================================================================================

INTEREST INCOME                                                           FOR THE CALENDAR YEAR
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                             1996           1995            1994
----------------------------------------------------------------------------------------------------------------
Loans (including fees):
    Taxable                                                              $50,621        $48,303        $40,868
    Exempt from federal income taxes                                         740            810            726
Securities:
    Taxable                                                               11,789         11,167          8,546
    Exempt from federal income taxes                                       2,205          1,635          1,598
Federal funds sold                                                           291            629            308
Time deposits with banks and other interest income                             0              0             69
----------------------------------------------------------------------------------------------------------------
       Total interest income                                              65,646         62,544         52,115

====================================================================================================================
INTEREST EXPENSE
--------------------------------------------------------------------------------------------------------------------
Deposits                                                                  26,343         25,415         18,834
Federal funds purchased and securities
    sold under agreements to repurchase                                    3,917          4,307          2,600
Note payable                                                                 371            434            121
Other borrowed funds                                                         144            181            130
Federal Home Loan Bank advances                                            1,010            466            379
----------------------------------------------------------------------------------------------------------------
       Total interest expense                                             31,785         30,803         22,064
----------------------------------------------------------------------------------------------------------------
       NET INTEREST INCOME                                                33,861         31,741         30,051
Provision for loan losses                                                  4,956          3,000          2,370
    Net interest income after provision for loan losses                   28,905         28,741         27,681

====================================================================================================================
NON-INTEREST INCOME
--------------------------------------------------------------------------------------------------------------------
Trust fees                                                                 2,335          2,227          2,025
Service charges on deposit accounts                                        2,684          2,406          1,899
Security gains                                                               462            634             17
  Other                                                                    2,998          2,278          1,038
----------------------------------------------------------------------------------------------------------------
       Total non-interest income                                           8,479          7,545          4,979

====================================================================================================================
NON-INTEREST EXPENSE
--------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                            12,618         11,702         10,285
Net occupancy                                                              3,017          2,955          2,569
Equipment                                                                  1,546          1,340          1,141
Professional services                                                      1,400          1,534          1,378
Data processing services                                                   1,155          1,034          1,132
Assessment on deposits and other taxes                                       891          1,932          1,994
Amortization of goodwill and other intangibles                               864          1,000            847
Other                                                                      4,785          4,529          4,281
----------------------------------------------------------------------------------------------------------------
       Total non-interest expense                                         26,276         26,026         23,627
Income before federal income taxes                                        11,108         10,260          9,033
Income tax expense (benefit):
    Current                                                                2,767          3,516          3,312
    Deferred                                                                (211)          (821)          (922)
====================================================================================================================
       Total federal income tax expense                                    2,556          2,695          2,390
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $ 8,552        $ 7,565        $ 6,643
====================================================================================================================
    Preferred stock dividends                                               (456)        (1,066)        (1,078)
====================================================================================================================
    Net income applicable to common stock                                $ 8,096        $ 6,499        $ 5,565
----------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE
    Primary                                                                $2.64          $2.55          $2.22
    Fully diluted                                                          $2.53          $2.26          $2.01
Weighted average common shares outstanding                             3,066,847      2,547,787      2,508,906
----------------------------------------------------------------------------------------------------------------


====================================================================================================================
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
====================================================================================================================

SECOND BANCORP, INC. AND SUBSIDIARY
====================================================================================================================

                                                                                Unrealized
                                               Preferred    Common    Treasury    Holding   Retained
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    Stock       Stock      Stock   (Loss) Gain Earnings     Total
----------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                        $13,235   $ 12,763     $    0    $     0    $28,364    $54,362

Net income                                                                                    6,643      6,643
Cash dividends declared:
    Common stock ($0.64 per share)                                                           (1,601)    (1,601)
    Preferred stock ($1.50 per share)                                                        (1,078)    (1,078)
Exercise of stock options                                       35                                          35
Common stock issued--
    dividend reinvestment plan                                 342                                         342
Change in unrealized market value adjustment
    on securities available-for-sale, net of tax                                  (2,820)               (2,820)
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                       13,235     13,140          0     (2,820)    32,328     55,883

Net income                                                                                    7,565      7,565
Cash dividends declared:
    Common stock ($0.76 per share)                                                           (1,928)    (1,928)
    Preferred stock ($1.50 per share)                                                        (1,066)    (1,066)
Exercise of stock options                                       33                                          33
Common stock issued--
    dividend reinvestment plan                                 478                                         478
Conversion of preferred stock to
    common stock                                   (504)       504                                           0
Change in unrealized market value adjustment
    on securities available-for-sale, net of tax                                   5,068                 5,068
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                       12,731     14,155          0      2,248     36,899     66,033

Net income                                                                                    8,552      8,552
Cash dividends declared:
    Common stock ($0.88 per share)                                                           (2,816)    (2,816)
    Preferred stock ($0.75 per share)                                                          (456)      (456)
Exercise of stock options                                      276                                         276
Common stock issued--
    dividend reinvestment plan                                 271                                         271
Conversion of preferred stock to
    common stock                                (12,700)    12,696                                          (4)
Redemption of preferred stock                       (25)                                         (3)       (28)
Purchase of treasury stock                                               (319)                            (319)
Change in unrealized market value adjustment
    on securities available-for-sale, net of tax                                  (2,272)               (2,272)
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                      $     6    $27,398     $ (319)   $   (24)   $42,176    $69,237
--------------------------------------------------------------------------------------------------------------------


====================================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================

SECOND BANCORP, INC. AND SUBSIDIARY
====================================================================================================================

OPERATING ACTIVITIES FOR THE CALENDAR YEAR
(DOLLARS IN THOUSANDS)                                                     1996           1995           1994
Net income                                                              $  8,552      $   7,565      $   6,643
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                              4,956          3,000          2,370
    Provision for depreciation                                             1,248          1,054            908
    Provision for amortization of intangibles                                864          1,000            929
    Amortization of investment discount and premium                          242            590          1,231
    Deferred income taxes                                                   (211)          (821)          (922)
    Securities gains                                                        (462)          (634)           (17)
    Other gains, net                                                        (684)          (408)           (22)
    (Increase) decrease in interest receivable                               (58)          (200)           256
    (Decrease) increase in interest payable                                 (284)           789            838
    Originations of loans held-for-sale                                  (38,005)       (17,977)        (8,586)
    Proceeds from sales of loans held-for-sale                            38,679         18,367         43,924
    Decrease (increase) in other assets                                      109         (8,886)        (2,098)
    (Decrease) increase in other liabilities                                (930)         2,368            119
--------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                             14,016          5,807         45,573
====================================================================================================================
INVESTING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------
    Proceeds from maturities of securities--held-to-maturity                   0         19,974         10,114
    Proceeds from maturities of securities--available-for-sale            67,997         46,392         15,718
    Proceeds from sales of securities--available-for-sale                 60,299         66,232         42,045
    Purchases of securities--held-to-maturity                                  0           (250)       (95,787)
    Purchases of securities--available-for-sale                         (126,309)      (133,956)       (41,132)
    Net decrease in time deposits with banks
       and other interest bearing assets                                       0              0          1,049
    Deposits acquired--branch acquisitions                                     0              0         65,269
    Premium paid for acquired deposits                                         0              0         (3,112)
    Net increase in revolving credit receivables                          (4,455)        (1,257)          (332)
    Net increase in loans                                                (31,496)       (29,413)       (71,257)
    Net increase in premises and equipment                                (2,880)        (2,547)        (2,288)
--------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                (36,844)       (34,825)       (79,713)
====================================================================================================================
FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------
    Net (decrease) increase in demand, interest bearing demand
       and savings deposits                                              (18,040)        (6,338)        16,982
    Net increase (decrease) in time deposits                              29,586         48,426        (21,368)
    Net (decrease) increase in federal funds purchased and securities
       sold under agreements to repurchase                                  (155)        (7,816)        39,804
    Increase in note payable                                                   0              0          5,000
    Net increase (decrease) in borrowings                                    825           (504)        (2,331)
    Net advances (repayments) from Federal Home Loan Bank                 19,161           (352)         6,780
    Cash dividends                                                        (3,272)        (2,994)        (2,679)
    Redemption/conversion of preferred stock                                 (32)             0              0
    Purchase of treasury stock                                              (319)             0              0
    Issuance of common stock                                                 547            511            377
--------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                          28,301         30,933         42,565
--------------------------------------------------------------------------------------------------------------------
       Increase in cash and cash equivalents                               5,473          1,915          8,425
    Cash and cash equivalents at beginning of year                        32,461         30,546         22,121
--------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year                          $37,934        $32,461        $30,546
--------------------------------------------------------------------------------------------------------------------

Supplementary Cash Flow Information: Cash paid for 1) Federal income taxes - $3,285, $3,713 and $3,929 for the twelve months ended December 31, 1996, 1995 and 1994, respectively; and 2) Interest - $32,068, $30,014 and $21,226 for the twelve months ended December 31, 1996, 1995 and 1994, respectively.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

SECOND BANCORP, INC. AND SUBSIDIARY
================================================================================

1. STATEMENT OF ACCOUNTING POLICIES

Nature of Operations: Second Bancorp, Inc. (the "Corporation") is a one bank holding company with its sole subsidiary being The Second National Bank of Warren (the "Bank"), headquartered in Warren, Ohio, with 26 branches and one loan production office operating in northeast Ohio. In addition to general commercial banking, the Bank engages in trust and mortgage banking activities and other financially related businesses.

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

c. Securities: Debt and equity securities are classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustments to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, are excluded from earnings and reported net of tax as a separate component of shareholders' equity. Adjustments to fair value of securities classified as trading are included in earnings. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Effective November 30, 1995, the Corporation reclassified all securities as available-for-sale as permitted by a special report, "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board. The effect of the reclassification was to transfer $120,273 in securities from held-to-maturity to available-for-sale. There were unrealized gains of $1,968 on the securities at the time of the transfer. Upon initial adoption of Statement 115 in 1994, the Corporation transferred $14,710 in amortized cost of securities from held-to-maturity to available-for-sale. The related unrealized gain transferred with the securities was immaterial. Classification as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation's interest-rate risk. The Corporation does not maintain a trading account.
--------------------------------------------------------------------------------

   The amortized cost of the debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

d. Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Premiums on acquired loans have been deducted from the related interest income and are amortized over the remaining useful life of the loans acquired. Discounts and premiums on acquired deposits have been deducted or added respectively from the related interest expense and are being accreted or amortized over the remaining useful life of the deposits. The accrual of interest income generally is discontinued when a loan becomes, in Management's opinion, doubtful of being collectible. When interest accruals are discontinued, interest credited to income for the current year is reversed and interest accrued in prior years is charged to the reserve for loan losses.

   The Corporation accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees and amortizing them as an adjustment of the related loan's yield. The Corporation is amortizing these amounts over the contractual life of the related loans.

   In 1995, the Corporation adopted Statement of Financial Accounting Standard
   (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," which requires companies to recognize as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Capitalized mortgage servicing rights are amortized on an accelerated basis over the estimated life of the loans sold. Management evaluates the recoverability of the mortgage servicing rights in relation to the impact of actual and anticipated loan portfolio prepayments, foreclosures and delinquency experience. There was no valuation allowance associated with the mortgage servicing rights portfolio as of December 31, 1996 and 1995. The impact of adopting this standard was not material.

e. Loans Available-for-Sale: From time to time, the Corporation will sell loans it originated, mostly mortgages. The loans are reclassified as available-for-sale and are recorded at the aggregate cost or market by loan. As of December 31, 1996, the Corporation had no loans available-for-sale.

f. Reserve for Loan Losses: The reserve for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the reserve is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall quality and a review of specific problem loans. Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." These standards address the accounting for certain loans when it is probable that amounts due pursuant to the contractual terms of the loan will not be collected. This evaluation is inherently subjective and requires a material estimate, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change. The adoption of these standards was not material.

g. Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed generally by the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives.

h. Federal Income Taxes: Deferred federal income taxes are provided for differences between tax and financial statement bases of assets and liabilities at year-end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

i. Intangible Assets: Intangible assets resulting from the excess of the purchase price over net identifiable tangible and intangible assets acquired through acquisitions are specifically identified when determinable. Goodwill is amortized based on the estimated useful life of the long-term assets acquired and on an accelerated basis. The core deposit intangible is amortized both on an accelerated basis and on a straight-line basis over the estimated useful life. Original estimated useful lives for the core deposit intangible and goodwill range from 10 to 14 years and 8 to 22 years, respectively. Accumulated amortization as of December 31, 1996 and 1995 were $6,082 and $5,218, respectively.

j. Interest Rate Management: From time to time, the Bank may enter into interest rate swap agreements to modify characteristics of its financial assets and liabilities. These agreements involve the receipt of floating or fixed rate interest in exchange for floating or fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or expense related to the assets and liabilities. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. On December 31, 1996, the Bank was not a party to any interest rate swap agreements.

k. Cash Equivalents: Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for periods of less than thirty days.

l. Per Share Data: Primary earnings per common share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding, including common stock equivalents, during each year (3,066,847 in 1996; 2,547,787 in 1995; and 2,508,906 in 1994). Fully
   diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalents, plus the additional common shares resulting from the assumed conversion of Series A-1 preferred stock into common shares (3,382,564 in 1996; 3,352,087 in 1995; and 3,313,232 in 1994). On May 1, 1995, the
   Corporation declared a three-for-two stock split. The share and per share data have been restated to reflect this stock split.

m. Reclassifications: Certain reclassifications have been made to amounts previously reported in order to conform with current year presentation.

================================================================================
2. RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------
a. Accounting for Stock-Based Compensation: In October 1995, the Financial Accounting Standard Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair-value-based method of accounting for stock-based employee compensation plans. Under the fair-value-based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. The Corporation has elected, as the standard allows, to continue to measure compensation costs for its plans as prescribed in Accounting Principles Board
   (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," because the alternative fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosure of net income and earnings per share is made in the accompanying footnotes as if the fair value method of accounting, as defined by SFAS No. 123, had been adopted.

b. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of SFAS No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral which have been delayed until after December 31, 1997 by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125. The adoption of these statements is not expected to have a material impact on financial position or results of operations.

================================================================================
3. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
--------------------------------------------------------------------------------
The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1996 was approximately $3,155, which includes a $1,750 compensating balance for services provided by the Federal Reserve Bank during 1996.

4. SECURITIES

The following is a summary of securities:

                                                                         Gross           Gross        Estimated
                                                       Amortized       Unrealized     Unrealized       Market
December 31, 1996                                         Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of other
    U.S. Government agencies and corporations         $   76,764         $   134      $    (371)     $  76,527
Obligations of states and political subdivisions          50,727           1,149           (126)        51,750
Corporate securities                                       1,003               0             (1)         1,002
Mortgage-backed securities                                96,648             371         (1,465)        95,554
--------------------------------------------------------------------------------------------------------------------
       Total debt securities                             225,142           1,654         (1,963)       224,833
Equity securities                                          6,219             272              0          6,491
--------------------------------------------------------------------------------------------------------------------
       Total securities                                 $231,361          $1,926        $(1,963)      $231,324
--------------------------------------------------------------------------------------------------------------------

                                                                         Gross           Gross        Estimated
                                                       Amortized       Unrealized     Unrealized       Market
December 31, 1995                                         Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of other
--------------------------------------------------------------------------------------------------------------------
    U.S. Government agencies and corporations         $  103,946         $ 1,892      $    (115)     $ 105,723
Obligations of states and political subdivisions          33,568           1,167            (55)        34,680
Corporate securities                                       7,069               0            (39)         7,030
Mortgage-backed securities                                84,981             872           (307)        85,546
--------------------------------------------------------------------------------------------------------------------
       Total debt securities                             229,564           3,931           (516)       232,979
Equity securities                                          3,563               0             (8)         3,555
--------------------------------------------------------------------------------------------------------------------
       Total securities                                 $233,127          $3,931       $   (524)      $236,534
--------------------------------------------------------------------------------------------------------------------


The amortized cost and estimated market value of securities on December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                                                     Estimated
                                                                                      Amortized        Market
                                                                                         Cost           Value

Under 1 year                                                                         $   28,064     $   28,040
1 to 5 years                                                                             48,883         49,037
5 to 10 years                                                                            45,225         45,807
Over 10 years                                                                             6,322          6,395
--------------------------------------------------------------------------------------------------------------------
                                                                                        128,494        129,279

Mortgage-backed securities                                                               96,648         95,554
Equity securities                                                                         6,219          6,491
--------------------------------------------------------------------------------------------------------------------
                                                                                       $231,361       $231,324
--------------------------------------------------------------------------------------------------------------------

Information relating to sales of available-for-sale securities for the three years ended December 31, 1996 is as follows:

                                                                            1996           1995           1994
--------------------------------------------------------------------------------------------------------------------
Proceeds from sales of securities                                        $60,299        $66,232        $42,045

Gross realized gains                                                     $   590        $ 1,022        $   490
Gross realized losses                                                       (128)          (388)          (473)
Income tax associated with net gains                                         157            216              6
After tax gain                                                           $   305        $   418        $    11
--------------------------------------------------------------------------------------------------------------------
Impact on earnings per share                                             $  0.10        $  0.16        $  0.01

On December 31, 1996 and 1995, securities with a carrying value of $185,753 and $177,907, respectively, were pledged to secure repurchase agreements, deposits of public funds and for other purposes.

5. LOANS

Loans consist of the following:

                                                                                              December 31
----------------------------------------------------------------------------------------------------------------
                                                                                        1996            1995
----------------------------------------------------------------------------------------------------------------
Commercial                                                                            $ 297,347      $ 269,248
Consumer                                                                                205,409        195,752
Real estate                                                                              62,981         69,190
----------------------------------------------------------------------------------------------------------------
                                                                                       $565,737       $534,190
----------------------------------------------------------------------------------------------------------------

At December 31, 1996 and 1995, the Corporation serviced loans for others totaling $44,570 and $44,326, respectively. Amounts capitalized as originated mortgage servicing rights were $72 and $155 in 1996 and 1995, respectively. Capitalized mortgage servicing rights amortized were $29 and $13 in 1996 and 1995, respectively.

The Bank has granted loans to the officers and directors of both the Corporation and the Bank and their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amounts of these loans were $5,587 and $7,553 at December 31, 1996 and 1995, respectively. New loans and advances totaled $6,118, and payments were $8,084 in 1996.

--------------------------------------------------------------------------------------------------------------------
6. ASSET QUALITY
--------------------------------------------------------------------------------------------------------------------
Reserve for loan losses:
Changes in the reserve for loan losses for each of the last three years ended
December 31 were as follows:

                                                                          1996            1995           1994
Balance at beginning of year                                             $ 6,748        $ 6,126        $ 5,392
Charge-offs                                                               (5,180)        (3,000)        (2,254)
Recoveries                                                                   776            622            618
--------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                                       (4,404)        (2,378)        (1,636)
Provision for loan losses                                                  4,956          3,000          2,370
--------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                $7,300         $6,748         $6,126
--------------------------------------------------------------------------------------------------------------------
Reserve for loan losses as a percent of gross loans                        1.29%           1.26%          1.21%

Non-accrual, past-due, and restructured loans (non-performing loans):
Non-accrual loans are loans that are no longer earning interest at the discretion of Management. This occurs when Management determines that the borrower can no longer service the debt, but the loan is adequately secured with collateral or the borrower is able to repay the principal portion of the loan in the future. Past-due loans are loans with principal payments more than 90 days past due. Both interest and principal are expected to be repaid. Restructured loans include loans whose original terms were redesigned to allow the customer to remain current and repay the loan. Also presented is other real estate owned which represents real estate acquired through the default of loans. The Bank's practice is to carry other real estate owned at the lower of cost or fair market value, less estimated costs to sell.

For the year ended December 31, 1996, interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans in the schedule below amounted to $665. No interest income was realized on these loans for 1996. Loans considered to be impaired under SFAS No. 114 totaled $5,233 and $2,073 as of December 31, 1996 and 1995, respectively, all of which were included in non-performing assets as of those dates.

                                                                                              December 31
--------------------------------------------------------------------------------------------------------------------
                                                                                          1996            1995
--------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                                       $ 6,809        $ 2,673
Past-due loans                                                                            1,963          1,465
Restructured loans                                                                          171             25
--------------------------------------------------------------------------------------------------------------------
Total                                                                                   $ 8,943        $ 4,163
--------------------------------------------------------------------------------------------------------------------
    Percent of total loans at year end                                                     1.58%          0.78%
    Other real estate owned (net of reserve)                                            $     0        $    27

7. FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. The market value of securities, as presented in Note 3, is based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are Management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. In accordance with SFAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, furthermore, may not be realizable in an immediate settlement of the instruments. SFAS No. 107 also excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Corporation. The following table presents the estimates of fair value of financial instruments:

                                                          December 31, 1996               December 31, 1995
----------------------------------------------------------------------------------------------------------------
                                                        Carrying         Fair          Carrying         Fair
                                                         Value          Value           Value           Value
----------------------------------------------------------------------------------------------------------------
Assets:
    Cash and cash equivalents                          $  37,934       $  37,934      $  32,461      $  32,461
    Securities                                           231,324         231,324        236,534        236,534
    Loans                                                565,697         556,714        534,121        516,917
    Allowance for loan losses                             (7,300)                        (6,748)

Liabilities:
    Demand deposits--non-interest bearing                 80,328          80,328         78,906         78,906
    Demand deposits--interest bearing                     69,326          69,326         72,785         72,785
    Savings deposits                                     156,180         156,180        172,183        172,183
    Time deposits                                        363,563         365,187        333,977        336,132
    Federal funds purchased and securities sold
       under agreements to repurchase                     86,787          86,787         86,942         86,942
    Note payable                                           5,000           5,000          5,000          5,000
    Other borrowed funds                                   3,989           3,989          3,164          3,164
    FHLB advances                                         26,557          25,679          7,396          7,249

Off-balance sheet instruments                                  0               0              0              0

Fair value estimates, methods and assumptions are set forth below for the Corporation's financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair value.

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

Liabilities: The fair values disclosed for demand deposits and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for time deposits and FHLB advances are estimated using a discounted cash flow calculation that applies interest rates used to price risk-free instruments of like term, adjusting for credit risks and operating expenses. Variable-rate time deposits that reprice frequently are assumed to have a short-duration period, yielding a fair value that approximates the carrying value.

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



8. PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment accounts as of December 31:

                                                                                          1996           1995
----------------------------------------------------------------------------------------------------------------
Land and buildings                                                                      $ 1,207        $ 1,237
Leasehold improvements                                                                    4,575          4,025
Furniture and equipment                                                                  11,413          9,494
                                                                                         17,195         14,756

Less:
Accumulated depreciation and amortization                                                 8,277          7,480
----------------------------------------------------------------------------------------------------------------
                                                                                         $8,918         $7,276
----------------------------------------------------------------------------------------------------------------

================================================================================
9. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------------------------------
The Bank had outstanding $5 million and $16 million in federal funds purchased at the end of 1995 and 1994 at rates of 6.0% and 6.75%, respectively. There were no federal funds purchased at December 31, 1996. The Bank has repurchase agreements with corporate customers. These borrowings are collateralized with securities owned by the Bank and held in the safekeeping account at the Federal Reserve Bank. The following table summarizes certain information relative to both these borrowings:

                                                                            1996           1995           1994
----------------------------------------------------------------------------------------------------------------
Outstanding at December 31                                             $  86,787      $  86,942        $94,756
Weighted-average interest rate at December 31                               4.31%          4.40%          5.22%
Maximum amount outstanding as of any month-end                          $101,182       $101,215        $94,756
Average amount outstanding                                             $  89,601      $  89,026        $68,311
Approximate weighted-average interest rate during the year                  4.37%          4.84%          3.81%


================================================================================
10. NOTE PAYABLE
--------------------------------------------------------------------------------
The Corporation has a $5 million unsecured note with a correspondent bank. The note is for a two-year term with a maturity of September 15, 1997 and bears interest at a floating rate based on either the federal funds rate plus 2% or the prime rate. In addition, the Corporation has available a $5 million unsecured line of credit with another correspondent bank. There were no borrowings outstanding under the line of credit at December 31, 1996 or 1995. Management intends to repay the outstanding note through one of several means, including replacing the line with a term note or utilizing the available unused line of credit.
================================================================================
11. OTHER BORROWED FUNDS AND FEDERAL HOME LOAN BANK ADVANCES
--------------------------------------------------------------------------------
The Bank has a Treasury Note Option Agreement with the Federal Government which allows the Bank to hold funds deposited by customers for treasury and tax payments to the Government up to a self-imposed limit of $6 million. Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock and a portion of the Bank's qualified mortgage loan portfolio (approximately $40,332 of loans at December 31, 1996), and are used to fund mortgage loan originations of the Bank and as a regular funding source. The detail of these borrowings on December 31, 1996 and 1995 is as follows:

                                                                         Current
                                                                        Interest                 Balance
----------------------------------------------------------------------------------------------------------------
Description                                                              Rates             1996           1995
----------------------------------------------------------------------------------------------------------------
Treasury note option account                                             5.09%          $ 3,989         $3,164
Fixed-rate FHLB advances, with monthly principal and
       interest payments
       Advances due February 1998 to August 2009                     5.15% to 6.85%     $26,557         $7,396

12. SHAREHOLDERS' EQUITY

The Corporation is authorized to issue 1,500,000 shares each of preferred stock, Series A and B. On June 25 and July 7, 1992, the Corporation issued a total of 718,750 shares of $1.50 Cumulative Convertible Preferred Stock, Series A-1 (the "preferred stock"), generating net proceeds of $13,235,000. Effective June 25, 1996, the Corporation called for the redemption of all the outstanding shares of the Series A $1.50 preferred stock. The preferred stock was convertible into
1.1177 shares of Second Bancorp, Inc. common stock per preferred share. Virtually all preferred stockholders exercised their conversion rights prior to the redemption date. The net effect was a transfer of approximately $12.7 million in capital from preferred stock to common stock. In 1995, certain preferred stockholders exercised their conversion rights, resulting in an amount transferred from preferred stock to common stock within shareholders' equity of $504.

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits from the preceding two years. As of December 31, 1996, the Bank had retained earnings of $38,618, of which $8,378 was available for distribution to the Corporation as dividends without prior regulatory approval.

On March 7, 1996 the Board of Directors authorized the Corporation to repurchase up to 70,000 shares of its common stock. As of December 31, 1996, the Corporation had repurchased 10,000 shares. The repurchase of any more than 70,000 shares of stock must first be approved by creditors.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Reserve Bank and the Office of the Comptroller of the Currency categorized the Corporation and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Corporation and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the Corporation's or the Bank's category.

The consolidated Corporation's and the subsidiary Bank's actual capital amounts and ratios are also presented in the table on the following page.



                                                                                                    To Be Well-
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                               Actual                  Adequacy Purposes         Action Provisions
--------------------------------------------------------------------------------------------------------------------
As of December 31, 1996:                       Amount     Ratio       Amount        Ratio       Amount        Ratio
    Total capital (to risk-weighted assets):
       Second Bancorp                          $72,951    11.8%     (3)$49,348     (3)8.0%               n/a
       Second National Bank                     72,567    11.8      (3) 49,205     (3)8.0    (3)$61,507      (3)10.0%
    Tier I capital (to risk-weighted assets):
       Second Bancorp                           65,651    10.6      (3) 24,674     (3)4.0                n/a
       Second National Bank                     56,547     9.2      (3) 24,603     (3)4.0    (3) 36,904       (3)6.0
    Tier I leverage:
       Second Bancorp                           65,651     7.8      (3) 33,882     (3)4.0                n/a
       Second National Bank                     56,547     6.7      (3) 33,809     (3)4.0    (3) 42,261       (3)5.0
As of December 31, 1995:
--------------------------------------------------------------------------------------------------------------------
    Total capital (to risk-weighted assets):
       Second Bancorp                           66,083    11.4      (3) 46,313     (3)8.0                n/a
       Second National Bank                     69,162    12.0      (3) 46,204     (3)8.0    (3) 57,755      (3)10.0
    Tier I capital (to risk-weighted assets):
       Second Bancorp                           59,335    10.3      (3) 23,157     (3)4.0                n/a
       Second National Bank                     55,414     9.6      (3) 23,102     (3)4.0    (3) 34,653      (3) 6.0
    Tier I leverage:
       Second Bancorp                           59,335     7.4      (3) 32,111     (3)4.0                n/a
       Second National Bank                     55,414     6.9      (3) 32,082     (3)4.0    (3) 40,103      (3) 5.0

====================================================================================================================
13. FEDERAL INCOME TAXES
--------------------------------------------------------------------------------------------------------------------
The Corporation's federal income tax provision in the accompanying statements of income differs from the statutory rate as follows:

                                                                          1996            1995           1994
--------------------------------------------------------------------------------------------------------------------
Statutory rate                                                                34%            34%            34%
Income before federal income taxes                                       $11,108        $10,260         $9,033
Tax at statutory rate                                                    $ 3,777        $ 3,488         $3,071
Tax effect of non-taxable interest                                        (1,001)          (831)          (790)
Other items, net                                                            (220)            38            109
--------------------------------------------------------------------------------------------------------------------
                                                                         $ 2,556        $ 2,695         $2,390
--------------------------------------------------------------------------------------------------------------------

Significant components of the Corporation's deferred tax liabilities and assets as of December 31 are as follows:

                                                                                          1996           1995
----------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    SFAS No. 115 adjustment                                                             $   n/a        $ 1,160
    Other                                                                                   337            175
----------------------------------------------------------------------------------------------------------------
       Total deferred tax liabilities                                                       337          1,335
Deferred tax assets:
    Provision for loan losses                                                             2,482          2,294
    SFAS No. 115 adjustment                                                                  12            n/a
    Non-accrual interest                                                                    468            375
    Goodwill and intangible amortization                                                    402            303
    Deferred loan fees                                                                      257            313
    Other                                                                                   272            199
----------------------------------------------------------------------------------------------------------------
       Total deferred tax assets                                                          3,893          3,484
----------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                  $3,556         $2,149
----------------------------------------------------------------------------------------------------------------

14. EMPLOYEE BENEFIT PLANS

The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. The benefits are based on a percentage of the employee's average annual earnings multiplied by completed years of continuous service. The Corporation's funding policy is to contribute annually an amount between the minimum required and the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The plan assets at December 31, 1996 are invested primarily in common stock, preferred stock, and corporate bonds.

The following table sets forth the plan's funded status and amounts recognized in the Corporation's statements of financial position on December 31:

                                                                                          1996           1995
--------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested
       benefits of $2,796 in 1996 and $2,072 in 1995                                     $3,210         $2,745

    Projected benefit obligation for service rendered to date                            $5,624         $5,232
Plan assets at fair value, primarily listed stocks and corporate bonds                    5,864          5,365
--------------------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                                      (240)          (133)
Unrecognized net gain (loss) from past experience different from that
    assumed and effects of changes in assumptions                                            67           (514)
Unrecognized net assets at January 1                                                        135            157
--------------------------------------------------------------------------------------------------------------------
Prepaid pension costs included in other assets                                          $    38         $  490
--------------------------------------------------------------------------------------------------------------------

Net pension cost included the following components:

                                                                           1996           1995            1994
--------------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period                             $ 532        $   398         $  416
Interest cost on projected benefit obligation                                408            351            298
Actual return on plan assets                                                (645)        (1,385)           277
Net amortization and deferral                                                157            969           (623)
--------------------------------------------------------------------------------------------------------------------
Net periodic pension expense                                               $ 452         $  333          $ 368
====================================================================================================================


Assumptions used in determining the actuarial present value of the projected benefit obligation are as follows:
================================================================================================================
                                                                           1996            1995           1994
--------------------------------------------------------------------------------------------------------------------
Rates used for calculation of expense:
    Interest rate for obligations                                           7.5  %         7.0  %         8.25%
    Long-term rate of investment return                                     9.75           9.25           9.0
    Salary increase rate                                                    5.0            5.5            5.5

The Bank also has a supplemental retirement deferred-benefit plan for certain employees which provides benefits in excess of the defined benefit plan discussed above. As of December 31, 1996 and 1995, the accumulated benefit obligation recorded in the financial statements was $430 and $316, respectively.

The Bank also sponsors a defined contribution benefit plan covering substantially all eligible employees of the Bank. The Bank voluntarily contributes 75% of the participants' contribution to a maximum of 4.5% of the participants' compensation. Participants, at their discretion, may invest in several investment funds or a stock fund consisting solely of the Corporation's common stock. The Bank's contribution is limited solely to the stock fund. Contributions in 1996, 1995, and 1994 were $286, $257, and $202, respectively. The Board of Directors of the Corporation has authorized the issuance of 49,500 shares of the Corporation's common stock for use in the Bank's defined contribution benefit plan. As of December 31, 1996, none of the shares authorized have been issued.

The Corporation has a benefit plan which offers postemployment benefits such as short-term disability to employees. The Corporation recognized an expense of $158 in 1994 with the adoption of the new rules and expenses of $25 and $22 in 1996 and 1995, respectively.

15. STOCK OPTIONS

The Corporation's incentive stock option plan authorizes the issuance of options to purchase common stock to key officers primarily at the market price at the date of grant. In May 1991, the plan was approved to provide 67,500 shares of common stock to be used by the plan for a period of five years, limiting grants to a maximum of 2,250 shares per officer per year. In May 1994, the plan was amended to provide an additional 150,000 shares of common stock and an increase of the maximum annual grant to 3,750 shares. The term of the plan was extended to May 2000. The options are exercisable one year after issuance and expire after ten years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1995 and 1996: risk-free interest rates of 6.0%; dividend yields of 3.0%; volatility factors of the expected market price of the Corporation's common stock of .137; and a weighted-average expected life of six years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                                                                          1996           1995
----------------------------------------------------------------------------------------------------------------
Pro forma net income                                                                    $8,473          $7,525
Pro forma earnings per share:
    Primary                                                                             $ 2.61          $ 2.54
    Fully diluted                                                                       $ 2.50          $ 2.24

A summary of stock option activity is as follows:

                                                                       Number of       Option Price
                                                                         Shares         Per Share        Total
--------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1993                                          39,750     $8.67--$18.42      $  610
    Granted                                                               26,550          21.17            562
    Exercised                                                             (4,050)          8.67            (35)
--------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994                                          62,250       8.67--21.17       1,137
    Granted                                                               26,600          21.13            562
    Exercised                                                             (2,250)         14.67            (33)
--------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                                          86,600       8.67--21.17       1,666
    Granted                                                               31,650          26.88            850
    Exercised                                                            (14,850)     14.67--21.17        (275)
--------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                         103,400     $8.67--$26.88      $2,241
--------------------------------------------------------------------------------------------------------------------

Exercisable at December 31, 1996                                          71,750     $8.67--$21.17      $1,391
The weighted-average fair value of the options granted during 1995 and 1996 were $3.78 and $4.80, respectively.

The weighted-average remaining contractual life of the outstanding options is
7.9 years.
----------------------------------------------------------------------------------------------------------------

Due to the inclusion of only 1995 and 1996 option grants, the effects of applying SFAS No. 123 in 1995 and 1996 may not be representative of the pro forma impact in future years.


16. PARENT COMPANY

Condensed financial information of Second Bancorp, Inc. (parent company only) is as follows:

CONDENSED BALANCE SHEETS

                                                                                               December 31
--------------------------------------------------------------------------------------------------------------------
                                                                                         1996            1995
--------------------------------------------------------------------------------------------------------------------
Assets:
    Cash                                                                              $   3,505      $     540
    Available-for-sale securities                                                         1,154            699
    Loans                                                                                   703            722
    Investment in and advances to subsidiary, at equity in underlying
       value of their net assets                                                         69,048         69,231
    Fixed assets                                                                             64             27
    Other assets                                                                            769            890
--------------------------------------------------------------------------------------------------------------------
       Total assets                                                                     $75,243        $72,109
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
    Accrued and other liabilities                                                      $  1,006       $  1,076
    Note payable                                                                          5,000          5,000
    Shareholders' Equity:
       Preferred stock, no par value;
       Series A: 1,500,000 shares authorized;
            718,750 shares issued and 300 and 691,366
            shares outstanding, respectively                                                  6         12,731
       Series B: 1,500,000 shares authorized                                                  0              0
    Common stock, no par value; 10,000,000
       shares authorized; 3,358,587 and 2,562,041 shares
       issued, respectively                                                              27,398         14,155
    Treasury stock, 10,000 and 0 shares, respectively                                      (319)             0
    Net unrealized holding (losses) gains on
       available-for-sale securities                                                        (24)         2,248
    Retained earnings                                                                    42,176         36,899
--------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity                                       $75,243        $72,109
--------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF INCOME

Years ended December 31                                                   1996            1995           1994
--------------------------------------------------------------------------------------------------------------------
Income:
    Cash dividends from subsidiary                                       $ 8,384        $ 3,384        $ 3,168
    Interest income                                                          750            757            134
    Other income                                                              19             10              2
--------------------------------------------------------------------------------------------------------------------
    Total income                                                           9,153          4,151          3,304
Expenses:
    Interest expense                                                         371            432            121
    Other expenses                                                           559            663            407
--------------------------------------------------------------------------------------------------------------------
    Total expenses                                                           930          1,095            528
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in
    undistributed earnings of subsidiary                                   8,223          3,056          2,776
Income tax benefit                                                            60            116            163
--------------------------------------------------------------------------------------------------------------------
Income before and equity in undistributed earnings of subsidiary           8,283          3,172          2,939
Equity in undistributed earnings of subsidiary                               269          4,393          3,704
--------------------------------------------------------------------------------------------------------------------
       Net income                                                         $8,552         $7,565         $6,643
--------------------------------------------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31                                                     1996           1995           1994
--------------------------------------------------------------------------------------------------------------------
Operating Activities:
    Net income                                                            $8,552         $7,565         $6,643
    Less: Equity in undistributed net income of subsidiary                  (269)        (4,393)        (3,704)
    Provision for depreciation                                                26             15              9
    Accretion of temporary investment discount                                 0              0            (13)
    Amortization of security premium                                           0              0             54
    Loss on sale of securities                                                 0              0              3
    Gain on sale of fixed assets                                               0              0             (5)
    Other (net)                                                              (42)           136             70
--------------------------------------------------------------------------------------------------------------------
Cash provided by operations                                                8,267          3,323          3,057

Investing Activities:
    Increase in investment in subsidiary                                       0              0         (2,500)
    Increase in loan to subsidiary                                        (2,000)             0         (7,000)
    Net decrease (increase) in loans                                          19           (722)             0
    Net decrease in temporary investments                                      0              0          1,007
    Sale of securities                                                       300              0          3,515
    Purchase of securities                                                  (482)          (186)          (519)
    Purchase of premises and equipment                                       (63)             0            (46)
    Proceeds from sales of premises and equipment                              0              0             14
--------------------------------------------------------------------------------------------------------------------
Cash used by investing activities                                         (2,226)          (908)        (5,529)

Financing Activities:
    Issuance of note payable                                                   0          5,000          5,000
    Repayment of note payable                                                  0         (5,000)             0
    Redemption and conversion of preferred stock                             (32)             0              0
    Issuance of common stock                                                 547            511            377
    Purchase of treasury stock                                              (319)             0              0
    Payment of dividend                                                   (3,272)        (2,994)        (2,679)
Cash (used by) provided by financing activities                           (3,076)        (2,483)         2,698
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                2,965            (68)           226
Cash at beginning of year                                                    540            608            382
--------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                       $3,505         $  540         $  608
--------------------------------------------------------------------------------------------------------------------

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

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies. Collateral (e.g., securities, receivables, inventory and equipment) is obtained based on Management's credit assessment of the customer.

The Bank's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31, 1996 were as follows:

Commercial                          $102,756
Real Estate                            2,986
Consumer                               6,374
Standby Letters of Credit              6,236
--------------------------------------------------------------------------------
                                    $118,352

--------------------------------------------------------------------------------

Lease agreements: The Bank has entered into lease agreements covering its main office, several branch locations, and equipment for various periods through 2011, with options to renew. Also, the Bank has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time.

The Bank also has an electronic data processing agreement with an outside data processing center that terminates in 1997.

Future minimum commitments under noncancelable operating leases and future estimated commitments under the electronic data processing agreement are as follows:

1997                                  $2,001
1998                                   1,586
1999                                   1,475
2000                                   1,460
2001                                   1,431
thereafter                             9,398

Rentals under operating leases and data processing costs amounted to $2,981, $2,888 and $2,770 in 1996, 1995 and 1994, respectively. The Bank plans to perform the data processing in-house after the termination of the agreement.

Low Income Housing Project: In 1993, the Bank began investing in low-income housing tax credit projects designed to provide affordable housing for Ohio communities. The Bank has invested $787 to date and has begun to realize tax credits and tax savings from the investments. The Bank is committed to invest another $713 in the fund over the next several years.

================================================================================
18. SIGNIFICANT CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------
Most of the Bank's business activity is with customers located within the state of Ohio. As of December 31, 1996, the Bank had a concentration in commercial real estate loans totaling approximately $191,000, approximately 69% of which were owner-occupied businesses, including medical office buildings, retail and fast-food restaurants, and automobile dealerships within the Bank's market area. Of the $191,000 of commercial real estate loans, $5,595 or 2.9% were on non-accrual status as of December 31, 1996.

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SECOND BANCORP, INC.

We have audited the accompanying consolidated balance sheets of Second Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Bancorp, Inc. and subsidiary at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                             Ernst & Young, LLP

Cleveland, Ohio
January 23, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the registrant information is incorporated herein by reference to the definitive proxy statement for the annual meeting of shareholders to be held May 13, 1997 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1996. Information regarding executive officers is included under item 4a hereof.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of Second Bancorp, Incorporated and subsidiary are incorporated herein by reference in Item 8:

Consolidated Balance Sheets - December 31, 1996 and 1995.

Consolidated Statements of Income - years ended December 31, 1996, 1995 and
1994.

Consolidated Statements of Shareholders' Equity - years ended December 31, 1996, 1995 and 1994.

Consolidated Statement of Cash Flows - years ended December 31, 1996, 1995 and 1994.

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

10.2(1)     Form of Incentive Stock Option Agreement.

10.3(1) Stock Appreciation Rights Agreement by and between the Company and Alan G. Brant, dated April 1, 1986, as amended.

10.4(1) Stock Appreciation Rights Agreement by and between the Company and Alan G. Brant, dated April 1, 1987, as amended.


10.5(1) Employment Agreement by and between the Company and Alan G. Brant, dated April 1, 1985.

10.6(2) Amendments to Employment Agreement by and between the Company and Alan G. Brant, dated April 1, 1985.

10.7(1) Consulting Agreement by and between the Company and Alan G. Brant, dated April 1, 1985.

10.8(2) Amendment to Consulting Agreement by and between the Company and Alan G. Brant, dated April 1, 1985.

10.9(2) Deferred Compensation Agreement between the Company and Alan G. Brant, dated November 9,1995.

10.10(1) Lease Agreement between Arden Associates Limited Partnership and the Bank, dated October 1, 1979.

10.11(2) Amendment to Lease Agreement between Arden Associates Limited Partnership and the Bank.

10.12(2) Form of Amended Management Severance Agreement with executive officers.

11          Computation of Per Share Earnings.

21          Subsidiaries of the registrant.

23.1        Consent of Ernst & Young.

27          Financial Data Schedule.

(1) Incorporated by reference to the exhibit filed with the Company's annual report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference to the exhibit filed with the Company's annual report on Form 10-K for the year ended December 31, 1995.

(b) The Corporation did not file any reports on Form 8-K during the three months ended December 31, 1996.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - None.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SECOND BANCORP, INCORPORATED

                          /s/ DAVID  L. KELLERMAN
                         ------------------------------------------------------
                         David L. Kellerman, Treasurer     (date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ ALAN G. BRANT
   ------------------------------------------------------------------
   A. G. Brant, Chairman and President              (date)

By: /s/ DAVID L. KELLERMAN
   ------------------------------------------------------------------
   D. L. Kellerman, Principal Financial             (date)
   Officer and Principal Accounting Officer

By: /s/
   ------------------------------------------------------------------
                      , Director                    (date)

By: /s/
   ------------------------------------------------------------------
                      , Director                    (date)

By: /s/
   ------------------------------------------------------------------
                      , Director                    (date)