Form 10-Q
period 1997-03-31
SECOND BANCORP INC
filed 1997-05-14
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 for quarter ended March 31, 1997

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

Common Stock, without par value -- 6,730,396 shares outstanding as of May 1, 1997.

                       SECOND BANCORP, INC. AND SUBSIDIARY

                                     INDEX

                                                                          Page
                                                                         Number

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
March 31, 1997 and 1996 and December 31, 1996...........................     3

Consolidated statements of income -
Three months ended March 31, 1997 and 1996..............................     4

Consolidated statements of cash flows -
Three months ended March 31, 1997 and 1996..............................     5

Consolidated statement of shareholders' equity -
Year ended December 31, 1996 and
                      three months ended March 31, 1997.................     6

Notes to consolidated financial statements - March 31, 1997.............     7

Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ....   8-9

PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings.................................    10
          Item 2.     Changes in Securities.............................    10
          Item 3.     Defaults upon Senior Securities    ...............    10
          Item 4.     Submission of Matters to a Vote of Security
                          Holders.......................................    10

          Item 5.     Other Information.................................    10
          Item 6.     Exhibits and Reports on Form 8-K   ...............    10

       SIGNATURES              .........................................    11

Statement 11 Re: Computation of Earnings Per Share .....................    12

       Schedule 27             .........................................    13


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                       March 31          December 31         March 31
                                                                               1997               1996               1996
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                      (unaudited)            (*)           (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
Cash and demand balances due from banks                                     $  29,649          $  27,934          $  32,575
Federal funds sold                                                              3,000             10,000             27,000
Securities                                                                    239,775            231,324            218,255
Loans:
  Commercial                                                                  307,028            297,347            274,978
  Consumer                                                                    196,055            205,409            188,991
  Real estate                                                                  65,704             62,981             71,693
                                                                              -------            -------             ------
    Total loans                                                               568,787            565,737            535,662
    Reserve for loan losses                                                     7,156              7,300              6,764
                                                                               ------             ------              -----
    Net loans                                                                 561,631            558,437            528,898
Premises and equipment                                                          9,256              8,918              7,450
Accrued interest receivable                                                     5,622              5,086              5,206
Goodwill and intangible assets                                                  3,513              3,701              4,349
Other assets                                                                   22,908             21,879             22,309
                                                                              -------            -------             ------
               Total assets                                                 $ 875,354          $ 867,279          $ 846,042
                                                                            =========          =========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
Liabilities:

  Demand deposits - non-interest bearing                                    $  74,763          $  80,328          $  74,935
  Demand deposits - interest bearing                                           60,902             69,326            116,172
  Savings deposits                                                            152,160            156,180            120,486
  Time deposits                                                               373,007            363,563            360,180
                                                                             --------           --------            -------
    Total deposits                                                            660,832            669,397            671,773

  Federal funds purchased and securities sold under
    agreements to repurchase                                                   94,940             86,787             80,753
  Note payable                                                                  5,000              5,000              5,000
  Borrowed funds                                                                4,398              3,989              4,181
  Federal Home Loan Bank advances                                              33,911             26,557             12,230
  Accrued expenses and other liabilities                                        7,353              6,312              6,953
                                                                               ------             ------              -----
    Total liabilities                                                         806,434            798,042            780,890
Shareholders' equity:
  Preferred stock, no par value;
    Series A: 1,500,000 shares authorized, 718,750 shares
      issued and 100, 300 and 603,141 shares
      outstanding, respectively                                                     2                  6             11,106
    Series B: authorized 1,500,000 shares                                           0                  0                  0
  Common stock, no par value; 10,000,000
    shares authorized and 6,780,796, 6,717,174 and
    5,352,598 shares issued, respectively                                      27,927             27,398             16,121
  Treasury shares; 50,400, 20,000 and 0 shares, respectively                     (793)              (319)                 0
  Unrealized holding losses                                                    (1,729)               (24)              (212)
  Retained earnings                                                            43,513             42,176             38,137
                                                                              -------            -------             ------
    Total shareholders' equity                                                 68,920             69,237             65,152
                                                                              -------            -------             ------
      Total liabilities and shareholders' equity                            $ 875,354          $ 867,279          $ 846,042
                                                                            =========          =========           ========

(*) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.



SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                                                For the Three Months

                                                                                                Ended March 31
                                                                                                --------------
                                                                                             1997             1996
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME Loans (including fees):
   Taxable                                                                                      $12,572          $12,335
   Exempt from federal income taxes                                                                 170              153
 Investment securities:
   Taxable                                                                                        2,877            3,020
   Exempt from federal income taxes                                                                 654              460
 Federal funds sold                                                                                  91               93
                                                                                       ----------------------------------
   Total interest income                                                                         16,364           16,061

INTEREST EXPENSE
 Deposits                                                                                         6,312            6,642
 Federal funds purchased and securities
  sold under agreements to repurchase                                                             1,061              860
  Note payable                                                                                       90               93
  Other borrowed funds                                                                               37               35
  Federal Home Loan Bank advances                                                                   442              154
                                                                                       ----------------------------------
   Total interest expense                                                                         7,942            7,784
                                                                                       ----------------------------------
   NET INTEREST INCOME                                                                            8,422            8,277
Provision for loan losses                                                                           761              755
                                                                                       ----------------------------------
   Net interest income after provision
     for loan losses                                                                              7,661            7,522
NON-INTEREST INCOME
 Service charges on deposit accounts                                                                730              608
 Trust fees                                                                                         609              584
 Security (losses) gains                                                                             31               35
 Other                                                                                              677              569
                                                                                       ----------------------------------
   Total non-interest income                                                                      2,047            1,796
NON-INTEREST EXPENSE
 Salaries and employee benefits                                                                   3,402            3,118
 Net occupancy                                                                                      786              744
 Professional services                                                                              337              374
 Equipment                                                                                          523              369
 Data processing services                                                                           300              273
 Assessment on deposits and other taxes                                                             235              235
 Amortization of goodwill and other intangibles                                                     188              216
 Other                                                                                            1,159            1,178
                                                                                       ----------------------------------
   Total non-interest expense                                                                     6,930            6,507
                                                                                       ----------------------------------
Income before federal income taxes                                                                2,778            2,811
Income tax expense                                                                                  628              738
                                                                                       ----------------------------------
NET INCOME                                                                                       $2,150           $2,073
Preferred stock dividends                                                                             0            (231)
                                                                                       ----------------------------------
Net income applicable to common stock                                                            $2,150           $1,842
                                                                                       ==================================
Per common share data:
   Primary earnings                                                                               $0.32            $0.35
   Fully diluted earnings                                                                         $0.32            $0.31
   Dividends declared                                                                             $0.12            $0.11
 Weighted average number of
   primary common shares outstanding                                                          6,748,104        5,346,036
 Weighted average number of
   Fully diluted common shares outstanding                                                    6,757,406        6,742,683




SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Unrealized
                                                     Preferred     Common       Treasury       Holding      Retained
(Dollars in thousands)                                 Stock       Stock          Stock      Gain (Loss)    Earnings        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                             $12,731    $14,155           $0        $2,248       $36,899        $66,033

Net income                                                                                                   8,552          8,552
Cash dividends declared:
  Common stock ($.44 per share)                                                                             (2,816)        (2,816)
  Preferred stock ($.75 per share)                                                                            (456)          (456)
Exercise of stock options                                             276                                                     276
Common stock issued - dividend reinvestment plan                      271                                                     271
Conversion of preferred stock to common stock          (12,700)    12,696                                                      (4)
Redemption of preferred stock                              (25)                                                 (3)           (28)
Purchase of treasury stock                                                        (319)                                      (319)
Market value adjustment securities                                                            (2,272)                      (2,272)
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1996                                  $6    $27,398        ($319)         ($24)      $42,176        $69,237
                                                  =================================================================================

Net income                                                                                                   2,150          2,150
Cash dividends declared:
  Common stock ($.12 per share)                                                                               (813)          (813)
Exercise of stock options                                             549                                                     549
Discount on common stock issued
   - dividend reinvestment plan                                       (22)                                                    (22)
Conversion of preferred stock to common stock               (2)         2                                                       0
Redemption of preferred stock                               (2)                                                                (2)
Purchase of treasury stock                                                        (474)                                      (474)
Market value adjustment securities                                                            (1,705)                      (1,705)
                                                  ---------------------------------------------------------------------------------
Balance, March 31, 1997                                     $2    $27,927        ($793)      ($1,729)      $43,513        $68,920
                                                  =================================================================================



SECOND BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Three Months Ended March 31
                                                                                      -----------------------------------
(Dollars in Thousands)                                                                1997                         1996
----------------------                                                                ----                         ----
OPERATING ACTIVITIES

----------------------------------------------------------------------------
  Net Income                                                                           $2,150                     $2,073
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
    Provision for Loan Losses                                                             761                        755
    Provision for Depreciation                                                            375                        274
    Provision for Amortization of Intangibles                                             188                        216
    Amortization of Investment Discount and Premium                                         6                         78
    Deferred Income Taxes                                                                (28)                       (21)
    Securities Gains                                                                     (31)                       (35)
    Other Gains, net                                                                    (215)                      (119)
    Increase in Interest Receivable                                                     (536)                      (178)
    Increase in Interest Payable                                                          279                        150
    Originations of Loans Held-for-Sale                                               (4,372)                    (2,013)
    Proceeds from Sale of Loans Held-for-Sale                                           4,581                      2,130
    Increase in Other Assets                                                            (123)                      (415)
    Increase (Decrease) in Other Liabilities                                              762                      (723)
                                                                            ---------------------------------------------
    Net Cash (Used by) Provided by Operating Activities                                 3,797                      2,172

INVESTING ACTIVITIES
----------------------------------------------------------------------------
  Proceeds from Maturities of Securities - Available-for-Sale                          12,505                     28,330
  Proceeds from Sales of Securities - Available-for-Sale                                7,937                     16,694
  Purchases of Securities - Available-for-Sale                                       (31,451)                   (30,515)
  Net Increase in Revolving Credit Receivables                                          (249)                      (484)
  Net Increase in Loans                                                               (3,706)                    (1,727)
  Net Increase in Premises and Equipment                                                (707)                      (446)
                                                                            ---------------------------------------------
    Net Cash (Used by) Provided by Investing Activities                              (15,671)                     11,852

FINANCING ACTIVITIES
----------------------------------------------------------------------------
  Net Decrease in Demand Deposits, Insured
    Money Market and Interest Checking Accounts, and
    Savings Deposits                                                                 (18,009)                   (12,281)
  Net Increase in Time Deposits                                                         9,444                     26,203
  Net Increase (Decrease) in Federal Funds Purchased
    and Securities Sold Under Agreements
    to Repurchase                                                                       8,153                    (6,189)
  Net Increase  in Borrowings                                                             409                      1,017
  Net Advances from Federal Home Loan Bank                                              7,354                      4,834
  Cash Dividends                                                                        (813)                      (835)
  Repurchase of Common Shares into Treasury                                             (474)                          0
  Redemption of Preferred Stock                                                           (2)                          0
  Issuance of Common Stock                                                                527                        341
                                                                            ---------------------------------------------
    Net Cash Provided by Financing Activities                                           6,589                     13,090
                                                                            ---------------------------------------------
   (Decrease)  Increase in Cash and Cash Equivalents                                  (5,285)                     27,114
                                                                            ---------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                         37,934                     32,461
                                                                            ---------------------------------------------
    Cash and Cash Equivalents at End of Period                                        $32,649                    $59,575
                                                                            =============================================


Supplementary Cash Flow Information:

  Cash paid for 1) Federal Income taxes - $0 and $738,000 for the three months ended March 31, 1997 and 1996, respectively and 2) Interest - $7,773,000 and $7,634,000 for the three months ended March 31, 1997 and 1996, respectively.

SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - PER SHARE DATA

The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period. Per share and share data have been restated for the two for one stock split effective May 1, 1997.

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

FINANCIAL CONDITION

At March 31, 1997, the Company had consolidated total assets of $875 million, deposits of $661 million and shareholders' equity of $69 million. Since march 31, 1996, total assets have grown by 3.5%. Loan growth remains strong with commercial loans increasing by 12% from a year ago to approximately $307 million at March 31, 1997. Total earning assets have increased by 4% and now total $812 million or 92.7% of total assets. To accommodate the demand for commercial lending, the Company deceased balances in federal funds sold over the past year.

Funding growth has primarily been generated through time deposits, Federal Home Loan Bank (FHLB) advances and retail repurchase agreements. While deposits have decreased by 1.6% over the past year, time deposits have increased by 4% to $373 million. FHLB advances have increased by $22 million over the past year and now total almost $34 million as of March 31, 1997. Retail repurchase agreement accounts have also provided funding for the Company, increasing, along with Federal funds purchased, to over $95 million as of March 31, 1997 versus $81 million as of the same date in 1996.

RESULTS OF OPERATIONS

GENERAL. The Company achieved net income of $2,150,000 for the first quarter of 1997, 3.7% greater than the $2,073,000 earned during the same period last year. On a per share basis, as restated to reflect the two for one stock split of May 1, 1997, fully diluted earnings for the quarter were $.32, up from the $.31 per share reported for the first quarter of 1996. Return on assets (ROA) and return on total shareholders' equity (ROE) were .99% and 12.33%, respectively for the first quarter of 1997 compared to 1.00% and 12.45% for last year's first quarter.

ASSET QUALITY. The Company's asset quality position remained relatively stable since year-end 1996. The reserve for loan losses was 1.26% of total loans at the end of the first quarter of 1997. The reserve was 1.29% and 1.26% of total loans at December 31, 1996 and March 31, 1997. Non-performing loans totaled $8,134,000 as of March 31, 1997 versus $3,743,000 as of the same date last year and $8,943,000 as of December 31, 1996. Net charge-offs averaged an annualized .64% of average loans for the first quarter which represents an increase from the level of .55% of average loans for the first quarter of 1996. Management continues to emphasize credit quality in underwriting loans and expects both the charge-off and non-performing loan ratios to decrease prior to year end 1997.

NET INTEREST INCOME. Net interest income for the first quarter of 1997 increased by 2% to $8,422,000. The increase came from an increase of almost 4% in average earning assets to $812 million. The positive impact of the increase in average earning assets was partially offset by a decline in the net interest margin.
Net interest margin was 4.37% for the first quarter of 1997, compared to 4.45% for the same period in 1996.

NON-INTEREST INCOME. Non-interest income showed significant improvement over the past year. For the first quarter of 1997, deposit service charge income increased by $122,000, or 20%, over the first quarter of 1996. Trust fee income was higher by $25,000, or 4%, while other income totaled $677,000 for the first quarter of 1997 versus $569,000 for the same period in 1996. Sales of SBA and real estate loans as well as sales of alternative investment products helped generate the increase in other income. Security sales for the quarter generated $31,000 in income versus $35,000 in gains for the first quarter of 1996.

NON-INTEREST EXPENSE. The expenses for the first quarter of 1997 were 6.5% greater than for the same period in 1996. Increases in salaries and employee benefits along with equipment expense related to the companies migration of data processing and information management systems were the primary factors affecting the increase in expenses.

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

Shareholders' equity has increased by 6% over the past year, with retained earnings increasing by 14%. Unrealized holding losses were $1,729,000 as of March 31, 1997. The tier I leverage ratio was 7.77% as of March 31, 1997, up from 7.25% as of the same date in 1996. Similarly, the risk-based capital ratio increased from 11.60% as of March 31, 1996 to 12.00% as of the end of the most recent quarter.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

    (a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting will be held on May 13, 1997. The results of the votes on the matters presented to shareholders will be disclosed in the Form 10-Q for the quarter ended June 30, 1997.

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

  (11) Statement re: computation of earnings per share

  (27) Financial Data Schedule

The Corporation filed a report on Form 8-K dated March 21, 1997 relating to the disclosure of the declaration of a two-for-one stock split effective May 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SECOND BANCORP, INC.

Date: March 13, 1997                     /s/ David L.  Kellerman
      --------------                     --- ----- --  ---------
                                         David L. Kellerman, Treasurer

                                         Signing on behalf of the
                                         registrant and as principal
                                         accounting officer and principal
                                         financial officer.