Form 10-Q
period 1997-06-30
SECOND BANCORP INC
filed 1997-08-13
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended June 30, 1997

                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period ..... to .....

Commission file number: 0-15624
                       --------

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

                                                  Yes .x. No ...
                                                  --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value -- 6,754,136 shares outstanding as of July 31, 1997.

                       SECOND BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                            Number

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
         June 30, 1997 and 1996 and December 31, 1996....................... 3

Consolidated statements of income -
         Three and six months ended June 30, 1997 and 1996.................. 4

Consolidated statements of cash flows -
         Six months ended June 30, 1997 and 1996............................ 5

Consolidated statement of shareholders' equity -
         Year ended December 31, 1996 and
                  six months ended June 30, 1997............................ 6

Notes to consolidated financial statements - June 30, 1997.................. 7

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............ 8-9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................ 10
         Item 2.  Changes in Securities     ................................ 10
         Item 3.  Defaults upon Senior Securities    ....................... 10
         Item 4.  Submission of Matters to a Vote of Security
                                    Holders................................. 10

         Item 5.  Other Information ........................................ 10
         Item 6.  Exhibits and Reports on Form 8-K   ....................... 10

         SIGNATURES                 ........................................ 11

         Statement 11 Re: Computation of Earnings Per Share ................ 12

         Schedule 27                ........................................ 13

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)                                                    June 30            December 31         June 30
                                                                           1997                  1996              1996
                                                                       -----------------------------------------------------------
ASSETS                                                                  (unaudited)               (1)           (unaudited)
-----------------                                                     -----------------------------------------------------------
Cash and demand balances due from banks                                   $31,341              $27,934            $32,285
Federal funds sold                                                          2,500               10,000                  0
Securities                                                                251,701              231,324            227,930
Loans:
  Commercial                                                              305,032              297,347            284,124
  Consumer                                                                201,925              205,409            199,819
  Real estate                                                              79,459               62,981             76,607
                                                                           ------               ------             ------
    Total loans                                                           586,416              565,737            560,550
    Reserve for loan losses                                                 7,067                7,300              6,751
                                                                            -----                -----              -----
    Net loans                                                             579,349              558,437            553,799

Premises and equipment                                                      9,879                8,918              7,528
Accrued interest receivable                                                 6,289                5,086              5,074
Goodwill and intangible assets                                              3,325                3,701              4,133
Other assets                                                               20,109               21,879             23,421
                                                                           ------               ------             ------
                 Total assets                                            $904,493             $867,279           $854,170
                                                                         ========             ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------
Liabilities:
  Demand deposits - non-interest bearing                                  $80,068              $80,328            $73,369
  Demand deposits - interest bearing                                       61,924               69,326             70,674
  Savings deposits                                                        148,647              156,180            157,869
  Time deposits                                                           357,505              363,563            368,164
                                                                          -------              -------            -------
    Total deposits                                                        648,144              669,397            670,076

  Federal funds purchased and securities sold under
    agreements to repurchase                                              136,017               86,787             90,357
  Note payable                                                              2,500                5,000              5,000
  Borrowed funds                                                            6,177                3,989              5,030
  Federal Home Loan Bank advances                                          33,454               26,557             12,023
  Accrued expenses and other liabilities                                    5,792                6,312              6,572
                                                                            -----                -----              -----
    Total liabilities                                                     832,084              798,042            789,058

Shareholders' equity: (2)
  Preferred stock, no par value;
    Series A: 1,500,000 shares authorized, 718,750 shares
      issued and 0, 300 and 9,475 shares
      outstanding, respectively                                                 0                    6                175
    Series B: authorized 1,500,000 shares                                       0                    0                  0
  Common stock, no par value; 20,000,000
    shares authorized and 6,797,536, 6,717,174 and
    6,676,406 shares issued, respectively                                  28,245               27,398             27,010
  Treasury shares; 50,400, 20,000 and 0 shares, respectively                 (793)                (319)                 0
  Unrealized holding gains (losses)                                            61                  (24)            (1,422)
  Retained earnings                                                        44,896               42,176             39,349
                                                                           ------               ------             ------
    Total shareholders' equity                                             72,409               69,237             65,112
                                                                           ------               ------             ------
      Total liabilities and shareholders' equity                         $904,493             $867,279           $854,170
                                                                         ========             ========           ========


(1) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

(2) Share data retroactively restated for the two for one stock split effective May 1, 1997.

SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)                        For the Three Months              For the Six Months
                                                                        Ended June 30                     Ended June 30
                                                                        -------------                     -------------
                                                                      1997          1996              1997             1996
                                                            -----------------------------------------------------------------
INTEREST INCOME Loans (including fees):
   Taxable                                                          $12,924        $12,370           $25,496         $24,705
   Exempt from federal income taxes                                     134            170               304             323
 Securities:
   Taxable                                                            3,090          3,088             5,967           6,108
   Exempt from federal income taxes                                     700            511             1,354             971
 Federal funds sold                                                      52            131               143             224
                                                            -------------------------------  --------------------------------
   Total interest income                                             16,900         16,270            33,264          32,331

INTEREST EXPENSE
 Deposits                                                             6,274          6,702            12,586          13,344
 Federal funds purchased and securities
  sold under agreements to repurchase                                 1,288            932             2,349           1,792
  Note payable                                                           97             91               187             184
  Other borrowed funds                                                   45             30                82              65
  Federal Home Loan Bank advances                                       492            175               934             329
                                                            -------------------------------  --------------------------------
   Total interest expense                                             8,196          7,930            16,138          15,714
                                                            -------------------------------  --------------------------------
   NET INTEREST INCOME                                                8,704          8,340            17,126          16,617
Provision for loan losses                                               782            693             1,543           1,448
                                                            -------------------------------  --------------------------------
   Net interest income after provision
     for loan losses                                                  7,922          7,647            15,583          15,169
NON-INTEREST INCOME
 Service charges on deposit accounts                                    789            689             1,519           1,297
 Trust fees                                                             609            583             1,218           1,167
 Security gains                                                         367             36               398              71
 Other                                                                  716            602             1,393           1,171
                                                            -------------------------------  --------------------------------
   Total non-interest income                                          2,481          1,910             4,528           3,706
NON-INTEREST EXPENSE
 Salaries and employee benefits                                       3,377          3,093             6,779           6,211
 Net occupancy                                                          764            749             1,550           1,493
 Equipment                                                              486            423             1,009             792
 Professional services                                                  443            374               780             748
 Assessment on deposits and other taxes                                 237            252               472             487
 Data processing services                                               158            282               458             555
 Amortization of goodwill and other intangibles                         188            216               376             432
 Other                                                                2,089          1,245             3,248           2,423
                                                            -------------------------------  --------------------------------
   Total non-interest expense                                         7,742          6,634            14,672          13,141
                                                            -------------------------------  --------------------------------
Income before federal income taxes                                    2,661          2,923             5,439           5,734
Income tax expense                                                      470            745             1,098           1,483
                                                            -------------------------------  --------------------------------
NET INCOME                                                           $2,191         $2,178            $4,341          $4,251
Preferred stock dividends                                                 0           (229)                0            (460)
                                                            -------------------------------  --------------------------------
Net income applicable to common stock                                $2,191         $1,949            $4,341          $3,791
                                                            ===============================  ================================


Per common share data:
   Primary earnings                                                   $0.32          $0.35             $0.64           $0.69
   Fully diluted earnings                                             $0.32          $0.32             $0.64           $0.63
   Dividends declared                                                 $0.12          $0.11             $0.24           $0.22
 Weighted average number of shares outstanding:
   Primary                                                        6,841,529      5,643,912         6,788,513       5,495,822
   Fully diluted                                                  6,850,214      6,747,290         6,805,456       6,744,295

SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        Unrealized
                                                  Preferred        Common     Treasury    Holding        Retained
(Dollars in thousands)                              Stock          Stock        Stock   Gain (Loss)      Earnings          Total
-----------------                                ---------------------------------------------------------------------------------
Balance, December 31, 1995                         $12,731        $14,155           $0     $2,248         $36,899         $66,033

Net income                                                                                                  8,552           8,552
Cash dividends declared:
  Common stock ($.22 per share)                                                                            (2,816)         (2,816)
  Preferred stock ($.75 per share)                                                                           (456)           (456)
Exercise of stock options                                             276                                                     276
Common stock issued - dividend reinvestment plan                      271                                                     271
Conversion of preferred stock to common stock      (12,700)        12,696                                                      (4)
Redemption of preferred stock                          (25)                                                    (3)            (28)
Purchase of treasury stock                                                        (319)                                      (319)
Market value adjustment securities                                                         (2,272)                         (2,272)
                                                  ---------      ---------      -------   --------        --------        --------
Balance, December 31, 1996                               6         27,398         (319)       (24)         42,176          69,237

Net income                                                                                                  4,341           4,341
Cash dividends declared:
  Common stock ($.24 per share)                                                                            (1,621)         (1,621)
Exercise of stock options                                             596                                                     596
Discount on common stock issued
   - dividend reinvestment plan                                       247                                                     247
Conversion of preferred stock to common stock           (4)             4                                                       0
Redemption of preferred stock                           (2)                                                                    (2)
Purchase of treasury stock                                                        (474)                                      (474)
Market value adjustment securities                                                             85                              85
                                                  ---------      ---------      -------   --------        --------        --------
Balance, June 30, 1997                                  $0        $28,245        ($793)       $61         $44,896         $72,409
                                                  ================================================================================

SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Six Months Ended
                                                                                 June 30
                                                                  -----------------------------------
(Dollars in Thousands)                                                  1997                1996
                                                                  ----------------    ---------------
OPERATING ACTIVITIES
  Net Income                                                               $4,341             $4,251
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
    Provision for Loan Losses                                               1,543              1,448
    Provision for Depreciation                                                801                597
    Provision for Amortization of Intangibles                                 376                432
    Amortization of Investment Discount and Premium                             4                147
    Deferred Income Taxes                                                      53                (32)
    Securities Gains                                                          (47)               (71)
    Other Gains, net                                                          112               (227)
    Increase in Interest Receivable                                        (1,203)               (46)
    (Decrease) Increase in Interest Payable                                  (181)               284
    Originations of Loans Held-for-Sale                                    (5,986)            (6,739)
    Proceeds from Sale of Loans Held-for-Sale                               6,345              6,961
    Decrease (Increase) in Other Assets                                     1,673               (894)
    Decrease in Other Liabilities                                            (339)            (1,238)
                                                                  ----------------    ---------------
    Net Cash Provided by Operating Activities                               7,492              4,873

INVESTING ACTIVITIES
  Proceeds from Maturities of Securities - Available-for-Sale              25,028             47,268
  Proceeds from Sales of Securities - Available-for-Sale                    9,842             28,266
  Purchases of Securities - Available-for-Sale                            (55,547)           (72,565)
  Net Increase in Revolving Credit Receivables                             (2,852)            (1,612)
  Net Increase in Loans                                                   (19,603)           (26,193)
  Net Increase in Premises and Equipment                                   (1,761)              (844)
                                                                  ----------------    ---------------
    Net Cash Used by Investing Activities                                 (44,893)           (25,680)

FINANCING ACTIVITIES
  Net Decrease in Demand Deposits, Insured
    Money Market and Interest Checking Accounts, and
    Savings Deposits                                                      (15,195)           (21,962)
  Net (Decrease) Increase in Time Deposits                                 (6,058)            34,187
  Net Increase in Federal Funds Purchased
    and Securities Sold Under Agreements
    to Repurchase                                                          49,230              3,415
  Decrease in Note Payable                                                 (2,500)                 0
  Net Increase in Borrowings                                                2,188              1,866
  Net Advances from Federal Home Loan Bank                                  6,897              4,627
  Cash Dividends                                                           (1,621)            (1,797)
  Conversion/Redemption Preferred Stock                                        (2)               (32)
  Purchase of Treasury Stock                                                 (474)                 0
  Issuance of Common Stock                                                    843                327
                                                                  ----------------    ---------------
    Net Cash Provided by Financing Activities                              33,308             20,631
    Decrease in Cash and Cash Equivalents                                  (4,093)              (176)
                                                                  ----------------    ---------------
Cash and Cash Equivalents at Beginning of Year                             37,934             32,461
                                                                  ----------------    ---------------
    Cash and Cash Equivalents at End of Period                            $33,841            $32,285
                                                                  ================    ===============


Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $1,370,000 and $1,525,000 for the six months ended June 30, 1997 and 1996, respectively and 2) Interest - $16,319,000 and $15,430,000 for the six months ended June 30, 1997 and 1996, respectively.

SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - PER SHARE DATA

The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period, as restated for the two for one stock split effective May 1, 1997.

NOTE C - TAXES

The effective tax rate for the Company of 17.7% and 21.0% for the second quarter and first six months of 1997, respectively is lower than the effective tax rate of 25.5% and 25.9% for the same periods in 1996 due to the combined effect of the establishment of the charitable foundation and the increase in the level of tax-exempt assets.
                                       -7-

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

FINANCIAL CONDITION

At June 30, 1997, the Company had consolidated total assets of $875 million, deposits of $648 million and shareholders' equity of $72 million. Since June 30, 1996, total assets have grown by 6%. Loan growth continued with commercial loans increasing by 7% from a year ago to approximately $305 million at June 30, 1997. Total earning assets have increased by 7% and now total $841 million or 92.9% of total assets. To accommodate the demand for commercial lending, the Company has reduced its emphasis on indirect auto lending within the consumer loan portfolio.

Funding growth has primarily been generated through demand deposits, Federal Home Loan Bank (FHLB) advances and retail repurchase agreements. While deposits have decreased by 3.3% over the past year, demand deposits have increased by 9% to $80 million. FHLB advances have increased by $21 million over the past year and now total $33 million as of June 30, 1997. Retail repurchase agreement accounts have also provided funding for the Company, increasing, along with Federal funds purchased, to over $136 million as of June 30, 1997 versus $90 million as of the same date in 1996.

RESULTS OF OPERATIONS

GENERAL. The Company achieved net income of $2,191,000 for the second quarter of 1997, .6% greater than the $2,178,000 earned during the same period last year. On a per share basis, as restated to reflect the two for one stock split of May 1, 1997, fully diluted earnings for the quarter were $.32, the same as reported for the first quarter of 1996. Return on assets (ROA) and return on total shareholders' equity (ROE) were 1.00% and 12.52%, respectively for the second quarter of 1997 compared to 1.03% and 13.50% for last year's second quarter. Earnings for the second quarter were adversely impacted by the creation and funding of a charitable foundation. The foundation was created to support the Company's many charitable and civic activities through a vehicle which will provide significant financial benefits in the future. the non-recurring net after tax impact of funding the foundation reduced second quarter earnings by $192,000.

For the first six months of 1997, net income totaled $4,341,000, or 2% greater than the $4,251,000 reported for the first six months of 1996. Fully diluted earnings per share totaled $.64 for the first half of 1997 versus $.63 per share for the same period in 1996.

ASSET QUALITY. The reserve for loan losses was 1.21% of total loans at the end of the second quarter of 1997. The reserve was 1.29% and 1.20% of total loans at December 31, 1996 and June 30, 1996, respectively. Non-performing loans totaled $9,413,000 as of June 30, 1997 versus $5,302,000 as of the same date last year and $8,943,000 as of December 31, 1996. Net charge-offs averaged an annualized
 .61% of average loans for the second quarter which represents an increase from the level of .52% of average loans for the second quarter of 1996. For the first six months of 1997, net charge-offs were .62% of loans compared to .54% of loans for the same period in 1996. Management continues to emphasize credit quality in underwriting loans and expects both the charge-off an non-performing loan ratios to improve prior to year end 1997.

NET INTEREST INCOME. Net interest income for the second quarter of 1997 increased by 5% from the same period last year to $8,704,000. The increase came from an increase of 7% in average earning assets to $841 million. For the first six months, net interest income was 3% greater than the first half of 1996 and totaled $17,126,000. On a year-to-date basis, the positive impact of the increase in average earning assets was partially offset by a decline in the net interest margin. Net interest margin was 4.40% for the first six months of 1997, compared to 4.43% for the same period in 1996. The net interest margin for the second quarter was 4.42% and 4.41% in 1997 and 1996, respectively.

NON-INTEREST INCOME. Non-interest income showed significant improvement over the past year. For the second quarter of 1997, deposit service charge income increased by $100,000, or 15%, over the second quarter of 1996. Trust fee income was higher by $26,000, or 4%, while other income totaled $716,000 for the second quarter of 1997 versus $602,000 for the same period in 1996. Sales of SBA and real estate loans as well as sales of alternative investment products helped generate the increase in other income. Security sales for the quarter generated $367,000 in income versus $36,000 in gains for the second quarter of 1996 and included $351,000 in appreciation on equity stocks used to establish the charitable Foundation.

NON-INTEREST EXPENSE. The expenses for the second quarter of 1997 were 16.7% greater than for the same period in 1996. Excluding the impact of the establishment of the charitable foundation, expenses would have totaled $6,918,000 which represents a 4.3% increase in expenses from the same period in 1996. Increases in salaries and employee benefits (9%) along with equipment expense (15%) related to the companies migration of data processing and information management systems and professional services (18%) were the primary factors affecting the increase in expenses.

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

Shareholders' equity has increased by 11% over the past year, with retained earnings increasing by 14%. Unrealized holding gains totaled $61,000 as of June 30, 1997. The tier I leverage ratio was 7.80% as of June 30, 1997, up from 7.34% as of the same date in 1996. Similarly, the risk- based capital ratio increased from 11.48% as of June 30, 1996 to 12.05% as of the end of the most recent quarter.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

    (a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting was held on May 13, 1997. The results of the votes (expressed in pre-split totals) on the matters presented to shareholders are as follows:

           On Issue 1 to set the number of Directors of the Board at seven:
           For - 2,923,204.0374: Against - 8,934; Abstain - 14,799.

           On Issue 2 regarding the vote for individual directors:

                                            For
                  Norman C. Harbert         2,931,326.0374
                  John L, Pogue             2,926,711.0374
                  Raymond John Wean, III    2,932,572.0374

           On Issue 3 amending the Articles of Incorporation for the purpose of increasing the number of authorized common shares from 10,000,000 to 20,000,000: For - 2,805,115.0374; Against - 105,149 Abstain - 36,675.

           On Issue 4 regarding the retention of Ernst & Young as Independent
           Auditors: For - 2,921,374.0374; Against - 8,531; Abstain - 17,033

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

  (11) Statement re: computation of earnings per share

The Corporation did not file a report on Form 8-K during the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SECOND BANCORP, INC.

Date: August 13, 1997                    /s/ David L.  Kellerman
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