Form 10-Q
period 1997-09-30
SECOND BANCORP INC
filed 1997-11-14
CIK 803112

                         SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D. C. 20549
                                       ------------------

                                              FORM 10-Q

         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended September 30, 1997

                                                     OR

         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                                 SECOND BANCORP, INCORPORATED
                  ------------------------------------------------------
                  (exact name of registrant as specified in its charter)

              Ohio                                                34-1547453
              ----                                                ----------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)


         108 Main Ave. Warren, Ohio                              44482-1311
         --- ---- ---- ------- ----                              ----------
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

Common Stock, without par value -- 6,785,958 shares outstanding as of October 30, 1997.

                       SECOND BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                 Page
                                                                                Number
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
              September 30, 1997 and 1996 and December 31, 1996....................3

Consolidated statements of income -
              Three and nine months ended September 30, 1997 and 1996 .............4

Consolidated statements of cash flows -
              Nine months ended September 30, 1997 and 1996 .......................5

Consolidated statement of shareholders' equity -
              Year ended December 31, 1996 and
                    nine months ended September 30, 1997 ..........................6

Notes to consolidated financial statements - September 30, 1997 ...................7

Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ...............8-9


PART II. OTHER INFORMATION

            Item 1.  Legal Proceedings ............................................10
            Item 2.  Changes in Securities ........................................10
            Item 3.  Defaults upon Senior Securities ..............................10
            Item 4.  Submission of Matters to a Vote of Security
                              Holders .............................................10
            Item 5.  Other Information ............................................10
            Item 6.  Exhibits and Reports on Form 8-K .............................10

            SIGNATURES ............................................................11

            Statement 11 Re: Computation of Earnings Per Share ....................12

            Schedule 27 ...........................................................13

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                        September 30    December 31    September 30
                                                                                  1997          1996            1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (unaudited)       (1)         (unaudited)
-----------------------------------------------------------------------------------------------------------------------
Cash and demand balances due from banks                                        $  24,340      $  27,934      $  34,151
Federal funds sold                                                                     0         10,000              0
Securities                                                                       275,677        231,324        220,582
Loans:
  Commercial                                                                     311,223        297,347        298,830
  Consumer                                                                       190,835        205,409        206,867
  Real estate                                                                     68,802         62,981         78,018
                                                                               ---------      ---------      ---------
    Total loans                                                                  570,860        565,737        583,715
    Reserve for loan losses                                                        7,213          7,300          8,912
                                                                               ---------      ---------      ---------
    Net loans                                                                    563,647        558,437        574,803

Premises and equipment                                                             9,881          8,918          7,820
Accrued interest receivable                                                        6,587          5,086          5,162
Goodwill and intangible assets                                                     3,137          3,701          3,917
Other assets                                                                      18,745         21,879         22,179
                                                                               ---------      ---------      ---------
                 Total assets                                                  $ 902,014      $ 867,279      $ 868,614
                                                                               =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Liabilities:
  Demand deposits - non-interest bearing                                       $  79,530      $  80,328      $  77,237
  Demand deposits - interest bearing                                              58,977         69,326         66,086
  Savings deposits                                                               155,098        156,180        153,449
  Time deposits                                                                  370,755        363,563        361,357
                                                                               ---------      ---------      ---------
    Total deposits                                                               664,360        669,397        658,129

  Federal funds purchased and securities sold under
    agreements to repurchase                                                     116,731         86,787         98,415
  Note payable                                                                     2,500          5,000          5,000
  Borrowed funds                                                                   4,683          3,989          5,684
  Federal Home Loan Bank advances                                                 31,077         26,557         29,553
  Accrued expenses and other liabilities                                           6,191          6,312          5,395
                                                                               ---------      ---------      ---------
    Total liabilities                                                            825,542        798,042        802,176

Shareholders' equity: (2)
  Preferred stock, no par value;
    Series A: 1,500,000 shares authorized, 718,750 shares
      issued and 0, 300 and 300 shares
      outstanding, respectively                                                        0              6              6
    Series B: authorized 1,500,000 shares                                              0              0              0
  Common stock, no par value; 20,000,000
    shares authorized and 6,836,358, 6,717,174 and
    6,717,174 shares issued, respectively                                         28,996         27,398         27,416
  Treasury shares; 50,400, 20,000 and 20,000
     shares, respectively                                                           (793)          (319)          (319)
  Unrealized holding losses                                                        1,879            (24)          (958)
  Retained earnings                                                               46,390         42,176         40,293
                                                                               ---------      ---------      ---------
    Total shareholders' equity                                                    76,472         69,237         66,438
                                                                               ---------      ---------      ---------
      Total liabilities and shareholders' equity                               $ 902,014      $ 867,279      $ 868,614
                                                                               =========      =========      =========


(1) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
(2) Share data retroactively restated for the two for one stock split effective May 1, 1997.

SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                          For the Three Months          For the Nine Months
                                                                        Ended September 30            Ended September 30
                                                                        ------------------            ------------------
                                                                        1997           1996          1997            1996
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME Loans (including fees):
   Taxable                                                          $    12,922    $    12,873    $    38,418    $    37,578
   Exempt from federal income taxes                                         176            226            480            549
 Securities:
   Taxable                                                                3,420          2,847          9,387          8,955
   Exempt from federal income taxes                                         735            586          2,089          1,557
 Federal funds sold                                                          49              7            192            231
                                                                    --------------------------    --------------------------
   Total interest income                                                 17,302         16,539         50,566         48,870

INTEREST EXPENSE
 Deposits                                                                 6,423          6,505         19,009         19,849
 Federal funds purchased and securities
  sold under agreements to repurchase                                     1,448          1,102          3,797          2,894
  Note payable                                                               43             95            230            279
  Other borrowed funds                                                       45             42            127            107
  Federal Home Loan Bank advances                                           674            217          1,608            546
                                                                    --------------------------    --------------------------
   Total interest expense                                                 8,633          7,961         24,771         23,675
                                                                    --------------------------    --------------------------
   NET INTEREST INCOME                                                    8,669          8,578         25,795         25,195
Provision for loan losses                                                 1,057          2,788          2,600          4,236
                                                                    --------------------------    --------------------------
   Net interest income after provision
     for loan losses                                                      7,612          5,790         23,195         20,959
NON-INTEREST INCOME
 Service charges on deposit accounts                                        777            696          2,296          1,993
 Trust revenue                                                              623            584          1,841          1,751
 Security gains                                                              34            376            433            447
 Other                                                                      917            664          2,310          1,835
                                                                    --------------------------    --------------------------
   Total non-interest income                                              2,351          2,320          6,880          6,026
NON-INTEREST EXPENSE
 Salaries and employee benefits                                           3,331          2,906         10,110          9,117
 Net occupancy                                                              786            769          2,336          2,262
 Equipment                                                                  517            283          1,526          1,075
 Professional services                                                      497            340          1,277          1,088
 Assessment on deposits and other taxes                                     239            209            711            696
 Data processing services                                                   110            282            568            837
 Amortization of goodwill and other intangibles                             188            216            564            648
 Other                                                                    1,324          1,158          4,573          3,581
                                                                    --------------------------    --------------------------
   Total non-interest expense                                             6,992          6,163         21,665         19,304
                                                                    --------------------------    --------------------------
Income before federal income taxes                                        2,971          1,947          8,410          7,681
Income tax expense                                                          666            264          1,764          1,747
                                                                    --------------------------    --------------------------
NET INCOME                                                          $     2,305    $     1,683    $     6,646    $     5,934
Preferred stock dividends                                                     0              0              0           (456)
                                                                    --------------------------    --------------------------
Net income applicable to common stock                               $     2,305    $     1,683    $     6,646    $     5,478
                                                                    ==========================    ==========================


Per common share data:
   Primary earnings                                                 $      0.34    $      0.25    $      0.98    $      0.92
   Fully diluted earnings                                           $      0.34    $      0.25    $      0.98    $      0.88
   Dividends declared                                               $      0.12    $      0.11    $      0.36    $      0.33
 Weighted average number of shares outstanding:
   Primary                                                            6,834,315      6,764,026      6,768,288      5,923,866
   Fully diluted                                                      6,835,631      6,771,792      6,783,663      6,767,946

SECOND BANCORP, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      Unrealized
                                                   Preferred     Common    Treasury     Holding    Retained
(Dollars in thousands)                               Stock       Stock       Stock    Gain (Loss)  Earnings     Total
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                         $ 12,731    $ 14,155    $      0    $  2,248    $ 36,899   $ 66,033

Net income                                                                                            8,552      8,552
Cash dividends declared:
  Common stock ($.44 per share)                                                                      (2,816)    (2,816)
  Preferred stock ($.75 per share)                                                                     (456)      (456)
Exercise of stock options                                           276                                            276
Common stock issued - dividend reinvestment plan                    271                                            271
Conversion of preferred stock to common stock       (12,700)     12,696                                             (4)
Redemption of preferred stock                           (25)                                             (3)       (28)
Purchase of treasury stock                                                     (319)                              (319)
Change in unrealized market value adjustment
   on securities available-for-sale, net of tax                                          (2,272)                (2,272)
                                                   ---------------------------------------------------------------------
Balance, December 31, 1996                                6      27,398        (319)        (24)     42,176     69,237

Net income                                                                                            6,646      6,646
Cash dividends declared:
  Common stock ($.36 per share)                                                                      (2,432)    (2,432)
Exercise of stock options                                           675                                            675
Discount on common stock issued
   - dividend reinvestment plan                                     919                                            919
Conversion of preferred stock to common stock            (4)          4                                              0
Redemption of preferred stock                            (2)                                                        (2)
Purchase of treasury stock                                                     (474)                              (474)
Change in unrealized market value adjustment
   on securities available-for-sale, net of tax                                           1,903                  1,903
                                                   ---------------------------------------------------------------------
Balance, September 30, 1997                        $      0    $ 28,996    ($   793)   $  1,879    $ 46,390   $ 76,472
                                                   =====================================================================

SECOND BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS                                         For the Nine Months Ended
                                                                                    September 30
                                                                                    ------------
(Dollars in Thousands)                                                        1997                 1996
----------------------                                                        ----                 ----
OPERATING ACTIVITIES
------------------------------------------------------------------
  Net Income                                                                  $6,646               $5,934
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
    Provision for Loan Losses                                                  2,600                4,236
    Provision for Depreciation                                                 1,035                  909
    Provision for Amortization of Intangibles                                    564                  648
    Amortization of Investment Discount and Premium                               66                  265
    Deferred Income Taxes                                                        222                  (61)
    Securities Gains                                                            (433)                (448)
    Other Gains, net                                                            (789)                (398)
    Increase in Interest Receivable                                           (1,501)                (134)
    Decrease in Interest Payable                                                (135)                 (68)
    Originations of Loans Held-for-Sale                                      (30,924)             (14,100)
    Proceeds from Sale of Loans Held-for-Sale                                 31,702               14,391
    Decrease in Other Assets                                                   1,928                  140
    Increase (Decrease) in Other Liabilities                                      14               (2,063)
                                                                         ---------------------------------
    Net Cash Provided by Operating Activities                                 10,995                9,251

INVESTING ACTIVITIES
-------------------------------------------------------------------
  Proceeds from Maturities of Securities - Available-for-Sale                 34,572               58,062
  Proceeds from Sales of Securities - Available-for-Sale                      25,713               58,343
  Purchases of Securities - Available-for-Sale                              (101,384)            (105,128)
  Net Increase in Revolving Credit Receivables                                (5,207)              (3,352)
  Net Increase in Loans                                                       (2,603)             (48,145)
  Net Increase in Premises and Equipment                                      (1,987)              (1,446)
                                                                         ---------------------------------
    Net Cash Used by Investing Activities                                    (50,896)             (41,666)

FINANCING ACTIVITIES
------------------------------------------------------------------
  Net Decrease in Demand Deposits, Insured
    Money Market and Interest Checking Accounts, and
    Savings Deposits                                                         (12,229)             (27,102)
  Net Increase in Time Deposits                                                7,192               27,380
  Net Increase in Federal Funds Purchased
    and Securities Sold Under Agreements
    to Repurchase                                                             29,944               11,473
  Decrease in Note Payable                                                    (2,500)                   0
  Net Increase in Borrowings                                                     694                2,520
  Net Advances from Federal Home Loan Bank                                     4,520               22,157
  Cash Dividends                                                              (2,432)              (2,536)
  Conversion/Redemption Preferred Stock                                           (2)                 (33)
  Purchase of Treasury Stock                                                    (474)                (319)
  Issuance of Common Stock                                                     1,594                  565
                                                                         ---------------------------------
    Net Cash Provided by Financing Activities                                 26,307               34,105
                                                                         ---------------------------------
    Decrease in Cash and Cash Equivalents                                    (13,594)               1,690
                                                                         ---------------------------------
Cash and Cash Equivalents at Beginning of Year                                37,934               32,461
                                                                         ---------------------------------
    Cash and Cash Equivalents at End of Period                               $24,340              $34,151
                                                                         =================================


Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $2,575,000 and $2,595,000 for the nine months ended September 30, 1997 and 1996, respectively and 2) Interest - $25,274,000 and $23,743,000 for the nine months ended September 30, 1997 and 1996, respectively.

SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



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

FINANCIAL CONDITION
At September 30, 1997, the Company had consolidated total assets of $902 million, deposits of $664 million and shareholders' equity of $76 million. Since September 30, 1996, total assets have grown by 4%. Loan growth continued in the category of commercial loans which increased by 4% from a year ago to approximately $311 million at September 30, 1997. Overall, loans have decreased over the past year as the Company de-emphasizes indirect consumer lending to area automobile dealers. The Company is also continuing to sell mortgage loan production into the secondary mortgage market. Total earning assets have increased by 5% and now total $847 million or 93.8% of total assets.

Funding growth has primarily been generated through retail repurchase agreements and certificates of deposits. Retail repurchase agreement accounts have increased, along with Federal funds purchased, to over $116 million as of September 30, 1997 versus $98 million as of the same date in 1996. Certificate of deposit balances have increased by $9 million and now total over $370 million at the end of the most recent quarter.

RESULTS OF OPERATIONS
GENERAL. The Company achieved net income of $2,305,000 for the third quarter of 1997, 37% greater than the $1,683,000 earned during the same period last year. On a per share basis, as restated to reflect the two for one stock split of May 1, 1997, fully diluted earnings for the quarter were $.34, 36% greater than the $.25 per share reported for the third quarter of 1996. Return on average assets
(ROA) and return on average total shareholders' equity (ROE) were 1.02% and 12.35%, respectively for the third quarter of 1997 compared to .79% and 10.20% for last year's third quarter. Earnings for the third quarter of 1996 were adversely impacted by an increase in the provision for loan losses due to a special allocation made to the loan loss reserve to aggressively deal with a small but significant group of related commercial loans.

For the first nine months of 1997, net income totaled $6,646,000, or 12% greater than the $5,934,000 reported for the first nine months of 1996. Fully diluted earnings per share totaled $.98 for the first three quarters of 1997 versus $.88 per share for the same period in 1996.

ASSET QUALITY. The reserve for loan losses was 1.26% of total loans at the end of the third quarter of 1997. The reserve was 1.29% and 1.53% of total loans at December 31, 1996 and September 30, 1996, respectively. Non-performing loans totaled $9,014,000 as of September 30, 1997 versus $9,759,000 as of the same date last year and $8,943,000 as of December 31, 1996. Net charge-offs averaged an annualized .63% of average loans for the third quarter which represents an increase from the level of .44% of average loans for the third quarter of 1996. For the first nine months of 1997, net charge-offs were .62% of loans compared to .50% of loans for the same period in 1996. Management continues to emphasize credit quality in underwriting loans and expects both the charge-off an non-performing loan ratios to improve in 1998.

NET INTEREST INCOME. Net interest income for the third quarter of 1997 increased by 1% from the same period last year to $8,669,000. The increase came from an increase of 7% in average earning assets to $849 million. For the first nine months, net interest income was 2% greater than the first nine months of 1996 and totaled $25,795,000. On a year-to-date basis, the positive impact of the increase in average earning assets was partially offset by a decline in the net interest margin. Net interest margin was 4.36% for the first nine months of 1997, compared to 4.46% for the same period in 1996. The net interest margin for the third quarter was 4.31% and 4.53% in 1997 and 1996, respectively. A decrease in the loan to asset ratio is primarily responsible for the decline in the net interest margin. Loan represent 63% of total assets at the end of the third quarter 1997, compared to 67% a year earlier.

NON-INTEREST INCOME. Non-interest income showed significant improvement over the past year. For the third quarter of 1997, deposit service charge income increased by $81,000, or 12%, over the third quarter of 1996. Trust revenue was higher by $39,000, or 7%, while other income totaled $917,000 for the third quarter of 1997 versus $664,000 for the same period in 1996. Sales of SBA and real estate loans as well as sales of alternative investment products helped generate the increase in other income. Security sales for the quarter generated $34,000 in income versus $376,000 in gains for the third quarter of 1996.

NON-INTEREST EXPENSE. The expenses for the third quarter of 1997 were 13.5% greater than for the same period in 1996. Increases in salaries and employee benefits (14.6%) along with equipment expense (83%) related to the companies migration of data processing and information management systems and professional services (46%) were the primary factors affecting the increase in expenses.

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

Shareholders' equity has increased by 15% over the past year, with retained earnings also increasing by 15%. Unrealized holding gains totaled $1,879,000 as of September 30, 1997. The tier I leverage ratio was 7.93% as of September 30, 1997, up from 7.34% as of the same date in 1996. Similarly, the risk-based capital ratio increased from 11.53% as of September 30, 1996 to 12.59% as of the end of the most recent quarter.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

    (a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting was held on May 13, 1997. The results of the votes (expressed in pre-split totals) on the matters presented to shareholders were disclosed in the Form 10-Q for the quarter ended June 30, 1997.

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

  (11) Statement re: computation of earnings per share

  (27) Financial Data Schedule

The Corporation did not file a report on Form 8-K during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SECOND BANCORP, INC.


Date: November 14, 1997             /s/ David L.  Kellerman
      -----------------             --- ----- --  ---------
                                    David L. Kellerman, Treasurer

                                    Signing on behalf of the registrant and as principal accounting officer and principal financial officer.