Form 10-K405
period 1997-12-31
SECOND BANCORP INC
filed 1998-03-27
CIK 803112

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

  ----- TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL ENDED DECEMBER 31, 1997

Commission File Number: 0-15624

                          SECOND BANCORP, INCORPORATED
               (Exact name of registrant as specified in charter)

             OHIO                                                34-1547453
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   108 MAIN AVENUE, SW, WARREN, OHIO                                44482
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes ___X___                    No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998 as reported on the Nasdaq National Market System, was approximately $184,428,603. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 1998, registrant had outstanding 6,830,689 of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders' meeting to be held on May 12, 1998 are incorporated by reference into Part III.


================================================================================

                                     PART I.

ITEM 1. BUSINESS.


General.

Second Bancorp, Incorporated, (the "Company") is a one-bank holding company which owns The Second National Bank of Warren (the "Bank"), a Warren, Ohio based commercial bank. Operating through twenty-six branches and one loan production office, the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a five county area in northeastern Ohio. At December 31, 1997, the Company had consolidated total assets of $913 million, deposits of $703 million and shareholders' equity of $79 million. At June 30, 1997, the Bank had the second highest market share in Trumbull County, Ohio, the fourth highest market share in Ashtabula County, Ohio and the fourth highest market share in Portage County, Ohio with 13.8%, 8.9% and 9.3% of all bank, thrift and credit union deposits, respectively, according to an independent survey.

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

In 1997, Second Bancorp, Inc. posted yet another record year for asset growth and profitability. The "Facts and Figures" of our annual report tell an important story about a regional community bank that has a strategic vision for itself. Moreover, they convey an important message to our shareholders, customers, and employees that their investment is a solid one.

At Second National Bank, the facts and figures also encapsulate the efforts of hundreds of employees and a management team who have embraced a set of core values: timely service, accessibility, high performance employees, accuracy and efficiency, effective communications. We believe that this approach to business--instilling everything we do with value--sets us apart from other financial institutions.

The pursuit of value directed all of our efforts in 1997: from expanded employee benefits and the development of new products and services, to added customer conveniences, innovative business lending, and major technological advancements. The results yielded another year of growth and performance--and paved the way for future achievement at Second National Bank.

CORE VALUES

In 1997, Second National Bank embarked on a year-long initiative that challenged employees to adopt the Bank's core values as their own. As a result of this initiative, our employees successfully incorporated Second National's core values into their daily work performance, taking Second National's customer service to a new level.

Because our value banking strategy relies heavily on the employees of Second National Bank, we continued to make significant investments in our training, recognition, and benefits programs. Second National made a major commitment to its work force--and created a powerful recruitment and retention tool--by offering additional benefits to part-time employees. Part-time staff now has access to several new benefits, including medical coverage, life insurance, and the flexible-savings program, in addition to a pension, 401(k) savings plan, and a paid vacation.

Many Second National employees also continued to take advantage of Second Bancorp, Inc.'s Dividend Reinvestment Program (DRIP). Of the 331 current employees who have received a personal gift of Second Bancorp stock from the Executive Management Committee and Boards of Directors during the last three years, more than 90 percent are currently participating in the DRIP.

CUSTOMER SERVICE

For our customers who equate value with convenience, Second National expanded its network of automated teller machines in 1997 by installing 11 additional ATMs. With 25 ATMs throughout our Northeast Ohio branch network, Second National Bank is now more accessible and more competitive. We also expanded lobby hours during the week and on Saturdays in several Ashtabula and Portage County offices to accommodate customer needs.

NEW RAVENNA OFFICE

Second National began construction of a new office in the city of Ravenna in Portage County, where the Bank maintains a significant and growing market share. In early 1998, Second National's current Ravenna office will be relocated to a new 3,000 square foot building with substantially expanded capabilities. The new Ravenna branch will offer a full staff of specialized banking professionals in addition to two auto-teller lanes, a drive-up ATM, and dedicated parking.

TECHNOLOGY: ALLTEL HORIZON BANKING SYSTEM

With the installation of a new core application processor, the ALLTEL Horizon Banking System, Second National Bank took a quantum leap into the future.

The ALLTEL Horizon System is a feature-rich, state-of-the-art data processing system specifically designed for banks with assets between $1 and 10 billion. The IBM AS/400-based system offers Second National tremendous advantages, including greater control and flexibility, cost efficiencies, and enhanced reporting and analysis capabilities, and Year 2000 compliance.


The new system has reduced the overnight data processing cycle by 66%. In addition, the ALLTELL Horizon System has dramatically improved Second National's product development capabilities. The flexibility of the new software enables the Bank to respond more quickly to changes within the marketplace--and at a lower cost. Within the new processing environment, we are able to introduce or modify products and services virtually overnight.

Because all applications within the core processing solution are interconnected, the system has also significantly increased Second National's capabilities in data gathering, reporting, and analysis. Our new database software has unlimited potential to pull and combine data from any and all applications instantaneously. The open architecture of the system also enables Second National to retain various existing subsystems and will allow for the addition of new technology modules that meet both Bank and customer needs.

WEB SITES

Second National Bank entered cyberspace in 1997 by opening two informational web sites on the Internet.

The Bank's home page at www.secondnationalbank.com contains a complete description of the Bank and all of our products and services, as well as job listings and a financial calculator where loan payments and savings plans can be estimated.

An Internet presence was also established for Second National's parent company, Second Bancorp, Inc. Information on Second Bancorp that is of special interest to the investor is now available through the web site of PR Newswire at www.prnewswire.com.

TRUST DIVISION

Second National Bank's commitment to innovation continued to be exemplified by the Trust Division, which marked its eighth year of record earnings and asset growth in 1997.

Second National was one of the first banks in the state of Ohio to market an Institutional Trust Program, which offers our trust services--from investment and pension services, to estate planning and probate administration--to the customers of other financial institutions that do not offer their own trust services. During 1997, a total of 10 financial institutions throughout Ohio contracted with Second National and began utilizing our Institutional Trust Program.

Second National's Trust Division continued to receive national recognition for its investment returns. Nelson's Investment Manager Database ranked Second National's Fixed Income Pension Trust as the best in the nation for the 1, 3, 5 and 10 year periods ending March 31, 1997. The Bank's Equity Fund was also cited as one of the top performing money managers in Nelson Publication's World's Best Money Managers. The fund was ranked 36th among 272 growth and value equity funds for the quarter ending June 30, 1997.

COMMERCIAL LENDING

Second National Bank's Commercial Lending Division maintained its status as an aggressive and innovative commercial lender in 1997. The Commercial Lending Division remained a leader in U.S. Small Business Administration (SBA) lending, extending 50 SBA loans worth $7.5 million. For fiscal year 1997, that volume ranked Second National second among the top community bank SBA lenders and sixth within the entire Cleveland district.

By specializing in SBA lending, Second National provides local businesses with the products and services they need most. At the same time, Second National sells the guaranteed portion of SBA loans, providing the Bank with an important source of non-interest income.

RETAIL LENDING

With an increased emphasis on consumer lending, both real estate and other consumer products have flourished at Second National.

A greater variety of products and outstanding service led to a record year in mortgage loans--by year-end, outstanding balances of over $79 million were up 25 percent over 1996. Mortgage loan fee income and gains on secondary market sales of more than $700,000 were 31.9 percent greater than 1996. With outstanding balances of $17 million, home equity loans increased 46 percent over 1996.

OUTSTANDING CORPORATE PHILANTHROPIST

Second National Bank continued its positive impact on the communities it serves by being actively involved and supportive of charitable, civic, and social services organizations. The Bank was recognized for these efforts by the National Society of Fund Raising Executives Eastern Chapter, which presented Second National with the 1997 Outstanding Corporate Philanthropist Award.

Second National received this recognition for its exemplary record of civic responsibility in support of philanthropic causes, our impact on non-profit programs, and the way in which the Bank has encouraged creative and innovative programs.

SECOND BANCORP CHARITABLE FOUNDATION

To ensure the future of charitable giving at Second National, the Second Bancorp Charitable Foundation was established in 1997. The foundation was funded with over $800,000 in investment securities in anticipation of a costly change in the federal tax code disallowing current market value tax deductions on charitable donations. The move will enable the Bank to realize a tax savings over the next decade while eliminating the need to expense annual charitable contributions to the operating budget.

1998

In 1998, we will continue to focus on providing the best value to Second National customers--a banking strategy we believe will yield the best return for our shareholders. Well-trained employees, high-quality customer service, new technologies, and expanded delivery systems are among our priorities for the year.

SERVICE DELIVERY

To give our customers greater and more convenient access to Second National, we plan to expand our branch network as well as offer additional alternative delivery channels.

We will venture beyond our current five-county marketplace in 1998 by opening new Second National locations within contiguous counties. With an established customer base in Fairlawn growing westward, we have targeted the economically vibrant area of Medina for a new mini-branch.

To accommodate the extraordinary growth of Second National's Akron and Poland offices, we will expand both of these branches in 1998. With increased square footage, these offices will provide additional specialty products and services through a full complement of financial professionals.

ALTERNATIVE DELIVERY CHANNELS

For customers looking for ways to utilize Second National services without visiting our "brick and mortar" offices, we will continue to expand our alternative delivery channels. In 1998, we plan to add two important services that will significantly enhance remote access to Second National: an interactive voice response (IVR) system and a Call Center. With these new services, Second National customers will be able to do virtually anything they can do in a branch--all via the telephone.

INTERACTIVE VOICE RESPONSE SYSTEM

The interactive voice response (IVR) system will provide 24-hour automated access, allowing our customers to retrieve basic account information and perform monetary transactions using a touch-tone phone. In conjunction with a bill payment module, the IVR will also allow customers to pay virtually any bill by telephone, 24 hours a day.

CALL CENTER

The second alternative delivery initiative of 1998 will be the conversion of the Bank's Customer Information Center into a 24-hour telephone banking center. The new Call Center will extend the sales and service efforts of our branch employees by providing customers with telephone access to Second National personal bankers during expanded hours.

The Call Center project will be carefully monitored and evaluated, allowing Second National to modify the program based on customer utilization. Our evaluation process will include benchmarking "outside the box" with non-bank retailers that represent the best in their class for call centers.

As remote banking strategies become increasingly popular in the marketplace, we will continue to monitor the preferences of Second National's specific customer base, in addition to evaluating our ability to provide new applications profitably.

PC-TO-PC BANKING

One specific channel we will extensively research in 1998 is PC-to-PC banking for our retail customers. We plan to evaluate several options, including the conversion of our static website into an interactive site, giving careful consideration to Internet security and technology. We will also explore the feasibility of migrating the interactive voice response (IVR) system from a telephone to a personal computer environment. Other on-line banking options Second National will review include proprietary personal financial systems, such as Microsoft Money(R) and Intuit's Quicken(R), and the AutoLink(SM) cash management module, which currently provides PC-to-PC banking to our corporate customers.

PREPARING FOR THE 21ST CENTURY

With the turn of the century on the horizon, Second National Bank has committed the resources and personnel required to manage the Bank's transition into the 21st century and to comply with Year 2000 requirements. Our Year 2000, or Y2K, team is carefully evaluating the date change and its effect on Second National. The group has developed an overall strategy including discovery, planning, and implementation processes to manage the Bank's compliance program.

VALUE BANKING

To continually reinforce Second National's core values, Executive Management has made a commitment to work one-on-one with department managers and branch managers of the Bank to drive our customer service--and profitability --to new levels. Under the guidance of our executive managers, Second National employees will continue to incorporate the core values into their daily work routine, while making individual contributions to sales and increased return on assets.

By combining these initiatives with an ongoing focus on our customers and their financial needs, we expect to establish and maintain real value in all our stakeholder relationships.

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

Regulation.

The Company is a one bank holding company and is regulated by the Federal Reserve Bank (the "FRB"). The Bank is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Dramatic changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and the Company's capital position as of December 31, 1997 and 1996 are presented in footnote 12 of Item 8; Financial Statements and Supplementary Data and is hereby incorporated by reference.

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


Interstate Banking and Branching Legislation

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized interstate acquisitions of banks and bank holding companies without geographic constraint beginning September 29, 1995. Beginning June 1, 1997, the IBBEA also authorizes banks to merge with banks located in another state provided that neither state has "opted out" of interstate branching between September 29, 1994 and May 31, 1997. States could also enact legislation permitting interstate merger transactions prior to June 1, 1997. After acquiring interstate branches through a merger, a bank may establish additional branches in that state at the same locations as any bank involved in the merger could have established branches under state and federal law. In addition, a bank may establish a de novo branch in another state that expressly permits the establishment of such branches. A bank that establishes a de novo interstate branch may thereafter establish additional branches on the same basis as a bank that has established interstate branches through a merger transaction.

If a state "opts out" of interstate branching, no bank from another state may establish a branch in that state, whether through a merger of de novo establishment. As of June 1, 1997, Pennsylvania, the state in closest proximity to the Bank, has opted to permit interstate branching, creating the possibility of branching into that state. To date, the Bank has taken no action to branch into Pennsylvania or any other state, however the Bank may do so in the future.

Employees.

The number of full time equivalent employees of the Company as of December 31, 1997 was approximately 373. The Company considers its employee relations to be good. None of the employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES.

The Company's executive offices are located at the Bank's main office building in Warren, Ohio, which is leased by the Bank under a long-term triple net lease agreement with a term, including optional renewals, expiring on October 31, 2029. The Bank has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time. The Bank owns four of its branch locations, while the Bank's 22 other branch and loan production office locations are leased under lease and sublease agreements with remaining terms of 1 to 14 years. The Bank also has leases for record retention and office space with remaining lease terms of two and eight years, respectively.

ITEM 3. LEGAL PROCEEDINGS.

The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the financial position, liquidity or results of operations of the Company.


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

Name                       Age              Position and Experience       Year Appointed
-------------------------------------------------------------------------------------------
Alan G. Brant                65             Chairman and President of           1987
                                            Second Bancorp, Inc. and
                                            Chief Executive Officer of
                                            The Second National Bank of
                                            Warren.

David H. Dye                 53             Senior Vice President of Second     1997
                                            Bancorp, Inc. and Executive
                                            Vice President and Chief Lending
                                            Officer of The Second National Bank
                                            of Warren. Prior to 1997, Regional
                                            President of Star Bank, N.A.

Joseph D. Rusnak             57             Executive Vice President of         1996
                                            Second Bancorp, Inc. and Vice
                                            President of The Second
                                            National Bank of Warren. Prior
                                            to 1996, President of Horizon
                                            Savings Bank and prior to that
                                            Vice President of Society Bank.

Christopher Stanitz          49             Senior Vice President of            1992
                                            Second Bancorp, Inc. and Vice
                                            President of The Second
                                            National Bank of Warren. Prior
                                            to 1992, Associate Counsel of
                                            Ameritrust, NA.

David L. Kellerman           40             Treasurer of Second Bancorp,        1987
                                            Inc. and Senior Vice President and
                                            Chief Financial Officer of The
                                            Second National Bank of Warren.

William Hanshaw              45             Executive Officer of Second         1989
                                            Bancorp, Inc. and Senior
                                            Vice President of The Second
                                            National Bank of Warren.

Diane C. Bastic              54             Executive Officer of Second         1985
                                            Bancorp, Inc. and Senior
                                            Vice President of The Second
                                            National Bank of Warren.

Darryl E. Mast               47             Executive Officer of Second         1986
                                            Bancorp, Inc. and Senior Vice
                                            President of The Second
                                            National Bank of Warren.

Terry L. Myers               48             Executive Officer of Second         1986
                                            Bancorp, Inc. and Senior Vice
                                            President of The Second
                                            National Bank of Warren.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Company's Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the trading symbol SECD. As of March 13, 1998, the number of shareholders of record of the Common Stock totaled 2,126. The detail of stock prices and dividend payments are incorporated herein by reference to
Item 7; Management's Discussion and Analysis of Financial Condition and Results of Operations. Dividend restrictions are detailed in footnote 12 of Item 8; Financial Statements and Supplementary Data and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997

--------------------------------------------------------------------------------
           This Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying footnotes beginning on page 21.

           SELECTED FINANCIAL DATA

           Year ended December 31                                     1997          1996          1995          1994          1993
           Results of Operations:
              Interest income                                   $   68,247    $   65,646    $   62,544    $   52,115    $   46,603
              Interest expense                                      33,496        31,785        30,803        22,064        19,340
                                                                ------------------------------------------------------------------
              Net interest income                                   34,751        33,861        31,741        30,051        27,263
              Provision for loan losses                              3,939         4,956         3,000         2,370         2,555
              Other income                                           9,204         8,479         7,545         4,979         4,822
              Other expense                                         28,591        26,276        26,026        23,627        21,381
                                                                ------------------------------------------------------------------
              Income before Federal income taxes                    11,425        11,108        10,260         9,033         8,149
              Federal tax expense                                    2,450         2,556         2,695         2,390         2,142
                                                                ------------------------------------------------------------------
              Net income                                        $    8,975    $    8,552    $    7,565    $    6,643    $    6,007
                                                                ==================================================================
           Per Common Share Data: (1)
              Basic earnings                                    $     1.33    $     1.33    $     1.29    $     1.11    $      .99
              Diluted earnings                                        1.32          1.27          1.13          1.00           .91
              Cash dividends                                           .48           .44           .38           .32           .29
              Book value, December 31                                11.68         10.34         10.40          8.50          8.26
              Market value, December 31                              25.38         15.69         14.38         10.75         10.67
              Weighted average shares outstanding (1)
                Basic                                            6,749,435     6,070,666     5,056,242     4,998,408     4,976,278
                Diluted                                          6,810,266     6,749,552     6,685,384     6,624,652     6,597,452
              Shares outstanding at year-end (1)                 6,800,263     6,697,174     5,124,082     5,018,632     4,977,807
           Per Preferred Share Data:
              Cash dividends                                           n/a    $      .75    $     1.50    $     1.50    $     1.50
              Market value, December 31                                n/a           n/a         31.50         23.75         27.00
           Balance Sheet Data:
              As of December 31:
                Total assets                                    $  913,480    $  867,279    $  833,912    $  787,189    $  674,575
              Loans, net                                           559,637       558,437       527,442       499,772       465,841
              Deposits                                             703,266       669,397       657,851       615,763       554,497
              Shareholders' equity                                  79,428        69,237        66,033        55,883        54,362
              Averages:
                Total assets                                       897,104       850,662       807,215       717,904       640,516
                Earning assets                                     841,333       792,239       750,355       675,257       602,965
                Loans                                              573,777       558,373       526,202       481,135       444,894
                Deposits                                           669,678       663,544       637,453       580,012       532,896
                Shareholders' equity                                73,077        66,149        59,805        54,917        52,491
           Ratios:
              Return on average assets                                1.00%         1.01%          .94%          .93%          .94%
              Return on average total
                shareholders' equity                                 12.28         12.93         12.65         12.10         11.44
              Return on average common
                shareholders' equity                                 12.28         14.01         13.92         13.35         12.56
              Net interest margin                                     4.34          4.47          4.40          4.63          4.72
              Net overhead ratio                                      2.38          2.30          2.55          2.76          2.76
              Efficiency ratio                                       63.31         60.55         65.21         65.25         64.41
              Dividend pay-out                                       36.19         34.78         29.67         28.77         29.62
              Average loans to average deposits                      85.68         84.15         82.55         82.95         83.49
              Allowance for loan losses as a percent of loans         1.21          1.29          1.26          1.21          1.14
              Net charge-offs as a percent of average loans            .76           .79           .45           .34           .34
              Non-performing loans to total loans                      .97          1.58           .78          1.09           .95
              Allowance for loans losses to
                non-performing loans                                125.20         81.63        162.09        110.86        119.88
              Tier I leverage ratio                                   8.22          7.75          7.39          7.48          8.03

          (1) Amounts have been retroactively restated for the two-for-one stock split, effective May 1, 1997 and the three-for-two stock split, effective May 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
--------------------------------------------------------------------------------
           RESULTS OF OPERATIONS

           Net income for 1997 was a record $8,975, an increase of 5% over the net income reported for 1996. Net income for 1996 was $8,552 and was 13% greater than net income reported in 1995 of $7,565. Over the past four years, net income growth has averaged 11% annually. The Corporation's return on average assets ("ROA") was 1.00%, 1.01% and .94% for 1997, 1996 and 1995, respectively. The total shareholders' return on average equity ("ROE") was also reduced slightly in 1997 at 12.28% as compared to 12.93% in 1996 and 12.65% in 1995. An increase in common stock of nearly $1.2 million was generated through the dividend reinvestment program in 1997, thereby increasing the shareholders' equity balances and contributing to the reduced level of ROE.

           Basic earnings per common share was $1.33 per share in 1997, the same level achieved in 1996. Basic earnings per share was $1.29 in 1995. Diluted earnings per share, which takes into effect the dilutive impact of the preferred stock which was present through mid-1996, were $1.32 per share in 1997 and represents a 4% increase from the prior year. Diluted earnings per share were $1.27 and 1.13 in 1996 and 1995, respectively. The Corporation declared a two-for-one stock split for the common stock effective May 1, 1997. The Corporation's common stock, trading under the NASDAQ symbol of SECD, has reflected the improved earnings performance of the Corporation, increasing to a split adjusted $25.38 per share as of December 31, 1997 from $15.69 per share at December 31, 1996. This price represents a 62% increase over the closing price for 1996 and also represents a price of 217% of book value. Dividends declared in 1997 totaled $.48 per share. This represents an increase of 9% over 1996, when dividends declared were $.44 per share. This also continues the Corporation's record of increased dividends for each of the 10 years since the holding company's inception in 1987.

           Revenue continues to be provided primarily from interest and fees on loans which totaled $51,908, $51,361 and $49,113 in 1997, 1996 and
           1995, respectively. This represents 67.0%, 69.3% and 70.1% of total revenues for those years. Interest income is also a major source of revenue, contributing 20.3%, 18.9% and 18.3% of revenues in 1997, 1996 and 1995, respectively.


-------------------------------------------------------------------------------
           NET INTEREST INCOME

           The Corporation was able to increase the net interest income in 1997 through the growth in earning assets achieved during the year. Net interest income increased by 2.6% from $33,861 in 1996 to $34,751 in 1997. Average earning assets increased by 6% to $841,333 in 1997 over 1996. Similarly, net interest income increased by 6.7% from 1995 to 1996 while average earning assets increased by 5.6%. The Corporation's net interest margin declined in 1997 to 4.34% from 4.47% in 1996. The Corporation continues to face tightening pressures on the net interest margin. A flattening yield curve, slower overall loan growth and increased competition over deposits have contributed to lower the margin during the past year. Late in 1996, the Bank substantially reduced the amount of loans made via its indirect automobile lending program. Typically, only "A" rated loans are now being accepted. Previously, all quality ranges from "A" to "D" were accepted and priced according to risk assumed. The outstanding balance of indirect automobile loans declined from $156 million as of December 31, 1996 to $118 million as of December 31, 1997. Otherwise, loan balances have increased by 11% during 1997 to $451 million at year-end. Net loan balances represented 61%, 64% and 63% of assets at December 31, 1997, 1996 and 1995, respectively. Deposits averaged $670 million in 1997, representing a 1% increase over 1996. Funding growth was concentrated in time deposits, retail repurchase agreements and Federal Home Loan Bank advances. The growth in these higher cost categories generated an increase in the average funding cost from 4.52% to 4.56% in 1997.

           The relationship between net interest income, FTE net interest income, earning assets and net interest margin for the past three years follows:


                                                                1997        1996        1995

           Net interest income - per financial statements   $ 34,751    $ 33,861    $ 31,741
           Tax equivalent adjustment                           1,798       1,517       1,260
                                                           ---------------------------------
           Net interest income - FTE                        $ 36,549    $ 35,378    $ 33,001
                                                           =================================
           Average earning assets                           $841,333    $792,239    $750,355
           Net interest margin                                  4.34%       4.47%       4.40%

           Net interest income can be analyzed through the use of the Yields Analysis table. The table shows a three-year comparison of the average balance of interest earning assets and interest bearing liabilities along with interest and yields associated with them.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
--------------------------------------------------------------------------------
           YIELDS ANALYSIS

           Year Ended December 31

                                                        1997                     1996                             1995
                                             AVERAGE          YIELD/  AVERAGE               YIELD/    AVERAGE                YIELD/
                                             BALANCE INTEREST  RATE   BALANCE  INTEREST     RATE      BALANCE     INTEREST  RATE
           ASSETS
           Interest earning assets:
              Taxable loans (1) (3)        $560,630  $51,272   9.15%  $544,797   $50,621    9.29%    $512,166     $48,303      9.43%
              Tax-exempt loans (2)           13,147      964   7.33     13,576     1,121    8.26       14,036       1,227      8.74
              Taxable securities            199,137   12,869   6.46    184,433    11,789    6.39      182,291      11,167      6.13
              Tax-exempt securities          57,228    4,324   7.56     44,000     3,341    7.59       31,232       2,478      7.93
              Federal funds sold             11,191      616   5.50      5,433       291    5.36       10,630         629      5.92
                                           ----------------------------------------------------------------------------------------
              Total interest earning assets 841,333   70,045   8.33    792,239    67,163    8.48      750,355      63,804      8.50

           Non-interest earning assets:
              Cash and demand balances
                due from banks               26,092                     27,412                         27,550
           Properties and equipment           9,676                      7,851                          6,064
           Accrued interest receivable        5,490                      4,377                          4,423
           Goodwill and intangible assets     3,322                      4,134                          5,069
           Other assets                      18,464                     22,041                         20,105
           Less: Reserve for loan losses     (7,273)                    (7,392)                        (6,351)
                                           ----------------------------------------------------------------------------------------
           TOTAL                           $897,104                   $850,662                       $807,215
                                           =========================================================================================
           LIABILITIES AND SHARHOLDERS'
           EQUITY
           Interest bearing liabilities:
              Demand deposits
                - interest bearing         $ 63,160    1,135   1.80  $  68,371     1,741    2.55     $ 63,713       1,600      2.51
           Savings deposits                 154,375    4,295   2.78    160,774     4,307    2.68      178,543       5,452      3.05
           Time deposits                    368,933   20,617   5.59    359,170    20,295    5.65      322,011      18,363      5.70
           Federal funds purchased and
                securities sold under
                agreements to repurchase    110,498    5,175   4.68     89,601     3,917    4.37       89,026       4,307      4.84
           Note payable                       3,647      276   7.57      5,000       371    7.42        5,000         434      8.68
           Other borrowed funds               2,846      157   5.52      2,732       144    5.27        3,220         181      5.62
           Federal Home Loan Bank
                advances                     31,374    1,841   5.87     17,458     1,010    5.79        7,586         466      6.14
                                           ----------------------------------------------------------------------------------------
           Total interest bearing
                liabilities                 734,833   33,496   4.56    703,106    31,785    4.52      669,099      30,803      4.60

           Non-interest bearing
            liabilities:
              Demand deposits                83,210                     75,229                         73,186
           Accrued expenses and
                other liabilities             5,984                      6,178                          5,125
                                           ----------------------------------------------------------------------------------------
              Other liabilities              89,194                     81,407                         78,311
           Shareholders' equity              73,077                     66,149                         59,805
                                           ----------------------------------------------------------------------------------------
           TOTAL                           $897,104                   $850,662                       $807,215
                                           =========================================================================================
           Net interest earnings (FTE)                36,549                      35,378                           33,001
           Taxable equivalent adjustment               1,798                       1,517                            1,260
                                           ----------------------------------------------------------------------------------------
           Net interest income
              (per financial statements)             $34,751                     $33,861                          $31,741
                                           =========================================================================================
           Net yield on interest earning
              assets                                    4.34%                       4.47%                            4.40%
                                           =========================================================================================

          (1)  For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
          (2)  The tax-exempt income and yields are shown on a tax equivalent basis using the 34% marginal Federal tax rates in effect during the three years.
          (3) Loan fees are included in the interest reported for loans. Those fees amounted to $2,538 in 1997, $2,936 in 1996, and $2,610 in
               1995.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997

-------------------------------------------------------------------------------
           You can further analyze the change in net interest income by separating the volume and rate impact of the change. The following table details the breakdown of the major categories affecting the change:

                                                        1997 COMPARED TO 1996                   1996 COMPARED TO 1995
           RATE / VOLUME ANALYSIS (1)                     DUE TO CHANGE IN                        DUE TO CHANGE IN
                                                  VOLUME        RATE           NET        VOLUME        RATE          NET
           Increase (decrease) in FTE interest
            income:
              Taxable loans                      $1,471         $(820)      $  651       $3,077      $  (759)      $2,318
              Tax-exempt loans                      (35)         (122)        (157)         (40)         (66)        (106)
              Taxable securities                    940           140        1,080          131          491          622
              Tax-exempt securities               1,004           (21)         983        1,013         (150)         863
              Federal funds sold                    308            17          325         (308)         (30)        (338)
                                                 --------------------------------------------------------------------------
           Total interest bearing assets         $3,688         $(806)      $2,882       $3,873      $  (514)      $3,359
                                                 ==========================================================================
           Interest bearing liabilities:
              Demand deposits-
                interest bearing                 $ (133)        $(473)       $(606)      $  117    $      24       $  141
              Savings deposits                     (171)          159          (12)        (543)        (602)      (1,145)
              Time deposits                         552          (230)         322        2,119         (187)       1,932
              Federal funds purchased and
                securities sold under
                agreements to repurchase            914           344        1,258           28         (418)        (390)
              Note payable                         (100)            5          (95)           0          (63)         (63)
              Other borrowed funds                    6             7           13          (27)         (10)         (37)
              Federal Home Loan Bank advances       805            26          831          606          (62)         544
                                                ---------------------------------------------------------------------------
           Total interest bearing liabilities    $1,873         $(162)      $1,711       $2,300      $(1,318)      $  982
                                                ============================================================================
           Total effect on net interest income   $1,815         $(644)      $1,171       $1,573     $    804       $2,377
                                                ============================================================================

           (1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

--------------------------------------------------------------------------------
           PROVISION FOR LOAN LOSSES

           The provision for loan losses totaled $3,939 in 1997, or .69% of average loans, slightly higher than the average level of .64% over the past five years. The provision for loan losses was $4,956 in 1996, $3,000 in 1995, $2,370 in 1994 and $2,555 in 1993. The increase in 1997 can be attributed to higher than historically normal levels of net charge-offs for the commercial loan portfolio. Net charge-offs as a percent of average commercial loans were .76% in 1997 and .66% in 1996. The average net charge-off level for commercial loans from 1993 to 1995 was .15%. Consumer loan net charge-offs were lower in 1997 at 1.04% of average consumer loans as the Bank de-emphasized the indirect lending program with area automobile dealers, strictly limiting the amount of new lower quality loans.

--------------------------------------------------------------------------------
           NON-INTEREST INCOME

           Non-interest income totaled $9,204 in 1997, which represented an 8.5% increase over 1996. Service charges on deposit accounts improved by 12.5% to $3,021 in 1997. The increase is attributable to the increase in revenue from ATM services provided and improvements on the collection of return check and overdraft fees. Service charges on deposits had increased 11.6% from 1995 to 1996. Trust fee income totaled $2,562 in 1997, a 9.7% improvement over the prior year. The revenue increase was partly attributable to new trust relationships as well as increases in the market value of assets under management. Trust fee income was $2,335 in 1996 and $2,227 in 1995. Other fee income increased by 1% during 1997 and included $1,210 in combined gains from the sale of mortgages and Small Business Administration ("SBA") loans. Other income had increased by 32% the prior year through the combination of earnings from secondary mortgage and SBA sale activities, sales of annuities and mutual funds and fees earned through the successful payoff of commercial loans.

           Included in non-interest income over the past three years were pre-tax gains on the sale of securities. During 1997, the Corporation established a charitable foundation to carry on the Corporation's many charitable and civic activities. The gain realized on the appreciated stock donated to the foundation was $352, which represented a significant portion of the total gains realized in 1997 of $595. On November 15, 1995, the Financial Accounting Standards Board (FASB) staff issued a special report, "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of the special report, the Bank reclassified all debt securities as available-for-sale. Since the reclassification, the Corporation adjusts the structure of the security portfolio from time to time to adjust to various market conditions. The adjustments generated $462 and $634 in 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------
           NON-INTEREST EXPENSE

           The Corporation continues to emphasize expense control and to be efficient in its utilization of resources to manage assets. Non-interest expenses as a percentage of average assets were 3.19% in 1997 compared to 3.09% on 1996 and 3.22% in 1995. Excluding the non-recurring charge to operations for the donation of $824 of stock to the charitable foundation, the ratio would have been 3.10% in 1997. The table below details the percentage change in each non-interest expense category over the past three years:

                                                                            PERCENTAGE CHANGE
                                                                1997 OVER 1996           1996 OVER 1995
           Salaries and benefits                                      7%                       8%
           Net occupancy                                              3                        2
           Equipment                                                 34                       15
           Professional services                                     13                       (9)
           Assessment on deposits and other taxes                     7                      (54)
           Amortization of goodwill and other intangibles           (13)                     (14)
           Other expenses                                            12                        7

           Equipment expense increased by 34% in 1997 due primarily to the cost inherent in the conversion of the core processing system from a third party provider to an in-house operating environment. Professional service costs increased in 1997 as the Corporation continued to outsource various functions that would not be cost-effective to manage in-house. Excluding the one-time charge for donating stock to the charitable foundation, other expenses would have actually decreased by $90, or 1.5%.

------------------------------------------------------------------------------
           INCOME TAXES

           The provision for income taxes was $2,450, $2,556, and $2,695 in 1997, 1996, and 1995, respectively. The effective tax rate for the Corporation was 21.4%, 23.0%, and 26.3% during the same periods. The reduction in the effective tax rate in 1997 was due to the continuation of the accumulation of tax-exempt securities and the realization of investment tax credits through the Bank's participation in low-income housing projects.


-------------------------------------------------------------------------------
           BALANCE SHEET

           The average asset growth rate has averaged 9% over the past four years. The 1997 growth rate in average assets was 5.5%. The slower growth rate is attributable to both a lack of acquisitions during the past three years and the planned de-emphasis of the indirect automobile lending program. Also as an industry, banks are experiencing slower deposit growth rates due to increased competition from non-traditional alternatives, especially mutual funds. Deposit balances finished the year totaling in excess of $700 million, representing an increase of 5% from the previous year-end. Deposits grew 2% from December 31, 1995 to December 31, 1996.

-------------------------------------------------------------------------------
           EARNING ASSETS

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

           Subsequent to the transfer, securities were purchased to satisfy yield enhancement, liquidity, interest rate risk management, and pledging needs. Purchases in longer maturities that provided yield enhancement included purchases of tax-exempt securities which provide the additional benefit of tax reduction. Prior to November 30, 1995, the Corporation's strategy was to place into available-for-sale, securities with a shorter average maturity structure of approximately 2 years to provide for liquidity and flexibility in interest rate risk management. Securities determined to meet the held-to-maturity criteria were purchased with a longer average maturity structure of 4 to 5 years and an emphasis on yield enhancement.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------

          The securities portfolio totaled $280,010 as of December 31, 1997. That balance represents a 21% increase over the prior year-end. The December 31, 1996 balance of $231,324 was 2% less than the prior year-end. Since average asset growth for 1997 and 1996 was in excess of 5% for both years, the growth in securities had an inverse relationship to relative strength of loan growth over those same two years. Average loan growth was less than 3% in 1997, while in 1996 average loans grew by 6%. The growth in securities in 1997 was spread amongst all categories as the stated objectives were achieved. During 1996, tax-exempt securities and mortgage-backed securities increased by 49% and 12%, respectively while U.S. Treasury government agency securities decreased by 28%.

          The average yield on the portfolio increased from 6.5% as of December 31, 1995 to 6.7% on December 31, 1996 to 6.8% at the end of 1997. The Corporation accomplished the improvement in yield in 1997 while overall interest rates were moving downward. Also during the past year, the Corporation realized $595 in net gains on the sale of securities. In 1996 and 1995, net security gains totaled $462 and $634, respectively. As interest rates have fluctuated over the past two years, the Corporation's net unrealized gain or loss position for the portfolio has fluctuated also. The position has moved from an unrealized gain of $3,407 as of December 31, 1995 to an unrealized loss of $37 as of December 31, 1996 to an unrealized gain position of $4,569 as of the latest year-end.

          Summary yield and maturity information regarding the securities portfolios on December 31 follows. Yields are calculated on a fully taxable equivalent basis using the marginal Federal income tax rate of 34% for 1997.

                                                                                        BOOK VALUE
                                                                      1997                          1996            1995
                                                                   AVAILABLE-          1997      AVAILABLE-      AVAILABLE-
                                                                    FOR-SALE          YIELD       FOR-SALE        FOR-SALE
           U.S. Treasury and other U.S. Government agencies
              and corporations:
              Under 1 year                                        $  40,270              5.7%    $  23,912      $  32,028
              1 to 5 years                                           36,478              6.4        35,689         48,541
              5 to 10 years                                          16,299              7.1        16,926         21,183
              Over 10 years                                               0              0.0             0          3,971
                                                                  ---------------------------------------------------------
                Total                                                93,047              6.2        76,527        105,723

           Obligations of states and political subdivisions:
              Under 1 year                                            2,686              8.1         3,126          3,535
              1 to 5 years                                           20,905              8.0        13,348         11,551
              5 to 10 years                                          32,631              7.6        28,881         16,091
              Over 10 years                                           6,809              7.4         6,395          3,503
                                                                  ---------------------------------------------------------
              Total                                                  63,031              7.7        51,750         34,680

           Corporate:
              Under 1 year                                                0              0.0         1,002          1,017
              1 to 5 years                                           10,288              6.4             0          6,013
              5 to 10 years                                               0              0.0             0              0
              Over 10 years                                               0              0.0             0              0
                                                                  ---------------------------------------------------------
                Total                                                10,288              6.4         1,002          7,030

           Mortgage-backed securities                               106,334              6.9        95,554         85,546
           Equity securities                                          7,310              7.1         6,491          3,555
                                                                  ---------------------------------------------------------
                                                                   $280,010              6.8%     $231,324       $236,534
                                                                  =========================================================


           Mortgage-backed securities have various stated maturities through September 2027. The estimated weighted-average maturity of this segment of the portfolio is 4.6 years.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------


           LOANS:

          Listed below is the Corporation's loan distribution at the end of each of the last 5 years:

                                                       1997           1996           1995            1994           1993

           Commercial                               $306,746       $297,347       $269,248        $238,053       $217,529
           Consumer                                  180,588        205,409        195,752         202,343        176,409
           Real estate mortgage                       79,158         62,981         69,190          65,502         54,154
           Loans held-for-sale                             0              0              0               0         23,141
                                                    -----------------------------------------------------------------------
           Balance December 31                      $566,492       $565,737       $534,190        $505,898       $471,233
                                                    ======================================================================

          The Corporation continues to emphasize growth in commercial balances through its calling program targeting medium size companies. Commercial loan balances have increased by 41% since December 31, 1993, closing the current year at $307 million. Commercial loans have grown by 3%, 10% and 13% in 1997, 1996 and 1995, respectively.

          An analysis of maturity and interest rate sensitivity of commercial loans as of December 31, 1997 follows:

                                                                    ONE YEAR         ONE TO          OVER
                                                                     OR LESS       FIVE YEARS     FIVE YEARS        TOTAL

           Fixed rate                                               $16,756        $33,267        $ 82,476       $132,499
           Variable rate                                             60,643         32,246          81,358        174,247
                                                                    -------------------------------------------------------
           Total commercial loans                                   $77,399        $65,513        $163,834       $306,746
                                                                    =======================================================

          The Bank de-emphasized its indirect lending program with automobile dealers within the Bank's primary market areas in 1996, choosing to permit more funds to be available to allow for commercial and real estate loan growth. In 1996, the Bank shifted its focus on indirect lending, strictly limiting the acquisition of lower-quality "C" and "D" type paper. Prior to that, the Bank accepted a higher volume of lower-quality paper utilizing a tiered pricing system designed to compensate the Bank for the higher risk associated with the loans. The volume of direct consumer lending through the retail branch system has increased from approximately 17% of total consumer production in 1995 to 22% in 1996 to 45% in 1997. The Bank is still active in generating loans from automobile dealers within the Bank's five-county market area; however, future growth is targeted in higher-quality loans. The Bank had outstanding $118 million and $156 million in indirect automobile loans at the end of 1997 and 1996, respectively. The charge-off and accounting policy regarding indirect automobile loans does not differ from the policies discussed in Note 1.

          With the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights" in 1995, the Corporation was required to recognize as separate assets the value of mortgage servicing rights, whether the rights are acquired through loan origination activities or through purchase activities, virtually eliminating the opportunity to build a servicing portfolio that would generate a strong source of non-interest income in years of either strong or weak originations. The adoption of the standard prompted the Corporation to introduce a servicing released rate for purchasers that was lower than the normal rate offered for the service-retained product. The Corporation emphasizes real estate lending through its branch network, reaching a broad range of customers. The Corporation has benefited from this approach along with the use of mortgage loan originators and correspondent lender relationships to originate $66 million in mortgages originated in 1997 versus $44.5 million in 1996 and $34 million in 1995. Loans sold into the secondary market totaled $38 million in 1997, $38 million in 1996 and $18 million in 1995 generating net revenues of $712 in 1997, $519 in 1996 and $327 in 1995. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities, generate a net gain (including origination fee income) from the sale, limit the interest rate risk caused by holding long-term, fixed-rate loans and build a portfolio of serviced loans which generate fee income for the Corporation. The serviced portfolio of mortgages totaled $39.2 and $44.6 million as of December 31, 1997 and 1996, respectively.

          The Corporation is also generating an increasing volume of Small Business Administration ("SBA") loans. Of the SBA loans originated in 1997, $4.5 million of the guaranteed portions of the loans were sold. The sales generated $498 in net revenues, including $143 in revenues from the value of the servicing retained. The amount of SBA loans being serviced by the Corporation totaled approximately $7.7 million and $3.4 million at December 31, 1997 and 1996, respectively.

          The Corporation's loans are granted to customers within the immediate trade area of the Corporation. The mix is diverse, covering a wide range of borrowers. The Corporation monitors and controls concentrations within a particular industry or segment. As of December 31, 1997, the Corporation had a concentration in commercial real estate loans totaling approximately $206 million, approximately 69% of which were owner-occupied businesses, including medical office buildings, retail and fast-food restaurants, and automobile dealerships within the Corporation's market area.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------


           ASSET QUALITY
           The reserve for loan losses is analyzed in the table below:

           Year Ended December 31                      1997            1996           1995           1994            1993
           Balance at January 1                       $7,300         $6,748         $6,126          $5,392         $4,350
           Charge-offs:
              Commercial                               2,413          2,051            775             535            563
              Real estate                                  0              1              5               7              9
              Consumer                                 2,725          3,128          2,220           1,712          1,366
                                                      --------------------------------------------------------------------
                                                       5,138          5,180          3,000           2,254          1,938
           Recoveries:
              Commercial                                 108            155            312             310            217
              Real estate                                  0              0              0              14              3
              Consumer                                   646            621            310             294            205
                                                      --------------------------------------------------------------------
                                                         754            776            622             618            425
                                                      --------------------------------------------------------------------
           Net charge-offs                             4,384          4,404          2,378           1,636          1,513

           Additions:
              Charged to operations                    3,939          4,956          3,000           2,370          2,555
                                                      --------------------------------------------------------------------
           Balance at December 31                     $6,855         $7,300         $6,748          $6,126         $5,392
                                                      ====================================================================

           Reserve for loan losses as a percentage
              of year end loans                         1.21%          1.29%          1.26%           1.21%          1.14%
           Reserve for loan losses as a percentage
              of non-performing assets                   125%            82%           161%            111%           120%

          Net charge-offs as a percent of average loans by major loan category are shown below:

           Year Ended December 31                          1997            1996           1995           1994            1993
           Commercial                                       .76%           .66%           .18%            .10%           .18%
           Real estate mortgage                             .00            .00            .01            (.01)           .01
           Consumer                                        1.04           1.27            .95             .72            .60

           Total net charge-offs to average loans           .76            .79            .45             .34            .34


          The balance of the reserve for loan losses has increased steadily from 1993 to 1996 and finished 1997 slightly lower at $6,855. Total charge-offs exceeded $4 million for the second consecutive year contributing to the reduction in the reserve balance. Losses on the consumer portfolio were reduced in 1997 as the indirect automobile lending program was de-emphasized. Commercial loan net charge-offs have averaged $2.1 million over the past two years after averaging only $345 from 1993 to 1995. Concurrently, the coverage ratio of the loan loss reserve balance to non-performing loans improved from 82% at the end of 1996 to 125% at the end of 1997. Contributing to the ratio's improvement was the reclassification of $2.4 million from loans to other assets. During 1997, one of the Bank's borrowers whose loan balance was included in non-performing loans as of December 31, 1996 settled all their obligations with the Bank by placing approximately $2.7 million in a third party trust. An unsecured creditor, who is subordinate to the Bank, has challenged the Bank's claims on these funds in bankruptcy court. While there can be no assurance as to the ultimate collectibility of this receivable, in consultation with outside counsel, the Bank believes it will ultimately receive an amount from the trust that would not result in a material effect on the financial position or results of operations.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------


           The following presents a breakdown of the allocation of the loan loss allowance by loan category for each of the last five years:

                                                                             DECEMBER 31
           Loan Category                     1997             1996              1995             1994              1993
           Commercial                 $4,103     60%    $4,720     65%    $3,933    58%    $3,578     58%    $2,984    55%
           Consumer                    2,557     37      2,570     35      2,777    41      2,368     39      2,271    42
           Real Estate                   195      3         10      0         38     1        180      3        137     3
                                      -------------------------------------------------------------------------------------
                                      $6,855    100%    $7,300    100%    $6,748   100%    $6,126    100%    $5,392   100%
                                      =====================================================================================

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

           Below is a table listing the non-accrual, past due and restructured loans at the end of the last five years:

                                                                                    DECEMBER 31
                                                        1997           1996           1995           1994            1993
           Non-accrual loans                          $4,492         $6,809         $2,673          $3,412         $2,984
           Past due loans                                970          1,963          1,465           2,081          1,513
           Restructured loans                             13            171             25              33              1
                                                      -------------------------------------------------------------------
                                                       $5,475         $8,943         $4,163          $5,526         $4,498
                                                      --------------------------------------------------------------------
           Percent of loans at year end                   .97%          1.58%           .78%           1.09%           .95%
              Other real estate owned                      $0             $0            $27            $116           $557

           Loans 30 to 89 days past due, excluding non-accrual and restructured loans included in the table above, amounted to $7,258, or 1.28% of outstanding loans, as of December 31, 1997, as compared to $10,039, or 1.78% of loans on December 31, 1996. Loans then current where some concerns existed as to ability of the borrower to comply with loan repayment terms approximated $33,258 at December 31, 1997 and $20,263 on December 31, 1996. Such loans have been and are being closely monitored by Management.


           Further discussion on loan quality and credit risk are presented in
           Note 1f, 6 and 19 of Item 8; Financial Statements and Supplementary Data and are incorporated herein by reference.

-------------------------------------------------------------------------------
           FUNDING SOURCES

           DEPOSITS:
           The average amounts of deposits are summarized below:

                                                                                      1997            1996           1995
           Demand deposits - non-interest bearing                                 $ 83,210       $  75,229       $ 73,186
           Demand deposits - interest bearing                                       63,160          68,371         63,713
           Savings deposits                                                        154,375         160,774        178,543
           Time deposits                                                           368,933         359,170        322,011
                                                                                  -----------------------------------------
                                                                                  $669,678        $663,544       $637,453
                                                                                  =========================================

           Average deposits increased by 1% in 1997 with average non-interest bearing demand deposits increasing by 11% and average time deposits increasing by 3%. Non-interest bearing demand deposits increased through the introduction of a "totally free" checking product along with increased balances from corporate customers. In 1996, deposit growth was concentrated primarily in time deposit balances, which increased by nearly 12%. Savings deposits declined in both 1997 and 1996 as customers chose to seek higher yielding alternatives.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------


           On December 31, 1997 time deposits over $100 totaled $67,295, an increase of 8% from the previous year-end total of $62,235. The Bank continues to maintain strong relationships with the various public entities centered in the primary markets of the Bank. Time deposits over $100 average approximately $54 million in 1997 and $59 million in 1996. The 1997 year-end balance represents 10% of total deposits compared to 9% of deposits as of the previous year-end. The maturity schedule for time deposits over $100 as of December 31 is given in the table below:

                                                           1997           1996
           Maturing in:
           3 months or less                             $27,234        $36,748
           3 to 6 months                                 22,450         16,697
           6 to 12 months                                14,423          3,756
           Over 12 months                                 3,188          5,034
                                                        ------------------------
                                                        $67,295        $62,235
                                                        ========================

          OTHER SOURCES OF FUNDS:

          The repurchase agreement program provides a sweep feature on the customer's primary business account along with competitive market rates of interest for their excess funds. The average balance of these accounts was $106 million during 1997, which represents an increase of 23% over the average balance of $86 million in 1996. The success of this product reflects the strong emphasis the Bank places on offering competitive products coupled with personalized service to the small to mid-size businesses operating in the Bank's various markets.

          The Corporation also has available to it unsecured lines of credit with correspondent banks totaling $15 million. The lines of credit mature in 1998 and bear interest at a floating rate based on several indices. There were no outstanding borrowings under these lines as of December 31, 1997. The Corporation had $5 million in outstanding borrowings at December 31, 1996.

          The Corporation also has access to federal tax deposits on a daily basis. After being deposited by customers, the tax deposits are held at the Corporation up to a self-imposed limit of $6 million until they are drawn upon by the federal government. The balance of these funds was $3,492 and $3,989 as of December 31, 1997 and 1996, respectively. The Corporation occasionally uses federal funds purchased from other financial institutions as a source of short-term funding. The Corporation had no federal funds purchased as of December 31, 1996 or 1995.


          The Bank also is a member of the Federal Home Loan Bank ("FHLB") system and utilizes the various advance programs offered by the FHLB. The funds are drawn from the FHLB for various terms through 2009 and are utilized to provide long-term funding to offset the interest rate risk inherent with holding long-term, fixed-rate mortgages. The balances of these advances were $9,864 and $26,557 as of December 31, 1997 and 1996, respectively.


-------------------------------------------------------------------------------
           CAPITAL

           The shareholders' equity increased to $79,428 at December 31, 1997 from $69,237 a year earlier. The increase was primarily attributed to the earnings retained this year after common stock dividend payments. The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax (SFAS No. 115 adjustment) resulted in a net unrealized gain position of $3,016 at December 31, 1997 versus a net unrealized loss position of $24 at December 31, 1996. The SFAS 115 adjustment component in shareholders' equity at the end of 1995 was a net gain of $2,248. The Corporation also increased common stock by $1,183 through the dividend reinvestment program. Shareholders' may invest cash dividends and voluntary cash payments in additional shares at a 5% discount and without payment of brokerage commissions or service charges. Common stock was also increased by the exercise of $717 of options. In 1996, common stock increased by $271 and $276 due to dividend reinvestment and option exercise activities. In 1997, $474 of treasury stock was repurchased, while in 1996 the repurchase totaled $319. On May 7, 1996 the Board of Directors authorized the Corporation to repurchase up to 140,000 shares of its common stock. As of December 31, 1997, the Corporation had repurchased 50,400 shares. The repurchase of any more than 140,000 shares of stock must first be approved by creditors. In 1995, shareholders' equity increased by $10,150 and primarily reflected earnings retained during the year along with the increase associated with the SFAS 115 adjustment. Effective June 25, 1996, the Corporation called for the redemption of all the outstanding shares of the Series A $1.50 preferred stock. Virtually all preferred stockholders exercised their conversion rights prior to the redemption date. The net effect was a transfer of approximately $12.7 million in capital from preferred stock to common stock. In 1995, certain preferred stockholders exercised their conversion rights, resulting in an amount transferred from preferred stock to common stock within shareholders' equity of $504.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------


           The Corporation has consistently had qualifying capital under the risk-based capital requirements in excess of those required to meet the "well-capitalized" standards. For further details on capital ratios, see Note 12.

           The Corporation trades under the symbol SECD on the NASDAQ National Market System. As of December 31, 1997, there were 1,918 shareholders of record. The total market capitalization of the Corporation was approximately $172.5 million at December 31, 1997.

           The table below lists the high and low trading prices for the common stock by quarter for the last three years. The price ranges and per share dividend figures set forth below have been adjusted to reflect the two-for-one stock split effective May 1, 1997 and the three-for-two stock split effective May 1, 1995.

           QUARTER                                     FIRST          SECOND          THIRD        FOURTH          YEAR
           1997
           High                                       $18.50          $22.25         $24.50         $28.00         $28.00
           Low                                         15.06           17.75          20.75          21.88          15.06
           Dividends Paid                                .11             .12            .12            .12            .47
           Dividends Declared                            .12             .12            .12            .12            .48

           1996
           High                                       $14.94          $14.13         $17.00         $16.50         $17.00
           Low                                         13.75           12.50          13.63          14.88          12.50
           Dividends Paid                               .095             .11            .11            .11           .425
           Dividends Declared                            .11             .11            .11            .11            .44

           1995
           High                                       $10.91          $11.75         $15.00         $14.94         $15.00
           Low                                         10.08           10.25          11.63          13.75          10.08
           Dividends Paid                                .08            .095           .095           .095           .365
           Dividends Declared                           .095            .095           .095           .095            .38


           The Corporation's price for its common stock increased to a trading range of $21.88 to $28.00 per share in the fourth quarter of 1997. The common stock closed at $25.38 at December 31, 1997, representing a 62% increase from the prior year-end close. Book value per common share was $11.68 and $10.34 at December 31, 1997 and 1996, respectively. The 1997 year-end book value included $.44 of unrealized market appreciation in the securities available-for-sale portfolio. The level of market depreciation did not impact the book value of common stock at the end of 1996.

           The Corporation has historically paid cash dividends on a quarterly basis and has periodically paid stock dividends at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors. The payment will depend on, among other things, earnings, financial condition and cash requirements of the Corporation at the time that such payment is considered, and on the ability of the Corporation to receive dividends from the Bank, the amount of which is subject to regulatory limitations. For 1997, 1996, and 1995, the dividend-payout ratio for the Corporation was 36.19%, 34.78% and 29.67%, respectively.

------------------------------------------------------------------------------
           LIQUIDITY

           Management of the Corporation's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Corporation. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB (current capacity of $72.8 million) and overnight lines of credit of $37.5 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $15 million in unsecured lines of credit with correspondent banks which mature during 1998, and access to the capital markets. The net cash provided by operating activities for 1997, 1996 and 1995 were approximately $13, $14 and $6 million, respectively. As discussed in
           Note 12, the Bank is subject to regulation and may be limited in its ability to pay dividends to the parent company. Accordingly, consolidated cash flows may not represent cash available to common stockholders.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------


           FORWARD-LOOKING STATEMENTS

           The sections that follow, Market Risk Management and Other, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the expectations discussed in these forward-looking statements.

           MARKET RISK MANAGEMENT:

           Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Corporation's market risk is composed primarily of interest rate risk. The Corporation's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Corporation's entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank's Board of Directors review the policies and guidelines established by ALCO.

           The primary objective of asset/liability management is to provide an optimum and stable net interest margin, after-tax return on assets and return on equity capital, as well as adequate liquidity and capital. Interest rate risk is monitored through the use of two complementary measures: dynamic gap analysis and earnings simulation models. While each of the measurement techniques has limitations, taken together they represent a reasonably comprehensive tool for measuring the magnitude of interest rate risk inherent in the Corporation.

           The dynamic gap analysis measures the amount of repricing risk associated with the balance sheet at a specific point in time. Expected cash flows from fixed rate instruments are defined utilizing contractual maturities and anticipated cash flows through early repayment of loans, early calls and paydowns of securities and early withdrawals of deposits. Variable rate instrument's repricing frequencies are categorized according to their earliest repricing opportunity. Core deposits with noncontractual maturities are included in the gap repricing distributions based on historical patterns of pricing behavior.

           The earnings simulation model forecasts earnings for a one-year time horizon under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would increase by 2.9% if interest rates would immediately fall by 200 basis points. It projects a decrease in net income of 2.8% if interest rates would immediately rise by 200 basis points. The model projects net income would decrease by 1.0% if interest rates would gradually rise by 200 basis points over a one-year time horizon. Management believes this reflects a slight liability sensitive position for the one-year time horizon. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and Management's outlook.

           Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of long-term fixed rate mortgages through the secondary mortgage market. Although the Corporation has available to it the use of off-balance sheet swap instruments to manage interest rate risk, these instruments are historically rarely utilized. Management expects interest rates to be relatively stable with a slight downward bias during 1998 and believes that the current modest level of liability sensitivity is appropriate.

-------------------------------------------------------------------------------
           OTHER

           YEAR 2000:

           The Corporation has initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software used by the Corporation. The software utilized is primarily originated and serviced by external providers. The Corporation is communicating with those providers to ensure that appropriate steps are being taken to remedy any Year 2000 issues. Management expects to have all necessary system and application changes identified in 1998. Substantially all testing will be completed as well in 1998. Total cost associated with the process, including the cost of acquiring certain hardware and software and the internal and external costs relating to modifying the systems will be approximately $1 million. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the process are being expensed as incurred. The costs of the process and the expected completion dates are based on Management's best estimates.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997

--------------------------------------------------------------------------------
           The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 (per share data retroactively restated for a two-for-one stock split effective May 1,
           1997).


                                                                                      THREE MONTHS ENDED
                                                                     MAR. 31        JUNE 30        SEPT. 30         DEC. 31

           1997
           Interest income                                          $16,364        $16,900         $17,302        $17,681
           Interest expense                                           7,942          8,196           8,633          8,725
           Net interest income                                        8,422          8,704           8,669          8,956
           Provision for loan losses                                    761            782           1,057          1,339
           Other income                                               2,016          2,114           2,317          2,162
           Security gains (losses)                                       31            368              34            162
           Other expenses                                             6,930          7,743           6,992          6,926
           Income before federal income taxes                         2,778          2,661           2,971          3,015
           Federal income taxes                                         628            470             666            686
           Net income                                                 2,150          2,191           2,305          2,329

           Earnings per common share:
              Basic                                                   $0.32          $0.33           $0.34          $0.34
              Diluted                                                 $0.32          $0.32           $0.34          $0.34

           1996
           Interest income                                          $16,061        $16,270         $16,539        $16,776
           Interest expense                                           7,784          7,930           7,961          8,110
           Net interest income                                        8,277          8,340           8,578          8,666
           Provision for loan losses                                    755            693           2,788            720
           Other income                                               1,761          1,874           1,944          2,438
           Security gains (losses)                                       35             36             376             15
           Other expenses                                             6,507          6,634           6,163          6,972
           Income before federal income taxes                         2,811          2,923           1,947          3,427
           Federal income taxes                                         738            745             264            809
           Net income                                                 2,073          2,178           1,683          2,618

           Earnings per common share:
              Basic                                                   $0.34          $0.35           $0.25          $0.39
              Diluted                                                 $0.31          $0.32           $0.25          $0.39

Additional discussion regarding the Company's liquidity and capital resources are set forth in Notes 9, 10, 11, and 12 of Item 8; Financial Statements and Supplementary Data and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


CONSOLIDATED BALANCE SHEETS
SECOND BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

ASSETS                                                                                         DECEMBER 31
(DOLLARS IN THOUSANDS)                                                                     1997           1996

Cash and demand balances due from banks                                            $     24,367    $    27,934
Federal funds sold                                                                       10,000         10,000
Securities, Available-for-sale (at market value)                                        280,010        231,324
Loans                                                                                   566,492        565,737
Less reserve for loan losses                                                              6,855          7,300
                                                                                --------------------------------
     Net loans                                                                          559,637        558,437

Premises and equipment                                                                    9,924          8,918
Accrued interest receivable                                                               6,188          5,086
Goodwill and intangible assets                                                            2,949          3,701
Other assets                                                                             20,405         21,879
                                                                                --------------------------------
     Total assets                                                                    $  913,480    $   867,279
                                                                                ================================

----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand - non-interest bearing                                                   $     93,080   $     80,328
   Demand - interest bearing                                                             64,796         69,326
   Savings                                                                              155,127        156,180
   Time deposits                                                                        390,263        363,563
                                                                                --------------------------------
     Total deposits                                                                     703,266        669,397

Federal funds purchased and securities sold
   under agreements to repurchase                                                       111,327         86,787
Note payable                                                                                  0          5,000
Other borrowed funds                                                                      3,492          3,989
Federal Home Loan Bank advances                                                           9,864         26,557
Accrued expenses and other liabilities                                                    6,103          6,312
                                                                                --------------------------------
     Total liabilities                                                                  834,052        798,042

Shareholders' equity:
   Preferred stock, no par value;
     Series A: 1,500,000 shares authorized; 718,750
       issued and 0 and 300 shares outstanding
       in 1997 and 1996, respectively                                                         0              6
     Series B: 1,500,000 shares authorized                                                    0              0
   Common stock, no par value; 20,000,000 shares authorized;
     6,850,663 and 6,717,174 shares issued in
     1997 and 1996, respectively                                                         29,302         27,398
   Treasury stock, 50,400 and 20,000 shares, respectively                                  (793)          (319)
Net unrealized gains (losses) on
  available-for-sale securities, net of tax                                               3,016            (24)
Retained earnings                                                                        47,903         42,176
                                                                                --------------------------------
     Total shareholders' equity                                                          79,428         69,237
                                                                                --------------------------------
     Total liabilities and shareholders' equity                                     $   913,480    $   867,279
                                                                                ================================

                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
SECOND BANCORP, INC. AND SUBSIDIARY


--------------------------------------------------------------------------------

INTEREST INCOME                                                                        FOR THE YEAR
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                              1997            1996           1995

Loans (including fees):
   Taxable                                                           $   51,272      $   50,621     $   48,303
   Exempt from federal income taxes                                         636             740            810
Securities:
   Taxable                                                               12,869          11,789         11,167
   Exempt from federal income taxes                                       2,854           2,205          1,635
Federal funds sold                                                          616             291            629
                                                                   ---------------------------------------------
     Total interest income                                               68,247          65,646         62,544

----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE

Deposits                                                                 26,047          26,343         25,415
Federal funds purchased and securities
   sold under agreements to repurchase                                    5,175           3,917          4,307
Note payable                                                                276             371            434
Other borrowed funds                                                        157             144            181
Federal Home Loan Bank advances                                           1,841           1,010            466
                                                                   ---------------------------------------------
     Total interest expense                                              33,496          31,785         30,803
                                                                   ---------------------------------------------
Net interest income                                                      34,751          33,861         31,741
Provision for loan losses                                                 3,939           4,956          3,000
                                                                   ---------------------------------------------
Net interest income after provision for loan losses                      30,812          28,905         28,741

----------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME

Service charges on deposit accounts                                       3,021           2,684          2,406
Trust fees                                                                2,562           2,335          2,227
Security gains                                                              595             462            634
Other                                                                     3,026           2,998          2,278
                                                                   ---------------------------------------------
     Total non-interest income                                            9,204           8,479          7,545
                                                                   ---------------------------------------------

----------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE

Salaries and employee benefits                                           13,450          12,618         11,702
Net occupancy                                                             3,117           3,017          2,955
Equipment                                                                 2,069           1,546          1,340
Professional services                                                     1,579           1,400          1,534
Assessment on deposits and other taxes                                      950             891          1,932
Amortization of goodwill and other intangibles                              752             864          1,000
Other                                                                     6,674           5,940          5,563
                                                                   ---------------------------------------------
     Total non-interest expense                                          28,591          26,276         26,026
                                                                   ---------------------------------------------
Income before federal income taxes                                       11,425          11,108         10,260
Income tax expense (benefit):
   Current                                                                2,540           2,767          3,516
   Deferred                                                                 (90)           (211)          (821)
                                                                   ---------------------------------------------
     Total federal income tax expense                                     2,450           2,556          2,695
                                                                   ---------------------------------------------
NET INCOME                                                           $    8,975      $    8,552     $    7,565
                                                                   =============================================
   Preferred stock dividends                                                  0            (456)        (1,066)
                                                                   ---------------------------------------------
   Net income applicable to common stock                             $    8,975      $    8,096     $    6,499
                                                                   =============================================
NET INCOME PER COMMON SHARE
   Basic                                                                  $1.33           $1.33          $1.29
   Diluted                                                                $1.32           $1.27          $1.13
Weighted average common shares outstanding:
   Basic                                                              6,749,435       6,070,666      5,056,242
   Diluted                                                            6,810,266       6,749,552      6,685,384

                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SECOND BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                                                            UNREALIZED
(DOLLARS IN THOUSANDS,                PREFERRED     COMMON      TREASURY      HOLDING     RETAINED
EXCEPT PER SHARE DATA)                  STOCK        STOCK        STOCK     (LOSS) GAIN   EARNINGS       TOTAL
Balance, January 1, 1995            $ 13,235      $ 13,140    $       0     $ (2,820)   $  32,328    $  55,883

Net income                                                                                  7,565        7,565
Cash dividends declared:
   Common stock ($.38 per share)                                                           (1,928)      (1,928)
   Preferred stock ($1.50 per share)                                                       (1,066)      (1,066)
Exercise of stock options                               33                                                  33
Common stock issued -
   dividend reinvestment plan                          478                                                 478
Conversion of preferred stock to
   common stock                         (504)          504                                                   0
Change in unrealized market value
   adjustment on securities available-
   for-sale, net of tax                                                        5,068                     5,068
                                      --------------------------------------------------------------------------
Balance, December 31, 1995            12,731        14,155            0        2,248       36,899       66,033

Net income                                                                                  8,552        8,552
Cash dividends declared:
   Common stock ($.44 per share)                                                           (2,816)      (2,816)
   Preferred stock ($.75 per share)                                                          (456)        (456)
Exercise of stock options                              276                                                 276
Common stock issued -
   dividend reinvestment plan                          271                                                 271
Conversion of preferred stock to
   common stock                      (12,700)       12,696                                                  (4)
Redemption of preferred stock            (25)                                                  (3)         (28)
Purchase of treasury stock                                         (319)                                  (319)
Change in unrealized market value
   adjustment on securities available-
   for-sale, net of tax                                                       (2,272)                   (2,272)
                                      --------------------------------------------------------------------------
Balance, December 31, 1996                 6        27,398         (319)         (24)      42,176       69,237

Net income                                                                                  8,975        8,975
Cash dividends declared:
   Common stock ($.48 per share)                                                           (3,248)      (3,248)
   Exercise of stock options                           717                                                 717
Common stock issued -
   dividend reinvestment plan                        1,183                                               1,183
Conversion of preferred stock to
   common stock                           (6)            4                                                  (2)
Purchase of treasury stock                                         (474)                                  (474)
Change in unrealized market value
   adjustment on securities available-
   for-sale, net of tax                                                        3,040                     3,040
                                      --------------------------------------------------------------------------
Balance, December 31, 1997            $    0      $ 29,302      $  (793)   $   3,016    $  47,903    $  79,428
                                      ==========================================================================

                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SECOND BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

OPERATING ACTIVITIES                                                                  FOR THE YEAR
(DOLLARS IN THOUSANDS)                                                     1997            1996           1995

Net income                                                              $ 8,975         $ 8,552        $ 7,565
   Adjustments to reconcile net income to net
       cash provided by operating activities:
   Provision for loan losses                                              3,939           4,956          3,000
   Provision for depreciation                                             1,710           1,248          1,054
   Provision for amortization of intangibles                                752             864          1,000
   (Accretion) amortization of investment
       discount and premium                                                (139)            242            590
   Deferred income taxes                                                    (90)           (211)          (821)
   Securities gains                                                        (595)           (462)          (634)
   Other gains, net                                                      (1,099)           (684)          (408)
   Increase in interest receivable                                       (1,102)            (58)          (200)
   (Decrease) increase in interest payable                                 (186)           (284)           789
   Originations of loans held-for-sale                                  (38,116)        (38,005)       (17,977)
   Proceeds from sales of loans held-for-sale                            39,204          38,679         18,367
   (Increase) decrease in other assets                                       (2)            109         (8,886)
   (Decrease) increase in other liabilities                                 (23)           (930)         2,368
                                                                      ------------------------------------------
   Net cash provided by operating activities                             13,228          14,016          5,807


----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES

   Proceeds from maturities of securities
       - held-to-maturity                                                     0               0         19,974
   Proceeds from maturities of securities
       - available-for-sale                                              52,418          67,997         46,392
   Proceeds from sales of securities
       - available-for-sale                                              43,100          60,299         66,232
   Donation of securities to establish
       charitable foundation                                                824               0              0
   Purchases of securities - held-to-maturity                                 0               0           (250)
   Purchases of securities - available-for-sale                        (139,688)       (126,309)      (133,956)
   Net increase in revolving credit receivables                          (5,145)         (4,455)        (1,257)
   Net decrease (increase) in loans                                           6         (31,496)       (29,413)
   Net increase in premises and equipment                                (2,705)         (2,880)        (2,547)
                                                                      ------------------------------------------
   Net cash used for investing activities                               (51,190)        (36,844)       (34,825)


----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

   Net increase (decrease) in demand, interest bearing demand
       and savings deposits                                               7,169         (18,040)        (6,338)
   Net increase in time deposits                                         26,700          29,586         48,426
   Net increase (decrease) in federal funds purchased and securities
       sold under agreements to repurchase                               24,540            (155)        (7,816)
   Decrease in note payable                                              (5,000)              0              0
   Net (decrease) increase in other borrowed funds                         (497)            825           (504)
   Net (repayments) advances from Federal Home Loan Bank                (16,693)         19,161           (352)
   Cash dividends                                                        (3,248)         (3,272)        (2,994)
   Redemption / conversion of preferred stock                                (2)            (32)             0
   Purchase of treasury stock                                              (474)           (319)             0
   Issuance of common stock                                               1,900             547            511
                                                                      ------------------------------------------
     Net cash provided by financing activities                           34,395          28,301         30,933
                                                                      ------------------------------------------
     (Decrease) increase in cash and cash equivalents                    (3,567)          5,473          1,915
   Cash and cash equivalents at beginning of year                        37,934          32,461         30,546
                                                                      ------------------------------------------
   Cash and cash equivalents at end of year                             $34,367         $37,934        $32,461
                                                                      ==========================================

Supplementary Cash Flow Information:
Cash paid for 1) Federal income taxes - $2,900, $3,285, and $3,713 for the years ended December 31, 1997, 1996 and 1995, respectively; and 2) Interest - $33,682, $32,068, and $30,014 for the years ended December 31, 1997, 1996 and
1995, respectively.

                               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  DECEMBER 31, 1997
--------------------------------------------------------------------------------
1. STATEMENT OF ACCOUNTING POLICIES

Nature of Operations: Second Bancorp, Inc. (the Corporation) is a one bank holding company with its sole subsidiary being The Second National Bank of Warren (the Bank), headquartered in Warren, Ohio, with 26 branches and one loan production office operating in Northeast Ohio. In addition to general commercial banking, the Bank engages in trust and mortgage banking activities and other financially related businesses.

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

c. Securities: Debt and equity securities are classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading are at fair value. Adjustments to fair value of the securities available-for-sale, in the form of unrealized gains and losses, are excluded from earnings and reported net of tax as a separate component of shareholders' equity. Adjustments to fair value of securities classified as trading are included in earnings. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Effective, November 30, 1995, the Corporation reclassified all securities as available-for-sale as permitted by a special report; "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). The effect of the reclassification was to transfer $120,273 in securities from held-to-maturity to available-for-sale. There were unrealized gains of $1,968 on the securities at the time of the transfer. Classifying securities as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation's interest rate risk. The Corporation does not maintain a trading account.

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

d. Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Premiums on acquired loans have been deducted from the related interest income and are amortized over the remaining useful life of the loans acquired. Discounts and premiums on acquired deposits have been deducted or added respectively from the related interest expense and are being accreted or amortized over the remaining useful life of the deposits. The accrual of interest income generally is discontinued when a loan becomes, in Management's opinion, doubtful of being collectible. When interest accruals are discontinued, interest credited to income for the current year's is reversed, and interest accrued in prior years is charged to the reserve for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  DECEMBER 31, 1997
--------------------------------------------------------------------------------
The Corporation accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan's yield. The Corporation is amortizing these amounts over the contractual life of the related loans. Net unamortized deferred costs, primarily representing costs of acquiring indirect automobile loans, were $1,132 and $2,809 at December 31, 1997 and 1996, respectively.

In 1995, the Corporation adopted Statement of Financial Accounting Standard
(SFAS) No. 122, "Accounting for Mortgage Servicing Rights," which requires companies to recognize as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Capitalized mortgage servicing rights are amortized on an accelerated basis over the estimated life of the loans sold. Management evaluates the recoverability of the mortgage servicing rights in relation to the impact of actual and anticipated loan portfolio prepayments, foreclosures, and delinquency experience. There was no valuation allowance associated with the mortgage servicing rights portfolio as of December 31, 1997 and 1996. The impact of adopting this standard was not material.

e. Loans Available-for-Sale: From time to time, the Corporation will sell loans it originated, mostly mortgages.

     The loans are reclassified as available-for-sale and are recorded at the aggregate cost or market by loan. As of December 31, 1997 and 1996, the Corporation had no loans available-for-sale.

f. Reserve for Loan Losses: The reserve for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the reserve is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall quality, and a review of specific problem loans. Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
     - Income Recognition and Disclosures." These standards address the accounting for certain loans when it is probable that amounts due pursuant to the contractual terms of the loan will not be collected. This evaluation is inherently subjective and requires a material estimate, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change. To determine the amount of impaired loans, the Corporation analyzes the expected cash flows of commercial non-accrual loans. To the extent that the net present value of expected cash flows is less than the carrying amount of an individual loan, the loan balance is included as impaired loans. The adoption of these standards was not material.

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

i. Intangible Assets: Intangible assets resulting from the excess of the purchase price over net identifiable tangible assets acquired through acquisitions are specifically identified when determinable. Any excess (goodwill) is amortized based on the estimated useful life of the long-term assets acquired and on an accelerated basis. The core deposit intangible is amortized both on an accelerated basis and on a straight-line basis over the estimated useful life. Original estimated useful lives for the core deposit intangible and goodwill range from 10 to 14 years and 8 to 22 years, respectively. Accumulated amortization as of December 31, 1997 and 1996 were $6,834 and $6,082, respectively.

j. Interest Rate Management: From time to time, the Bank may enter into interest rate swap agreements to modify characteristics of its financial assets and liabilities. These agreements involve the receipt of floating or fixed rate interest in exchange for floating or fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or expense related to the assets and liabilities. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. On December 31, 1997 and 1996, the Bank was not a party to any interest rate swap agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  DECEMBER 31, 1997
--------------------------------------------------------------------------------
k. Cash Equivalents: Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for periods of less than 30 days.

l. Per Share Data: In 1997, the FASB issued SFAS No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The Corporation had a two-for-one stock split on May 1, 1997 and a three-for-two stock split on May 1, 1995. All of the share and per share data have been restated to reflect these stock splits.

m. Reclassifications: Certain reclassifications have been made to amounts previously reported in order to conform with current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

a. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financing-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of SFAS No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of these statements did not have a material impact on financial position or results of operations in 1997 and the remaining adoption in 1998 is not expected to have a material impact on financial position or results of operations.

b. Reporting Comprehensive Income: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on the financial position or results of operations.

3. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1997 was approximately $2,041, which includes a $1,750 compensating balance for services provided by the Federal Reserve Bank during 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  DECEMBER 31, 1997
--------------------------------------------------------------------------------
4.SECURITIES, AVAILABLE FOR SALE
The following is a summary of securities:

                                                                           GROSS          GROSS        ESTIMATED
                                                         AMORTIZED      UNREALIZED     UNREALIZED       MARKET
DECEMBER 31, 1997                                          COST            GAINS         LOSSES          VALUE
U.S. Treasury securities and obligations of other
   U.S. Government agencies and corporations           $  92,334        $   762       $     (49)     $  93,047
Obligations of states and political subdivisions          60,933          2,114             (16)        63,031
Corporate securities                                      10,263             30              (5)        10,288
Mortgage-backed securities                               104,907          1,596            (169)       106,334
                                                     -----------------------------------------------------------
   Total debt securities                                 268,437          4,502            (239)       272,700
Equity securities                                          7,004            306               0          7,310
                                                     -----------------------------------------------------------
   Total securities                                    $ 275,441        $ 4,808       $    (239)     $ 280,010
                                                     ===========================================================

                                                                           GROSS          GROSS        ESTIMATED
                                                         AMORTIZED      UNREALIZED     UNREALIZED       MARKET
DECEMBER 31, 1996                                          COST            GAINS         LOSSES          VALUE
U.S. Treasury securities and obligations of other
   U.S. Government agencies and corporations           $  76,764        $   134       $    (371)      $ 76,527
Obligations of states and political subdivisions          50,727          1,149            (126)        51,750
Corporate securities                                       1,003              0              (1)         1,002
Mortgage-backed securities                                96,648            371          (1,465)        95,554
                                                     -----------------------------------------------------------
   Total debt securities                                 225,142          1,654          (1,963)       224,833
Equity securities                                          6,219            272               0          6,491
                                                     -----------------------------------------------------------
   Total securities                                    $ 231,361        $  1,926      $  (1,963)      $231,324
                                                     ===========================================================

The amortized cost and estimated market value of securities on December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                                                     ESTIMATED
                                                                                      AMORTIZED        MARKET
                                                                                        COST           VALUE
Under 1 year                                                                          $  42,941      $  42,956
1 to 5 years                                                                             66,559         67,671
5 to 10 years                                                                            47,327         48,930
Over 10 years                                                                             6,703          6,809
                                                                                --------------------------------
                                                                                        163,530        166,366
Mortgage-backed securities                                                              104,907        106,334
Equity securities                                                                         7,004          7,310
                                                                                --------------------------------

                                                                                       $275,441       $280,010
                                                                                ================================


Information relating to sales of available-for-sale securities for the three years ended December 31, 1997 is as follows:

                                                                           1997           1996           1995

Proceeds from sales of securities                                      $ 43,100        $ 60,299       $ 66,232

Gross realized gains                                                   $    691        $    590       $  1,022
Gross realized losses                                                       (96)           (128)          (388)
Income tax associated with net gains                                        202             157            216
                                                                 -----------------------------------------------
After tax gain                                                         $    393        $    305        $   418
                                                                 -----------------------------------------------
Impact on dilutive earnings per share                                  $   0.06        $   0.05        $  0.08
                                                                 ===============================================

On December 31, 1997 and 1996, securities with a carrying value of $204,526 and $185,753, respectively, were pledged to secure repurchase agreements, deposits of public funds, and for other purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  DECEMBER 31, 1997
--------------------------------------------------------------------------------
5. LOANS

Loans consist of the following:

                                                                                               DECEMBER 31
                                                                                         1997            1996

Commercial                                                                             $306,746       $297,347
Consumer                                                                                180,588        205,409
Real estate                                                                              79,158         62,981
                                                                                     --------------------------
                                                                                       $566,492       $565,737
                                                                                     ==========================

At December 31, 1997 and 1996, the Corporation serviced mortgage and Small Business Administration (SBA) loans for others totaling $46,948 and $47,986, respectively. Amounts capitalized as originated servicing rights were $144 and $72 in 1997 and 1996, respectively. Capitalized servicing rights amortized were $57 and $29 in 1997 and 1996, respectively.

The Bank has granted loans to certain officers and directors of both the Corporation and the Bank and their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amounts of these loans were $8,231 and $5,587 at December 31, 1997 and 1996, respectively. New loans and advances totaled $5,780 and payments were $3,136 in 1997.

--------------------------------------------------------------------------------
6. ASSET QUALITY

Reserve for loan losses:
Changes in the reserve for loan losses for each of the last three years ended December 31 were as follows:

                                                                           1997            1996            1995

Balance at beginning of year                                             $7,300          $6,748         $6,126
Charge-offs                                                              (5,138)         (5,180)        (3,000)
Recoveries                                                                  754             776            622
                                                                      ------------------------------------------
   Net charge-offs                                                       (4,384)         (4,404)        (2,378)
Provision for loan losses                                                 3,939           4,956          3,000
                                                                      ------------------------------------------
Balance at end of year                                                   $6,855          $7,300         $6,748
                                                                      ==========================================
Reserve for loan losses as a percent of total loans                         1.21%          1.29%          1.26%

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

DECEMBER 31                                                                                1997           1996

Non-accrual loans                                                                        $4,492         $6,809
Past-due loans                                                                              970          1,963
Restructured loans                                                                           13            171
                                                                                --------------------------------
Total                                                                                    $5,475         $8,943
                                                                                ================================
   Percent of total loans at year end                                                       .97%          1.58%
Other real estate owned (net of reserve)                                                 $    0          $   0

During 1997, the obligations of one of the Bank's borrowers were included in non-performing loans as of December 31, 1996 and the first three quarters of 1997, and were settled with the Bank by placing approximately $2.7 million in a third party trust. An unsecured creditor, who is subordinate to the Bank, has challenged the Bank's claims on these funds in bankruptcy court. The Bank reclassified the remaining loan balance of $2.4 million to other assets as of December 31, 1997.

While there can be no assurance as to the ultimate collectibility of this receivable, in consultation with outside counsel, the Bank believes it will ultimately receive an amount from the trust that would not result in a material effect on the financial position or results of operations.

For the year ended December 31, 1997, interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans in the above schedule amounted to $871. No interest income was realized on these loans for 1997. Loans that were considered to be impaired under SFAS No. 114 totaled $1,864 and $2,914 as of December 31, 1997 and 1996, respectively, all of which were included in non-performing assets as of those dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------

           7. FAIR VALUES OF FINANCIAL INSTRUMENTS

           SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. The market value of securities, as presented in Note 4, is based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are Management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. In accordance with SFAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair values estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments. SFAS No. 107 also excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Corporation. The following table presents the estimates of fair value of financial instruments:

                                                                        DECEMBER 31, 1997             DECEMBER 31, 1996
                                                                    CARRYING         FAIR         CARRYING         FAIR
                                                                      VALUE          VALUE         VALUE           VALUE
           Assets:
              Cash and cash equivalents                           $  34,367      $  34,367       $  37,934      $  37,934
              Securities                                            280,010        280,010         231,324        231,324
              Loans                                                 566,484        558,335         565,697        556,714
              Allowance for loan losses                              (6,855)           -            (7,300)           -

           Liabilities:
              Demand deposits - non-interest bearing                 93,080         93,080          80,328         80,328
              Demand deposits - interest bearing                     64,796         64,796          69,326         69,326
              Savings deposits                                      155,127        155,127         156,180        156,180
              Time deposits                                         390,263        392,545         363,563        365,187
              Federal funds purchased and securities
                sold under agreements to repurchase                 111,327        111,327          86,787         86,787
              Note payable                                                0              0           5,000          5,000
              Other borrowed funds                                    3,492          3,492           3,989          3,989
              FHLB advances                                           9,864          9,565          26,557         26,679

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

           Deposit liabilities: The fair values disclosed for demand deposits, insured money market and interest checking accounts, and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for time deposits are estimated using a discounted cash flow calculation. Variable-rate time deposits that reprice frequently are assumed to have a short-duration period, yielding a fair value that approximates the carrying value.

           Federal funds purchased, securities sold under agreements to repurchase, notes payable, and other short-term borrowings: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings approximate their fair values.

           As of December 31, 1997 and 1996, the Corporation had no outstanding off-balance sheet instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
-------------------------------------------------------------------------------

 8. PREMISES AND EQUIPMENT

 The following is a summary of Bank premises and equipment accounts as of December 31:

                                                         1997            1996
 Land and buildings                                    $ 1,112         $1,207
 Leasehold improvements                                  5,004          4,575
 Furniture and equipment                                13,728         11,413
                                                       ------------------------
                                                        19,844         17,195
 Less:
 Accumulated depreciation and amortization               9,920          8,277
                                                        ----------------------
                                                        $9,924         $8,918
                                                        ======================



-------------------------------------------------------------------------------
 9. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

 The Corporation had outstanding $5 million in federal funds purchased at the end of 1995 at a rate of 6.0%. There were no federal funds purchased at December 31, 1997 or 1996. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U. S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $127,496 and $97,341 as of December 31, 1997 and 1996,
 respectively. The securities are held in the Corporation's safekeeping account at the Federal Reserve Bank. The following table summarizes certain information relative to both these borrowings:

                                                                            1997            1996          1995
 Outstanding at December 31                                             $111,327       $  86,787      $  86,942
 Weighted-average interest rate at December 31                               4.63%          4.31%          4.40%
 Maximum amount outstanding as of any month end                         $119,032        $101,182       $101,215
 Average amount outstanding                                             $105,685        $ 89,601       $ 89,026
 Approximate weighted-average interest rate during the year                 4.68%           4.37%          4.84%


-------------------------------------------------------------------------------
 10. NOTE PAYABLE

 At December 31, 1996, the Corporation had a $5 million unsecured note with a correspondent bank. The note was paid in full in 1997, primarily from funds received through dividends paid from the subsidiary. As of December 31, 1997, the Corporation has available a total of $15 million in unsecured lines of credit with two correspondent banks. The term of the $10 million line of credit matures on September 15, 1998 and the term of the $5 million line of credit matures on December 31, 1998. Both lines bear interest at a floating rate based on several indices including LIBOR, Federal funds or prime rate.


-------------------------------------------------------------------------------
 11. OTHER BORROWED FUNDS AND FEDERAL HOME LOAN BANK ADVANCES

 The Corporation has a Treasury Note Option Agreement with the Federal Government which allows the Corporation to hold funds deposited by customers for treasury and tax payments to the Government up to a self-imposed limit of $6,000,000. Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock and a portion of the Corporation's qualified mortgage loan portfolio (approximately $14,901 and $40,332 at December 31, 1997 and 1996, respectively), and are used to fund mortgage loan originations of the Corporation and as a regular funding source. The detail of these borrowings on December 31, 1997 and 1996 is as follows:

                                                                      CURRENT
                                                                     INTEREST                   DECEMBER 31
DESCRIPTION                                                            RATES               1997           1996

Treasury note option account                                           5.19%          $   3,492      $   3,989
Fixed rate FHLB advances, with monthly interest payments
     Advances due in 1999                                              5.15%          $   3,000      $   3,000
Fixed rate FHLB advances, with monthly principal
   and interest payments
     Advances due in 1999 to 2009                                 5.30% to 6.20%      $   6,864      $  23,557

                                       37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                DECEMBER 31, 1997
-------------------------------------------------------------------------------


12. SHAREHOLDERS' EQUITY

The Corporation is authorized to issue 1,500,000 shares each of preferred stock, Series A and B. On June 25 and July 7, 1993, the Corporation issued a total of 718,750 shares of $1.50 Cumulative Convertible Preferred Stock, Series A-1 (the "preferred stock"), generating net proceeds of $13,235,000. During 1995, the holders converted 27,384 shares of preferred stock to common stock. During 1996, the Corporation exercised its option to redeem the remaining preferred stock outstanding on June 25, 1997 at a price of $21.05 per share. As a result of this action and other independent conversions by preferred shareholders, an additional 689,900 shares converted into common stock at a rate of 2.2354 shares of common stock for each share of preferred stock converted. An additional 1,466 shares were redeemed for cash.

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits from the preceding two years. As of December 31, 1997, the Bank had retained earnings of $40,348, of which $6,465 was available for distribution to the Corporation as dividends without prior regulatory approval.

On March 7, 1996 the Board of Directors authorized the Corporation to repurchase up to 140,000 shares of its common stock. As of December 31, 1997, the Corporation had repurchased 50,400 shares. The repurchase of any more than 140,000 shares of stock must first be approved by creditors.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the Bank's category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               DECEMBER 31, 1997
-------------------------------------------------------------------------------
The consolidated Corporation's and the subsidiary Bank's actual capital amounts and ratios are also presented in the table.

                                                                                            FOR CAPITAL
                                           ACTUAL                                        ADEQUACY PURPOSES
                                           AMOUNT        RATIO                 AMOUNT                      RATIO
As of December 31, 1997:
Total capital (to risk-weighted assets):
   Second Bancorp                         $80,388      12.6%    greater than or equal to $50,884   greater than or equal to   8.0%
   Second National Bank                    75,032      11.8     greater than or equal to  50,701   greater than or equal to   8.0
Tier I capital (to risk-weighted assets):
   Second Bancorp                          73,533      11.6     greater than or equal to  25,442    greater than or equal to  4.0
   Second National Bank                    58,937       9.3     greater than or equal to  25,350    greater than or equal to  4.0
Tier I leverage:
   Second Bancorp                          73,533       8.2     greater than or equal to  35,769    greater than or equal to  4.0
   Second National Bank                    58,937       6.6     greater than or equal to  35,704    greater than or equal to  4.0

As of December 31, 1996:
Total capital (to risk-weighted assets):
   Second Bancorp                          72,951      11.8      greater than or equal to 49,348   greater than or equal to   8.0
   Second National Bank                    72,567      11.8      greater than or equal to 49,205   greater than or equal to   8.0
Tier I capital (to risk-weighted assets):
   Second Bancorp                          65,651      10.6      greater than or equal to 24,674   greater than or equal to   4.0
   Second National Bank                    56,547       9.2      greater than or equal to 24,603   greater than or equal to   4.0
Tier I leverage:
   Second Bancorp                          65,651       7.8      greater than or equal to 33,882   greater than or equal to   4.0
   Second National Bank                    56,547       6.7      greater than or equal to 33,809   greater than or equal to   4.0





                                                           TO BE WELL-CAPITALIZED UNDER
                                                       PROMPT CORRECTIVE ACTION PROVISIONS

                                                       AMOUNT                            RATIO
As of December 31, 1997:
Total capital (to risk-weighted assets):
   Second Bancorp                                                             n/a
   Second National Bank                     greater than or equal to  $63,376     greater than or equal to  10.0%
Tier I capital (to risk-weighted assets):
   Second Bancorp                                                             n/a
   Second National Bank                     greater than or equal to   38,026     greater than or equal to   6.0
Tier I leverage:
   Second Bancorp                                                             n/a
   Second National Bank                     greater than or equal to   44,631     greater than or equal to   5.0

As of December 31, 1996:
Total capital (to risk-weighted assets):
   Second Bancorp                                                            n/a
   Second National Bank                     greater than or equal to   61,507      greater than or equal to 10.0
Tier I capital (to risk-weighted assets):
   Second Bancorp                                                            n/a
   Second National Bank                     greater than or equal to   36,904      greater than or equal to  6.0
Tier I leverage:
   Second Bancorp                                                             n/a
   Second National Bank                     greater than or equal to   42,261     greater than or equal to   5.0

-------------------------------------------------------------------------------
13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            1997           1996            1995

 Numerator:
    Net income                                           $  8,975        $  8,552       $  7,565
    Preferred stock dividends                                   0            (456)        (1,066)
                                                         ---------------------------------------
    Numerator for basic earnings per share -
      income available to common stockholders               8,975           8,096          6,499

    Effect of dilutive securities:
      Preferred stock dividends                                 0             456          1,066
                                                         ---------------------------------------
    Numerator for diluted earnings per share -
      income available to common stockholders
      after assumed conversions                          $  8,975        $  8,552       $  7,565
                                                         ========================================
 Denominator:
    Denominator for basic earnings per share -
      weighted average shares                           6,749,435       6,070,666      5,056,242
    Effect of dilutive securities:
      Employee stock options                               60,831          57,154         39,332
      Preferred stock                                           0         621,732      1,589,810
                                                        ----------------------------------------
    Dilutive potential common shares                       60,831         678,886      1,629,142
                                                        ----------------------------------------
      Denominator for diluted earnings per
        share - adjusted weighted-average
        shares and assumed conversions                  6,810,266       6,749,552      6,685,384
                                                        =========================================
 Basic earnings per share                                   $1.33           $1.33          $1.29
                                                        =========================================
 Diluted earnings per share                                 $1.32           $1.27          $1.13
                                                        =========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               DECEMBER 31, 1997
-------------------------------------------------------------------------------

 14. FEDERAL INCOME TAXES

     The Corporation's federal income tax provision in the accompanying statements of income differs from the statutory rate as follows:

                                                                            1997           1996            1995

 Statutory rate                                                               34%             34%            34%
 Income before federal income taxes                                      $11,425        $ 11,108       $ 10,260
 Tax at statutory rate                                                   $ 3,885        $  3,777       $  3,488
 Tax effect of non-taxable interest                                       (1,187)         (1,001)          (831)
 Other items, net                                                           (248)           (220)            38
                                                                         ----------------------------------------
                                                                         $ 2,450        $  2,556       $  2,695
                                                                         ========================================

 Significant components of the Corporation's deferred tax liabilities and assets as of December 31 are as follows:

                                                           1997           1996
 Deferred tax liabilities:
    SFAS No. 115 adjustment                             $ 1,553       $    n/a
    Other                                                   552            337
                                                        ------------------------
      Total deferred tax liabilities                      2,105            337
 Deferred tax assets:
    Provision for loan losses                             2,331          2,482
    SFAS No. 115 adjustment                                 n/a             12
    Non-accrual interest                                    634            468
    Goodwill and intangible amortization                    469            402
    Deferred loan fees                                      271            257
    Other                                                   462            272
                                                       -------------------------
      Total deferred tax assets                           4,167          3,893
                                                       -------------------------
 Net deferred tax assets                                $ 2,062       $  3,556
                                                       ========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               DECEMBER 31, 1997
-------------------------------------------------------------------------------


15. EMPLOYEE BENEFIT PLANS

The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. The benefits are based on a percentage of the employee's average annual earnings multiplied by completed years of continuous service. The Corporation's funding policy is to contribute annually an amount between the minimum required and the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The plan assets at December 31, 1997 are invested primarily in common stock, preferred stock, and corporate bonds. The following table sets forth the plan's funded status and amounts recognized in the Corporation's statements of financial position on December 31:

                                                                                           1997           1996

Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
     benefits of $3,768 in 1997 and $2,796 in 1996                                      $ 4,233        $ 3,210

Projected benefit obligation for service rendered to date                               $ 5,478        $ 5,624
Plan assets at fair value, primarily listed stocks and corporate bonds                    6,978          5,864
                                                                                        ------------------------
Plan assets in excess of projected benefit obligation                                    (1,500)          (240)
Unrecognized net gain from past experience different from that
   assumed and effects of changes in assumptions                                          1,584             67
Unrecognized net assets at January 1                                                        114            135
                                                                                        ------------------------
(Accrued) prepaid pension costs included in other assets                                $  (198)      $     38
                                                                                        ========================


Net pension cost included the following components:

                                                                            1997           1996           1995

Service cost-benefits earned during the period                          $   433         $   532        $   398
Interest cost on projected benefit obligation                               367             408            351
Actual return on plan assets                                             (1,218)           (645)        (1,385)
Net amortization and deferral                                               654             157            969
                                                                        ----------------------------------------
Net periodic pension expense                                            $   236         $   452        $   333
                                                                        =======================================



Assumptions used in determining the actuarial present value of the projected benefit obligation are as follows:

                                                                             1997            1996           1995

Rates used for calculation of expense:
   Interest rate for obligations                                              7.25%           7.5%           7.0%
   Long-term rate of investment return                                        9.75            9.75           9.25
   Salary increase rate                                                       5.0             5.0            5.5

The Bank also has a supplemental retirement deferred benefit plan for certain employees, which provides benefits in excess of the defined benefit plan discussed above. As of December 31, 1997 and 1996, the accumulated benefit obligation recorded in the financial statements was $528 and $430, respectively. The plan expense for 1997, 1996, and 1995 was $98, $114, and $149, respectively. The Bank also has a stock appreciation rights plan that was used to grant certain officers stock appreciation rights upon their employ. The Corporation has not issued any rights since 1987. As of December 31, 1997 and 1996, the accumulated obligation for these rights recorded in the financial statements was $394 and $204, respectively. The plan expense for 1997, 1996, and 1995 was $190, $9, and $155, respectively.

The Bank also sponsors a defined contribution benefit plan covering substantially all eligible employees of the Bank. The Bank voluntarily contributes 75% of the participant's contribution to a maximum of 4.5% of the participant's compensation. Participants, at their discretion, may invest in several investment funds or a stock fund consisting solely of the Corporation's common stock. The Bank's contribution is limited solely to the stock fund. Contributions in 1997, 1996, and 1995 were $307, $286, and $257, respectively. The Board of Directors of the Corporation has authorized the issuance of 99,000 shares of the Corporation's common stock for use in the Bank's defined contribution benefit plan. As of December 31, 1997, none of the shares authorized have been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               DECEMBER 31, 1997
-------------------------------------------------------------------------------


16. STOCK OPTIONS

The Corporation's incentive stock option plan authorizes the issuance of options to purchase common stock to key officers primarily at the market price at the date of grant. In May 1991 the plan was approved to provide 135,000 shares of common stock to be used by the plan for a period of five years, limiting grants to a maximum of 4,500 shares per officer per year. In May 1994 the plan was amended to provide an additional 300,000 shares of common stock and an increase of the maximum annual grant to 7,500 shares. The term of the plan was extended to May 2000. The options are exercisable one year after issuance and expire after ten years. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. The Corporation has elected, as the standard allows, to continue to measure compensation costs for its plans as prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" because the alternative fair value accounting provided under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosure of net income and earnings per share is made in the accompanying footnotes as if the fair-value method of accounting, as defined by SFAS No. 123, had been adopted.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                           1997            1996           1995
Risk-free interest rate                                                    5.5%            6.0%           6.0%
Dividend yield                                                             3.0%            3.0%           3.0%
Volatility factor of expected market
   price of Corporation's common stock                                     .161            .137           .137
Weighted-average expected life                                          6 years         6 years        6 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                                                           1997           1996            1995

Pro forma net income                                                     $8,851          $8,473         $7,525
Pro forma earnings per share:
   Basic                                                                 $ 1.31          $ 1.32         $ 1.28
   Diluted                                                               $ 1.30          $ 1.26         $ 1.13

A summary of stock option activity is as follows:

                                                                       NUMBER OF         OPTION PRICE
                                                                         SHARES            PER SHARE      TOTAL
Outstanding at December 31, 1994                                        124,500         $4.33 - $10.58  $1,137
   Granted                                                               53,200              10.56         562
   Exercised                                                             (4,500)              7.33         (33)
                                                                       -----------------------------------------
Outstanding at December 31, 1995                                        173,200          4.33 -  10.58   1,666
   Granted                                                               63,300              13.44         850
   Exercised                                                            (29,700)         7.33 -  10.58    (275)
                                                                       -----------------------------------------
Outstanding at December 31, 1996                                        206,800          4.33 -  13.44   2,241
   Granted                                                               62,000         22.13 -  24.19   1,380
   Exercised                                                            (75,400)         4.33 -  13.44    (716)
                                                                       -----------------------------------------
Outstanding at December 31, 1997                                        193,400         $7.33 - $24.19  $2,905
                                                                       ========================================
Exercisable at December 31, 1997                                        131,400         $7.33 - $13.44  $1,525

The weighted-average fair value of the options granted during 1997, 1996 and 1995 were $4.05, $4.80 and $3.78, respectively. The weighted-average remaining contractual life of the outstanding options is 8.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               DECEMBER 31, 1997
-------------------------------------------------------------------------------


17. PARENT COMPANY

Condensed financial information of Second Bancorp, Inc. (Parent Company only) is as follows:

CONDENSED BALANCE SHEETS


                                                                                               DECEMBER 31
                                                                                           1997          1996
Assets:
   Cash                                                                                $  2,036       $  3,505
   Available-for-sale securities                                                          1,632          1,154
   Loans                                                                                    683            703
   Investment in and advances to subsidiary, at equity
     in underlying value of their net assets                                             75,650         69,048
   Fixed assets                                                                              43             64
   Other assets                                                                             946            769
                                                                                       ------------------------
     Total assets                                                                       $80,990       $ 75,243
                                                                                       ========================

Liabilities and Shareholders' Equity:
   Accrued and other liabilities                                                       $  1,562      $   1,006
   Note payable                                                                               0          5,000
   Shareholders' Equity:
     Preferred stock, no par value;
       Series A: 1,500,000 shares authorized;
         718,750 shares issued and 0 and 300
         shares outstanding, respectively                                                     0              6
       Series B: 1,500,000 shares authorized                                                  0              0
   Common stock, no par value; 20,000,000
     shares authorized; 6,850,663 and 6,717,174 shares
     issued, respectively                                                                29,302         27,398
   Treasury stock, 50,400 and 20,000 shares, respectively                                  (793)          (319)
   Net unrealized holding gains (losses) on
     available-for-sale securities                                                        3,016            (24)
   Retained earnings                                                                     47,903         42,176
                                                                                       -------------------------
     Total Liabilities and Shareholders' Equity                                        $ 80,990       $ 75,243
                                                                                       =========================

CONDENSED STATEMENTS OF INCOME

Years ended December 31                                                    1997            1996           1995
Income:
   Cash dividends from subsidiary                                      $  7,722        $  8,384       $  3,384
   Interest income                                                          863             750            757
   Gains on sale of securities                                              352               0              0
   Other income                                                              26              19             10
                                                                       -----------------------------------------
   Total income                                                           8,963           9,153          4,151
Expenses:
   Interest expense                                                         276             371            432
   Other expenses                                                         1,669             559            663
                                                                       -----------------------------------------
   Total expenses                                                         1,945             930          1,095
                                                                       -----------------------------------------
Income before income taxes and equity in
   undistributed earnings of subsidiary                                   7,018           8,223          3,056
Income tax benefit                                                          363              60            116
Income before and equity in undistributed earnings
   of subsidiary                                                          7,381           8,283          3,172
Equity in undistributed earnings of subsidiary                            1,594             269          4,393
                                                                       -----------------------------------------
     Net income                                                        $  8,975       $   8,552      $   7,565
                                                                       =========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               DECEMBER 31, 1997
-------------------------------------------------------------------------------

 CONDENSED STATEMENTS OF CASH FLOWS
 Years ended December 31                                                    1997            1996           1995

 Operating Activities:
    Net income                                                            $8,975          $8,552         $7,565
    Less: Equity in undistributed net income of subsidiary                (1,594)           (269)        (4,393)
    Provision for depreciation                                                29              26             15
    Gain on sale of securities                                              (352)              0              0
    Other (net)                                                              364             (42)           136
                                                                          ---------------------------------------
 Cash provided by operations                                               7,422           8,267          3,323

 Investing Activities:
    Increase in loan to subsidiary                                        (2,000)         (2,000)             0
    Net decrease (increase) in loans                                          20              19           (722)
    Sale of securities                                                         0             300              0
    Purchase of securities                                                  (903)           (482)          (186)
    Donation of securities to establish
      charitable foundation                                                  824               0              0
 Purchase of premises and equipment                                           (8)            (63)             0
                                                                          ---------------------------------------
 Cash used by investing activities                                        (2,067)         (2,226)          (908)

 Financing Activities:
    Issuance of note payable                                                   0               0          5,000
    Repayment of note payable                                             (5,000)              0         (5,000)
    Redemption and conversion of preferred stock                              (2)            (32)             0
    Issuance of common stock                                               1,900             547            511
    Purchase of treasury stock                                              (474)           (319)             0
    Payment of dividend                                                   (3,248)         (3,272)        (2,994)
                                                                          ---------------------------------------
 Cash used by financing activities                                        (6,824)         (3,076)        (2,483)
                                                                          ---------------------------------------
 (Decrease) increase in cash                                              (1,469)          2,965            (68)
 Cash at beginning of year                                                 3,505             540            608
                                                                          ---------------------------------------
 Cash at end of year                                                      $2,036          $3,505         $  540
                                                                          ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND BANCORP, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 DECEMBER 31, 1997
--------------------------------------------------------------------------------
           18. COMMITMENTS AND CONTINGENT LIABILITIES

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

           The Bank's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows:

                                                        1997                1996

           Commercial                               $ 91,499            $102,756
           Real Estate                                 4,459               2,986
           Consumer                                   17,054               6,374
           Standby Letters of Credit                   4,878               6,236
                                                    ----------------------------
                                                    $117,890            $118,352
                                                    ============================

           LEASE AGREEMENTS:

           The Bank has entered into lease agreements covering its main office, several branch locations, and equipment for various periods through 2011, with options to renew. Also, the Bank has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time.

           Future minimum commitments under non-cancelable operating leases and future estimated commitments under the electronic data processing agreement are as follows:


           1998               $1,722
           1999                1,584
           2000                1,563
           2001                1,515
           2002                1,444
           thereafter          8,778

           Rentals under operating leases and data processing costs amounted to $2,555, $2,981, and $2,888 in 1997, 1996, and 1995, respectively.

           Low Income Housing Project: In 1993, the Bank began investing in low-income housing tax credit projects designed to provide affordable housing for Ohio communities. The Bank has invested $924 to date and has begun to realize tax credits and tax savings from the investments. The Bank is committed to invest another $576 to the fund over the next several years.


--------------------------------------------------------------------------------
           19. SIGNIFICANT CONCENTRATION OF CREDIT RISK

           Most of the Bank's business activity is with customers located within the state of Ohio. As of December 31, 1997, the Bank had a concentration in commercial real estate loans totaling approximately $206,000, approximately 69% of which were owner-occupied businesses, including medical office buildings, retail and fast-food restaurants, and automobile dealerships within the Bank's market area. Of the $206,000 of commercial real estate loans, $2,821 or 1.4% were on non-accrual status as of December 31, 1997.

REPORT OF INDEPENDENT AUDITORS
SECOND BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

           TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SECOND BANCORP, INC.

           We have audited the accompanying consolidated balance sheets of Second Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Bancorp, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  /s/ Ernst & Young LLP


           Cleveland, Ohio
           January 19, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the registrant information is incorporated herein by reference to the definitive proxy statement for the annual meeting of shareholders to be held May 12, 1998 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997. Information regarding executive officers is included under item 4a hereof.

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



                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) The following consolidated financial statements of Second Bancorp, Incorporated and subsidiary are incorporated herein by reference in Item 8:

Consolidated Balance Sheets - December 31, 1997 and 1996.

Consolidated Statements of Income - years ended December 31, 1997, 1996 and
1995.

Consolidated Statements of Shareholders' Equity - years ended December 31, 1997, 1996 and 1995.

Consolidated Statement of Cash Flows - years ended December 31, 1997, 1996 and 1995.

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

3.1(1)          Articles of Incorporation of the Registrant.

3.2             Amendment to the Articles of Incorporation of the Registrant dated June 25, 1997.

3.3(1)          Code of Regulations of the Registrant.

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

10.1(1)         Amended Stock Option Incentive Plan.

10.2(1)         Form of Incentive Stock Option Agreement.

10.3(1)         Stock  Appreciation  Rights  Agreement by and between the Company and Alan G. Brant,  dated April 1,
                1987, as amended.

10.4            Form of Amendment to April 1, 1987 Stock  Appreciation  Rights  Agreement by and between the Company and Alan G. Brant, effective December 18, 1996.

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

21       Subsidiaries of the registrant.

23.1     Consent of Ernst & Young.

(1) Incorporated by reference to the exhibit filed with the Company's annual report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference to the exhibit filed with the Company's annual report on Form 10-K for the year ended December 31, 1995.


(b) The Corporation did not file any reports on Form 8-K during the three months ended December 31, 1997.

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

                             SECOND BANCORP, INCORPORATED

                             /s/ DAVID L. KELLERMAN       March 25, 1998
                             -------------------------------------------
                             David L. Kellerman, Treasurer     (date)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



By: /s/ ALAN G. BRANT                               March 26, 1998
        ----------------------------------------------------------
        A. G. Brant, Chairman and President             (date)

By: /s/ DAVID L. KELLERMAN                          March 25, 1998
        ----------------------------------------------------------
        D. L. Kellerman, Principal Financial            (date)
           Officer and Principal Accounting Officer

By: /s/ JOHN C. GIBSON SR.                          March 26, 1998
        ----------------------------------------------------------
        John C. Gibson Sr., Director                    (date)


By: /s/ JOHN A. ANDERSON                            March 26, 1998
        ----------------------------------------------------------
        John A. Anderson, Director                      (date)

By: /s/ ROBERT J. WEBSTER                           March 26, 1998
        ----------------------------------------------------------
        Robert J. Webster, Director                     (date)