Form 10-Q
period 1998-03-31
SECOND BANCORP INC
filed 1998-05-14
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended March 31, 1998

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the transition period _______ to _______.

Commission file number: 0-15624
                        -------

                          SECOND BANCORP, INCORPORATED
             (exact name of registrant as specified in its charter)

Ohio                                                          34-1547453
------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
in Company or organization)                                 Identification No.)


108 Main Ave. Warren, Ohio                                    44482-1311
-------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

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

Common Stock, without par value -- 6,785,958 shares outstanding as of April 30, 1998.

SECOND BANCORP, INC. AND SUBSIDIARY

INDEX                                                                  Page
                                                                       Number
                                                                       ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
March 31, 1998 and 1997 and December 31, 1997....................      3

Consolidated statements of income -
         Three months ended March 31, 1998 and 1997..............      4

Consolidated statements of cash flows -
         Three months ended March 31, 1998 and 1997...............     5

Consolidated statement of shareholders' equity -
         Three months ended March 31, 1998 and 1997...............     6

Notes to consolidated financial statements - March 31, 1998.......     7

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..   8-9


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...............................    10
         Item 2.  Changes in Securities...........................    10
         Item 3.  Defaults upon Senior Securities.................    10
         Item 4.  Submission of Matters to a Vote of Security
                  Holders.........................................    10
         Item 5.  Other Information ..............................    10
         Item 6.  Exhibits and Reports on Form 8-K................    10

         SIGNATURES...............................................    11

         Statement 11 Re: Computation of Earnings Per Share ......    12

         Schedule 27 .............................................    13

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
Second Bancorp, Inc. and Subsidiary


                                                              March 31     December 31     March 31
                                                           -------------------------------------------
(Dollars in thousands)                                          1998           1997          1997
------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------
Cash and due from banks                                           $26,726        $24,367      $29,649
Federal funds sold                                                  3,000         10,000        3,000
Securities (at market value)                                      298,413        280,010      239,775
Loans                                                             572,046        566,492      568,787
Less reserve for loan losses                                        7,059          6,855        7,156
                                                           -------------------------------------------
    Net loans                                                     564,987        559,637      561,631
Premises and equipment                                              9,957          9,924        9,256
Accrued interest receivable                                         6,773          6,188        5,622
Goodwill and intangible assets                                      3,061          3,221        3,690
Other assets                                                       18,369         20,133       22,731
                                                           -------------------------------------------
      Total assets                                               $931,286       $913,480     $875,354
                                                           ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------
Deposits:
  Demand - non-interest bearing                                   $77,289        $93,080      $74,763
  Demand - interest bearing                                        63,388         64,796       60,902
  Savings                                                         148,807        155,127      152,160
  Time deposits                                                   375,693        390,263      373,007
                                                           -------------------------------------------
    Total deposits                                                665,177        703,266      660,832

Federal funds purchased and securities sold under
    agreements to repurchase                                      125,665        111,327       94,940
Note payable                                                            0              0        5,000
Other borrowed funds                                                3,103          3,492        4,398
Federal Home Loan Bank advances                                    48,435          9,864       33,911
Accrued expenses and other liabilities                              7,929          6,103        7,353
                                                           -------------------------------------------
    Total liabilities                                             850,309        834,052      806,434
Shareholders' equity:
  Preferred stock, no par value;
    Series A: 1,500,000 shares authorized; 718,750
      issued and 0 and 300 shares outstanding at
      1997 and 1996, respectively                                       0              0            2

    Series B: 1,500,000 shares authorized                               0              0            0
  Common stock, no par value; 20,000,000 shares
      authorized; 6,881,089, 6,850,663 and 6,780,796
      shares, respectively                                         29,993         29,302       27,927
  Treasury stock, 50,400 shares                                      (793)          (793)        (793)
  Accumulated other comprehensive income                            2,274          3,016       (1,729)
  Retained earnings                                                49,503         47,903       43,513
                                                           -------------------------------------------
    Total shareholders' equity                                     80,977         79,428       68,920
                                                           -------------------------------------------
      Total liabilities and shareholders' equity                 $931,286       $913,480     $875,354
                                                           ===========================================


See notes to consolidated financial statements.

Certain reclassifications have been made to amounts previously reported in order to conform with current year presentation.

Consolidated Statements of Income
Second Bancorp, Inc. and Subsidiary


                                                             For the three months
(Dollars in thousands,                                          Ended March 31
                                                         -----------------------------
 except per share data)                                       1998          1997
--------------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------
  Loans (including fees):
    Taxable                                                     $12,702       $12,572
    Exempt from federal income taxes                                122           170
  Securities:
    Taxable                                                       3,650         2,877
    Exempt from federal income taxes                                790           654
  Federal funds sold                                                 42            91
                                                         -----------------------------
      Total interest income                                      17,306        16,364
INTEREST EXPENSE
--------------------------------------------
  Deposits                                                        6,525         6,312
  Federal funds purchased and securities
    sold under agreements to repurchase                           1,479         1,061
  Note payable                                                        0            90
  Other borrowed funds                                               31            37
  Federal Home Loan Bank advances                                   390           442
                                                         -----------------------------
      Total interest expense                                      8,425         7,942
                                                         -----------------------------
      Net interest income                                         8,881         8,422
Provision for loan losses                                           785           761
                                                         -----------------------------
    Net interest income after provision for loan losses           8,096         7,661
NON-INTEREST INCOME
--------------------------------------------
  Service charges on deposit accounts                               675           730
  Trust fees                                                        678           609
  Security gains                                                    128            31
  Other operating income                                            760           677
                                                         -----------------------------
      Total non-interest income                                   2,241         2,047
NON-INTEREST EXPENSE
--------------------------------------------
  Salaries and employee benefits                                  3,555         3,402
  Net occupancy                                                     797           786
  Equipment                                                         631           523
  Professional services                                             368           337
  Assessment on deposits and other taxes                            244           235
  Amortization of goodwill and other intangibles                    163           188
  Other operating expenses                                        1,364         1,459
                                                         -----------------------------
      Total non-interest expense                                  7,122         6,930
                                                         -----------------------------
Income before federal income taxes                                3,215         2,778
Income tax expense                                                  726           628
                                                         -----------------------------
Net income                                                       $2,489        $2,150
                                                         =============================

NET INCOME PER COMMON SHARE:
      Basic                                                       $0.36         $0.32
      Diluted                                                     $0.36         $0.32
Weighted average common shares outstanding:
      Basic                                                   6,821,478     6,700,006
      Diluted                                                 6,926,532     6,801,250

Consolidated Statements of Shareholders' Equity
Second Bancorp, Inc. and Subsidiary

                                                                                      Accumulated
                                                                                        Other
                                                      Preferred   Common   Treasury   Comprehen-     Retained            Comprehen-
(Dollars in thousands)                                  Stock     Stock     Stock     sive Income    Earnings    Total   sive Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                                 $  6    $ 27,398   $ (319)     $    (24)   $ 42,176    $ 69,237
Comprehensive income:
  Net income                                                                                           2,150       2,150    $ 2,150
  Other comprehensive income, net of tax
    Change in unrealized market value adjustment
        on securities available-for-sale, net of tax                                      (1,705)                 (1,705)    (1,705)
                                                                                                                            --------
Comprehensive income                                                                                                        $   445
                                                                                                                            ========
Cash dividends declared: common ($.48 per share)                                                        (813)       (813)
Exercise of stock options                                             549                                            549
Common stock issued - dividend reinvestment plan                      (22)                                           (22)
Conversion of preferred stock to common stock              (4)          2                                             (2)
Purchase of treasury stock                                                    (474)                                 (474)
                                                         ----------------------------------------------------------------
Balance, March 31, 1997                                  $  2    $ 27,927   $ (793)     $ (1,729)   $ 43,513    $ 68,920
                                                         ================================================================
Balance, January 1, 1998                                 $  -    $ 29,302   $ (793)     $  3,016    $ 47,903    $ 79,428
Comprehensive income:
Net income                                                                                             2,489       2,489    $ 2,489
  Other comprehensive income, net of tax
    Change in unrealized market value adjustment
        on securities available-for-sale, net of tax                                        (742)                   (742)      (742)
                                                                                                                            --------
Comprehensive income                                                                                                        $ 1,747
                                                                                                                            ========
Cash dividends declared: common ($.13 per share)                                                        (889)       (889)
Exercise of stock options                                              30                                             30
Common stock issued - dividend reinvestment plan                      661                                            661
                                                         ================================================================
Balance, March 31, 1998                                  $  -    $ 29,993   $ (793)     $  2,274    $ 49,503    $ 80,977
                                                         ================================================================

Second Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows


                                                               For the Three Months Ended March 31
                                                               -----------------------------------
(Dollars in Thousands)                                             1998                 1997
----------------------                                             ----                 ----
OPERATING ACTIVITIES
----------------------------------------------------------
  Net Income                                                      $2,489               $2,150
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
    Provision for Loan Losses                                        785                  761
    Provision for Depreciation                                       494                  375
    Provision for Amortization of Intangibles                        160                  188
    Amortization of Investment Discount and Premium                 (325)                   6
    Deferred Income Taxes                                            (23)                 (28)
    Securities Gains                                                (128)                 (31)
    Other Gains, net                                                (228)                (215)
    Increase in Interest Receivable                                 (585)                (536)
    Increase in Interest Payable                                     317                  279
    Originations of Loans Held-for-Sale                           (7,678)              (4,372)
    Proceeds from Sale of Loans Held-for-Sale                      7,906                4,581
    Decrease (Increase) in Other Assets                            2,170                 (123)
    Increase in Other Liabilities                                  1,509                  762
                                                          ------------------------------------
    Net Cash Provided by (Used by) Operating Activities            6,863                3,797

INVESTING ACTIVITIES
----------------------------------------------------------
  Proceeds from Maturities of Securities -                        25,229               12,505
    Available-for-Sale
  Proceeds from Sales of Securities - Available-for-Sale           3,164                7,937
  Purchases of Securities - Available-for-Sale                   (47,468)             (31,451)
  Net Decrease (Increase) in Revolving Credit Receivables             10                 (249)
  Net Increase in Loans                                           (6,145)              (3,706)
  Net Increase in Premises and Equipment                            (527)                (707)
                                                          ------------------------------------
    Net Cash Provided by (Used by) Investing Activities          (25,737)             (15,671)

FINANCING ACTIVITIES
----------------------------------------------------------
  Net Decrease in Demand Deposits, Insured Money Market
    and Interest Checking Accounts, and Savings Deposits         (23,519)             (18,009)
  Net (Decrease) Increase in Time Deposits                       (14,570)               9,444
  Net Increase in Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase                           14,338                8,153
  Net (Decrease) Increase in Borrowings                             (389)                 409
  Net Advances from Federal Home Loan Bank                        38,571                7,354
  Cash Dividends                                                    (889)                (813)
  Repurchase of Common Shares into Treasury                            0                 (474)
  Redemption of Preferred Stock                                        0                   (2)
  Issuance of Common Stock                                           691                  527
                                                          ------------------------------------
    Net Cash Provided by Financing Activities                     14,233                6,589
                                                          ------------------------------------
    Increase in Cash and Cash Equivalents                         (4,641)              (5,285)
                                                          ------------------------------------
Cash and Cash Equivalents at Beginning of Year                    34,367               37,934
                                                          ------------------------------------
    Cash and Cash Equivalents at End of Period                   $29,726              $32,649
                                                          ====================================

Supplementary Cash Flow Information:
     Cash paid for 1) Federal Income taxes - $0 and $0 for the three months ended March 31, 1998 and 1997, respectively and 2) Interest - $8,346,000 and $7,773,000 for the three months ended March 31, 1998 and 1997, respectively.

SECOND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1998

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain reclassifications have been made to amounts previously reported in order to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - PER SHARE DATA
The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period, as restated for the two for one stock split effective May 1, 1997.

NOTE C - COMPREHENSIVE INCOME
As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $1,747 and $445. The components of comprehensive income, net of tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:


                                                              1998               1997
                                                              -----------------------
Net income                                                    $2,489            $2,150
Unrealized losses on available-for-sale securities              (742)           (1,705)
                                                              -------------------------
Comprehensive income                                          $1,747            $  445
                                                              =========================

Accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 totaled $2,274and $3,016, respectively and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax.

Disclosure of reclassification amounts:


                                                                       January 1 to    January 1 to
                                                                       March 31, 1998  March 31, 1997
                                                                       ------------------------------
Unrealized holding losses arising during the period                     $(614)            $(1,674)
Less: reclassification for gains included in net income                  (128)                (31)
                                                                       --------------------------
Net unrealized losses on available-for-sale securities                  $(742)            $(1,705)
                                                                       ==========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Second Bancorp, Incorporated, (the "Company") is a one-bank holding company which owns The Second National Bank of Warren (the "Bank"), a Warren, Ohio based commercial bank. Operating through twenty-six branches and one loan production office, the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a five county area in northeastern Ohio. The Bank has received approval to open a twenty-seventh office in Medina, Ohio. The branch is scheduled to open in the third quarter of 1998.

The Bank focuses its marketing efforts primarily on local independent and professional firms and individuals who are the owners and principals of such firms. The Bank has emphasized commercial lending and market area expansion.

Financial Condition
At March 31, 1998, the Company had consolidated total assets of $931 million, deposits of $665 million and shareholders' equity of $81 million. Since March 31, 1997, total assets have grown by 6.4%. Asset growth has primarily centered in the category of securities as total loan growth has moderated over the past year. Securities have increased by 24% over the past year to $298 million at the end of the first quarter of 1998. Net loans now total $565 million, an increase of $5 million from a year ago. Within the loan totals, real estate loan balances have increased by 39% to $92 million as of March 31, 1998 while consumer lending has declined by $25 million to $171 million as of the same date. The decline in consumer loan balances reflects the Bank's reduced focus on indirect automobile lending and commitment to improved credit quality within that portfolio.

Funding growth has primarily been generated through advances from the Federal Home Loan Bank and increases in retail repurchase agreements. The Bank has recently allowed certain higher priced time deposits to roll off in favorable of longer term and lower cost Federal Home Loan Bank advances. Retail repurchase agreement accounts have increased, along with Federal funds purchased, to over $125 million as of March 31, 1998 versus $95 million as of the same date in 1997.

Results of Operations
General. The Company achieved net income of $2,489,000 for the first quarter of 1998, 16% greater than the $2,150,000 earned during the same period last year. On a per share basis, as restated to reflect the two for one stock split of May 1, 1997, diluted earnings for the quarter were $.36, 12.5% greater than the $.32 per share reported for the first quarter of 1997. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.028 and 12.33%, respectively for the first quarter of 1998 compared to .99% and 12.33% for last year's first quarter. Net interest income increased by 5.5% to $8,881,000 for the first quarter of 1998. Non-interest income increased 9.5% from a year ago with increases in income from trust services, security gains and other operating income all posting positive results. Non-interest expenses were only 2.8% greater than the same period a year ago.

Asset Quality. The reserve for loan losses was 1.23% of total loans at the end of the first quarter of 1998. The reserve was 1.26% of total loans at March 31, 1997. Non-performing loans have declined significantly over the past year and total $5,311,000 as of March 31, 998 versus $8,134,000 as of the same date last year. Net charge-offs averaged an annualized .41% of average loans for the first quarter which represents a substantial decrease from the level of .64% of average loans for the first quarter of 1997. A $2.4 million receivable due the Bank which was reclassified from loans to other assets at the end of 1997 was substantially recovered during the first quarter of 1998 and further indicates an improved credit quality position.

Net Interest Income. Net interest income for the first quarter of 1998 increased by 5.5% from the same period last year to $8,881,000. The increase was derived from an increase of 6.5% in average earning assets to $862 million. The net interest margin was marginally lower in the first quarter of 1998 at 4.34%, compared to 4.37% for the same period in 1997. A decrease in the loan to asset ratio is primarily responsible for the slight decline in the net interest margin. Loan represent 61% of total assets at the end of the third quarter 1997, compared to 64% a year earlier.

Non-interest Income. Non-interest income showed significant improvement over the past year. For the first quarter of 1998, fees from trust services increased by $69,000, or 11%, over the first quarter of 1997. Other income totaled $760,000 for the first quarter of 1998 versus $677,000 for the same period in 1997. Sales of SBA and real estate loans as well as sales of alternative investment products helped generate the increase in other income. Security sales for the quarter generated $128,000 in income versus $31,000 in gains for the first quarter of 1997.

Non-interest Expense. The expenses for the first quarter of 1998 were 2.8% greater than for the same period in 1997. Increases in salaries and employee benefits (4.5%) along with equipment expense (20.6%) related to the companies migration of data processing and information management systems and professional services (9%) were the primary factors affecting the increase in expenses. Net occupancy and assessments on deposits and other taxes were marginally higher while amortization of goodwill and other intangibles and other operating expenses were lower from a year ago.

Liquidity and Capital Resources. The Company provides funds for asset growth, deposit withdrawals and other liability maturities through maturing securities, payments made on loans, and through the acquisition of new deposits. The Company also has the ability to borrow in excess of $20 million in overnight funds through correspondent banks to satisfy short-term liquidity needs. The Company also uses advances from the Federal Home Loan Bank to provide funding for growth. The Company also has available to it $15 million in lines of credit from other financial institutions.

Shareholders' equity has increased by 17.5% over the past year, with retained earnings also increasing by 14%. Accumulated other comprehensive income, which consists of unrealized gains on available-for-sale securities, totaled $2,274,000 as of March 31, 1998. The tier I leverage ratio was 8.25% as of March 31, 1998, up from 7.75% as of the same date in 1997. Similarly, the risk-based capital ratio increased from 11.97% as of March 31, 1997 to 13.04 as of the end of the most recent quarter.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

(a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting was held on May 12, 1998. The results of the votes on the matters presented to shareholders will be disclosed in the Form 10-Q for the quarter ended June 30, 1998.

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

(11) Statement re: computation of earnings per share

The Company filed a Form 8-K on April 17, 1998 in conjunction with the announcement of the acquisition of Enfin, Inc. by Second Bancorp, Incorporated, The Company also filed a Form 8-K on May 7, 1998 in conjunction with the announcement of the acquisition of Trumbull Financial Corporation by Second Bancorp, Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP, INC.


Date: May 13, 1998       /s/ David L.  Kellerman
      ------------------------------------------------
                         David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.

Statement 11 Re: Computation of Earnings Per Share
Second Bancorp, Inc. and Subsidiary

                                                                          For the Three Months Ended
                                                                  ----------------------------------------
                                                                            March 31             March 31
                                                                             1998                 1997
                                                                             ----                 ----

(Dollars in thousands, except per share data)

BASIC:
Weighted  average shares issued                                            6,871,878            6,743,162
Less: Treasury shares                                                        (50,400)             (43,156)
                                                                  ----------------------------------------
Net Weighted average shares outstanding                                    6,821,478            6,700,006
                                                                  ========================================

Net income                                                                    $2,489               $2,150
                                                                  ========================================

Basic Earnings Per Share                                                       $0.36                $0.32

DILUTED:
Weighted  average shares issued                                            6,871,878            6,743,162
Less: Treasury shares                                                        (50,400)             (43,156)
Net effect of dilutive stock options -
  based on the treasury stock method
  using average market price                                                 105,054              101,020
Assumed conversion of $1.50 Preferred
  Stock Series A-1                                                                 0                  224
                                                                  ----------------------------------------
                                                                           6,926,532            6,801,250
                                                                  ========================================

Net income                                                                    $2,489               $2,150

Diluted Earnings Per Share                                                     $0.36                $0.32