Form 10-Q
period 1998-06-30
SECOND BANCORP INC
filed 1998-08-14
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF
                      1934 For quarter ended June 30, 1998

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934. For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                          SECOND BANCORP, INCORPORATED
             (exact name of registrant as specified in its charter)

Ohio                                                           34-1547453
-------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
in Company or organization)                                  Identification No.)


108 Main Ave. Warren, Ohio                                        44482-1311
----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

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

 Yes .x. No ...
-----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value -- 6,874,492 shares outstanding as of July 31, 1998.

SECOND BANCORP, INC. AND SUBSIDIARY

INDEX                                                                  Page
                                                                       Number
                                                                       ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
June 30, 1998 and 1997 and December 31, 1997...........................      3

Consolidated statements of income -
         Three months and six months ended June 30, 1998 and 1997            4

Consolidated statements of cash flows -
         Six months ended June 30, 1998 and 1997......................       5

Consolidated statement of shareholders' equity -
         Six months ended June 30, 1998 and 1997......................       6

Notes to consolidated financial statements - June 30, 1998............       7

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......    8-10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ..................................      11
         Item 2.  Changes in Securities ..............................      11
         Item 3.  Defaults upon Senior Securities ....................      11
         Item 4.  Submission of Matters to a Vote of Security
                  Holders.............................................      11
         Item 5.  Other Information ..................................      11
         Item 6.  Exhibits and Reports on Form 8-K....................      11

         SIGNATURES  .................................................      12

         Statement 11 Re: Computation of Earnings Per Share ..........      13

         Schedule 27 .................................................      14




Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
Second Bancorp, Inc. and Subsidiary
                                                         June 30          December 31          June 30
                                                    ---------------------------------------------------------
(Dollars in thousands)                                    1998               1997                1997
-------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------
Cash and due from banks                                       $32,276             $24,367            $31,341
Federal funds sold                                             12,000              10,000              2,500
Securities (at market value)                                  302,007             280,010            251,701
Loans                                                         590,387             566,492            586,416
Less reserve for loan losses                                    7,230               6,855              7,067
                                                    ---------------------------------------------------------
    Net loans                                                 583,157             559,637            579,349
Premises and equipment                                          9,796               9,924              9,879
Accrued interest receivable                                     6,430               6,188              6,289
Goodwill and intangible assets                                  2,945               3,221              3,497
Other assets                                                   18,864              20,133             19,937
                                                    ---------------------------------------------------------
      Total assets                                           $967,475            $913,480           $904,493
                                                    =========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
Deposits:
  Demand - non-interest bearing                               $85,403             $93,080            $80,068
  Demand - interest bearing                                    66,410              64,796             61,924
  Savings                                                     145,237             155,127            148,647
  Time deposits                                               378,412             390,263            357,505
                                                    ---------------------------------------------------------
      Total deposits                                          675,462             703,266            648,144

Federal funds purchased and securities sold under
    agreements to repurchase                                  145,718             111,327            136,017
Note payable                                                        0                   0              2,500
Other borrowed funds                                            6,091               3,492              6,177
Federal Home Loan Bank advances                                49,844               9,864             33,454
Accrued expenses and other liabilities                          6,525               6,103              5,792
                                                    ---------------------------------------------------------
      Total liabilities                                       883,640             834,052            832,084

Shareholders' equity:
  Preferred stock, no par value;
    Series A: 1,500,000 shares authorized                           0                   0                  0
    Series B: 1,500,000 shares authorized                           0                   0                  0
  Common stock, no par value; 20,000,000 shares
    authorized; 6,913,192, 6,850,663 and 6,797,536
    shares, respectively                                       30,745              29,302             28,245
  Treasury stock, 50,400 shares                                 (793)               (793)              (793)
  Accumulated other comprehensive income                        2,685               3,016                 61
  Retained earnings                                            51,198              47,903             44,896
                                                    ---------------------------------------------------------
    Total shareholders' equity                                 83,835              79,428             72,409
                                                    ---------------------------------------------------------
      Total liabilities and shareholders' equity             $967,475            $913,480           $904,493
                                                    =========================================================


See notes to consolidated financial statements.
Certain reclassifications have been made to amounts previously reported in order to conform with current year presentation.




Consolidated Statements of Income
Second Bancorp, Inc. and Subsidiary
                                                           For the Three Months               For the Six Months
                                                               Ended June 30                    Ended June 30
(Dollars in thousands,                                --------------------------------    ---------------------------
 except per share data)                                    1998            1997               1998         1997
--------------------------------------------------------------------------------------    ---------------------------
INTEREST INCOME
------------------------------------------------------
  Loans (including fees):
    Taxable                                                   $12,895         $12,924          $25,597       $25,496
    Exempt from federal income taxes                              240             134              362           304
  Securities:
    Taxable                                                     3,436           3,090            7,086         5,967
    Exempt from federal income taxes                              821             700            1,611         1,354
  Federal funds sold                                               85              52              127           143
                                                      --------------------------------    ---------------------------
      Total interest income                                    17,477          16,900           34,783        33,264
INTEREST EXPENSE
------------------------------------------------------
  Deposits                                                      6,360           6,274           12,885        12,586
  Federal funds purchased and securities
    sold under agreements to repurchase                         1,429           1,288            2,908         2,349
  Note payable                                                      0              97                0           187
  Other borrowed funds                                             47              45               78            82
  Federal Home Loan Bank advances                                 688             492            1,078           934
                                                      --------------------------------    ---------------------------
      Total interest expense                                    8,524           8,196           16,949        16,138
                                                      --------------------------------    ---------------------------
      Net interest income                                       8,953           8,704           17,834        17,126
  Provision for loan losses                                       806             782            1,591         1,543
                                                      --------------------------------    ---------------------------
      Net interest income after provision for loan
        losses                                                  8,147           7,922           16,243        15,583

NON-INTEREST INCOME
------------------------------------------------------
  Service charges on deposit accounts                             713             789            1,388         1,519
  Trust fees                                                      677             609            1,355         1,218
  Security gains                                                   35              16              163            47
  Other operating income                                          969             716            1,729         1,393
                                                      --------------------------------    ---------------------------
      Total non-interest income                                 2,394           2,130            4,635         4,177
NON-INTEREST EXPENSE
------------------------------------------------------
  Salaries and employee benefits                                3,635           3,377            7,190         6,779
  Net occupancy                                                   794             764            1,591         1,550
  Equipment                                                       620             486            1,251         1,009
  Professional services                                           338             443              706           780
  Assessment on deposits and other taxes                          209             237              453           472
  Amortization of goodwill and other intangibles                  164             188              327           376
  Other operating expenses                                      1,451           1,896            2,815         3,355
                                                      --------------------------------    ---------------------------
      Total non-interest expense                                7,211           7,391           14,333        14,321
                                                      --------------------------------    ---------------------------
Income before federal income taxes                              3,330           2,661            6,545         5,439
Income tax expense                                                742             470            1,468         1,098
                                                      --------------------------------    ---------------------------
Net income                                                     $2,588          $2,191           $5,077        $4,341
                                                      ================================    ===========================

NET INCOME PER COMMON SHARE:
      Basic                                                     $0.38           $0.33            $0.74         $0.65
      Diluted                                                   $0.37           $0.32            $0.73         $0.64
Weighted average common shares outstanding:
      Basic                                                 6,853,161       6,734,104        6,837,407     6,716,961
      Diluted                                               6,947,459       6,789,982        6,935,124     6,795,602


See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
Second Bancorp, Inc. and Subsidiary                                                   Accumulated
                                                                                         Other
                                                 Preferred     Common      Treasury    Comprehen-   Retained              Comprehen-
(Dollars in thousands)                             Stock        Stock       Stock     sive Income   Earnings      Total  sive Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                        $      6     $ 27,398     $   (319)    $    (24)    $ 42,176    $ 69,237


Comprehensive income:
  Net income                                                                                           4,341       4,341   $  4,341
  Other comprehensive income, net of tax
    Change in unrealized market value
        adjustment on securities
        available-for-sale, net of tax                                                       85                       85         85

                                                                                                                           --------
Comprehensive income                                                                                                       $  4,426
                                                                                                                           ========
Cash dividends declared:
  Common stock ($.24 per share)                                                                       (1,621)     (1,621)
Exercise of stock options                                         596                                                596
Common stock issued - dividend reinvestment plan                  247                                                247
Conversion of preferred stock to common stock         (6)           4                                                 (2)
Purchase of treasury stock                                                    (474)                                 (474)
                                                ------------------------------------------------------------------------
Balance, June 30, 1997                          $   --       $ 28,245     $   (793)    $     61     $ 44,896    $ 72,409
                                                ========================================================================

Balance, January 1, 1998                        $   --       $ 29,302     $   (793)    $  3,016     $ 47,903    $ 79,428


Comprehensive income:
Net income                                                                                             5,077       5,077   $  5,077

  Other comprehensive income, net of tax
    Change in unrealized market value
       adjustment on securities
          available-for-sale, net of tax                                                   (331)                    (331)      (331)
                                                                                                                           --------
Comprehensive income                                                                                                       $  4,746
                                                                                                                           ========
Cash dividends declared: common ($.26 per                                                             (1,782)     (1,782)
share)
Exercise of stock options                                        254                                                 254
Common stock issued - dividend reinvestment
  plan                                                         1,189                                               1,189
                                               -------------------------------------------------------------------------
Balance, June 30, 1998                          $   --       $ 30,745     $   (793)    $  2,685     $ 51,198    $ 83,835

                                              ==========================================================================




Consolidated Statements of Cash Flows
Second Bancorp, Inc. and Subsidiary
                                                                                   For the Six Months Ended June 30
                                                                                   --------------------------------
(Dollars in Thousands)                                                              1998                     1997
----------------------                                                              ----                     ----
OPERATING ACTIVITIES
--------------------------------------------------------
  Net income                                                                     $   5,077               $   4,341
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                                                        1,591                   1,543
    Provision for depreciation                                                         985                     801
    Provision for amortization of intangibles                                          276                     376
    Amortization of investment discount and premium                                   (555)                      4
    Deferred income taxes                                                              (76)                     53
    Securities gains                                                                  (163)                    (47)
    Other (gains) losses, net                                                         (647)                    112
    Increase in interest receivable                                                   (242)                 (1,203)
    Increase (decrease) in interest payable                                            325                    (181)
    Originations of loans held-for-sale                                            (17,758)                 (5,986)
    Proceeds from sale of loans held-for-sale                                       18,405                   6,345
    Decrease in other assets                                                         1,516                   1,673
    Increase (decrease) in other liabilities                                            97                    (339)
                                                                         -----------------------------------------
    Net cash provided by operating activities                                        8,831                   7,492
INVESTING ACTIVITIES
-----------------------------------------------------
  Proceeds from maturities of securities - available-for-sale                       49,909                  25,028
  Proceeds from sales of securities - available-for-sale                            36,429                   9,842
  Purchases of securities - available-for-sale                                    (108,119)                (55,547)
  Net increase in revolving credit receivables                                        (560)                 (2,852)
  Net increase in loans                                                            (24,551)                (19,603)
  Net increase in premises and equipment                                              (857)                 (1,761)
                                                                        ------------------------------------------
    Net cash used by investing activities                                          (47,749)                (44,893)
FINANCING ACTIVITIES
-----------------------------------------
  Net decrease in demand deposits, insured money market
    and interest checking accounts, and savings deposits                           (15,953)                (15,195)
  Net decrease in time deposits                                                    (11,851)                 (6,058)
  Net increase in federal funds purchased and
    securities sold under agreements to repurchase                                  34,391                  49,230
  Decrease in note payable                                                               0                  (2,500)
  Net increase in borrowings                                                         2,599                   2,188
  Net advances from Federal Home Loan Bank                                          39,980                   6,897
  Cash dividends                                                                    (1,782)                 (1,621)
  Conversion/redemption preferred stock                                                  0                      (2)
  Purchase of treasury stock                                                             0                    (474)
  Issuance of common stock                                                           1,443                     843
                                                                         -----------------------------------------
    Net cash provided by financing activities                                       48,827                  33,308
                                                                         -----------------------------------------
    Increase (decrease) in cash and cash equivalents                                 9,909                  (4,093)
                                                                         -----------------------------------------
Cash and cash equivalents at beginning of year                                      34,367                  37,934
                                                                         -----------------------------------------
    Cash and cash equivalents at end of period                                   $  44,276               $  33,841
                                                                         =========================================

Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $1,526,000 and $1,370,000 for the six months ended June 30, 1998 and 1997, respectively and 2) Interest - $17,105,000 and $16,319,000 for the six months ended June 30, 1998 and 1997, respectively.

Second Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
June 30, 1998

NOTE A - BASIS OF PRESENTATIONThe accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- or six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

During the first six months of 1998 and 1997, total comprehensive income amounted to $4,746 and $4,426. The components of comprehensive income, net of tax, for the six-month periods ended June 30, 1998 and 1997 are as follows:

                                                              1998          1997
                                                              ------------------
Net income                                                  $ 5,077      $ 4,341
Unrealized losses on available-for-sale securities             (331)          85
                                                            --------------------
Comprehensive income                                        $ 4,746      $ 4,426
                                                            ====================

Accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 totaled $2,685 and $3,016, respectively and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax.

Disclosure of reclassification amounts:

                                                                       January 1 to     January 1 to
                                                                      June 30, 1998     June 30, 1997
                                                                      -------------------------------
Unrealized holding (losses) gains arising during the period              $(168)             $ 132
Less: reclassification for gains included in net income                   (163)               (47)
                                                                         ------------------------
Net unrealized (losses) gains on available-for-sale securities           $(331)             $  85
                                                                         ========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Second Bancorp, Incorporated, (the "Company") is a one-bank holding company which owns The Second National Bank of Warren (the "Bank"), a Warren, Ohio based commercial bank. Operating through twenty-six branches and one loan production office, the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a five county area in northeastern Ohio. The Bank has received approval to open a twenty-seventh office in Medina, Ohio. The branch is scheduled to open August 17, 1998.

The Bank focuses its marketing efforts primarily on local independent and professional firms and individuals that are the owners and principals of such firms. The Bank has emphasized commercial lending and market area expansion.

Financial Condition
At June 30, 1998, the Company had consolidated total assets of $967 million, deposits of $675 million and shareholders' equity of $84 million. Since June 30, 1997, total assets have grown by 7.0%. Asset growth has primarily centered in the category of securities as total loan growth has moderated over the past year. Securities have increased by 20% over the past year to $302 million at the end of the second quarter of 1998. Net loans now total $583 million, an increase of $4 million from a year ago. Within the loan totals, real estate loan balances have increased by 32% to $104 million as of June 30, 1998 while consumer lending has declined by $34 million to $168 million as of the same date. The decline in consumer loan balances reflects the Bank's reduced focus on indirect automobile lending and commitment to improved credit quality within that portfolio.

Funding growth has primarily been generated through advances from the Federal Home Loan Bank and increases in time deposits. Time deposits have increased to over $378 million as of June 30, 1998 versus $358 million as of the same date in 1997. Federal Home Loan Bank advances have shown similar growth, increasing by $17 million over the past year to total $50 at the end of the most recent quarter.

Results of Operations
General. The Company achieved net income of $2,588,000 for the second quarter of 1998, 18% greater than the $2,191,000 earned during the same period last year. On a per share basis, diluted earnings for the quarter were $.37, 15.6% greater than the $.32 per share reported for the second quarter of 1997. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.12% and 12.53%, respectively for the second quarter of 1998 compared to 1.00% and 12.52% for last year's second quarter. Net interest income increased by 2.9% to $8,953,000 for the second quarter of 1998. Non-interest income increased 12.4% from a year ago with increases in income from trust services, security gains and other operating income all posting positive results. Non-interest expenses declined 2.4% from the same period a year ago, indicating the Company's continued successful efforts to contain and reduce costs.

For the first six months, the Company achieved net income of $5,077,000, 17% greater than the $4,341,000 earned during the same period last year. On a per share basis, diluted earnings were $.73, 14.1% greater than the $.64 per share reported for the first six months of 1997. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.10% and 12.43%, respectively for the first half of 1998 compared to .99% and 12.43% for the same period last year. Net interest income increased by 4.1% to $17,834,000 for the first half of 1998. Non-interest income increased 11.0% from a year ago with increases in income from trust services, security gains and other operating income all posting positive results. Non-interest expenses remained virtually unchanged from a year ago.

Asset Quality. The reserve for loan losses was 1.22% of total loans at the end of the second quarter of 1998. The reserve was 1.21% of total loans at June 30, 1997. Non-performing loans have declined significantly over the past year and total $5,363,000 as of June 30, 1998 versus $9,413,000 as of the same date last year. Net charge-offs averaged an annualized .44% of average loans for the second quarter, which represents a substantial decrease from the level of .61% of average loans for the second quarter of 1997. Similarly, net charge-offs averaged .42% of average loans for the first half of 1998, down from .62% for the same period in 1997. A $2.4 million receivable due the Bank that was reclassified from loans to other assets at the end of 1997 was substantially recovered during the first quarter of 1998 and further indicates an improved credit quality position.

Net Interest Income. Net interest income for the second quarter of 1998 increased by 2.9% from the same period last year to $8,953,000. The increase was derived from an increase of 5.3% in average earning assets to $870 million. The net interest margin was marginally lower in the second quarter of 1998 at 4.37%, compared to 4.42% for the same period in 1997. Similarly, net interest income for the first half of 1998 increased by 4.1% from the same period last year to $17,834,000. The increase was derived from an increase of 5.9% in average earning assets to $866 million. The net interest margin was marginally lower in the first half of 1998 at 4.35%, compared to 4.40% for the same period in 1997. A decrease in the loan to asset ratio is primarily responsible for the slight decline in the net interest margin. Loan represent 60% of total assets at the end of the second quarter 1998, compared to 64% a year earlier.

Non-interest Income. Non-interest income showed significant improvement over the past year. For the second quarter of 1998, fees from trust services increased by $68,000, or 11%, over the second quarter of 1997. Other income totaled $969,000 for the second quarter of 1998 versus $716,000 for the same period in 1997. Sales of SBA and real estate loans as well as sales of alternative investment products helped generate the increase in other income. Security sales for the quarter generated $35,000 in income versus $16,000 in gains for the second quarter of 1997. For the first half of 1998, non-interest income totaled $4,635,000, or 11.0% greater than the same period in 1998. Fees from trust services increased by $137,000, or 11%, over the first half of 1997. Other income totaled $1,729,000 for the first half of 1998 versus $1,393,000 for the same period in 1997. Sales of SBA and real estate loans as well as sales of alternative investment products helped generate the increase in other income. Security sales for the first half of 1998 generated $163,000 in income versus $47,000 in gains for the first half of 1997.

Non-interest Expense. The expenses for the second quarter of 1998 were 2.4% lower than for the same period in 1997. Increases in salaries and employee benefits (7.6%) along with equipment expense (27.5%) related to the companies migration of data processing and information management systems to an in-house environment and were the primary factors affecting the increase in expenses. Professional services, assessments on deposits and other taxes, amortization of goodwill and other intangibles and other operating expenses were lower from a year ago. For the first six months of 1998, total non-interest expenses are virtually unchanged from the same period of the prior year.

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

Shareholders' equity has increased by 15.8% over the past year, with retained earnings also increasing by 14%. Accumulated other comprehensive income, which consists of unrealized gains on available-for-sale securities, totaled $2,685,000 as of June 30, 1998. The tier I leverage ratio was 8.46% as of June 30, 1998, up from 7.80% as of the same date in 1997. Similarly, the risk- based capital ratio increased from 12.03% as of June 30, 1997 to 13.18% as of the end of the most recent quarter.

Forward-looking statements:
The section that follows contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the expectations discussed in these forward-looking statements.

Year 2000:
Due to the approach of the Year 2000, the Company is exposed to risks that equipment or software applications will not be able to distinguish the year 2000 from the year 1900 and will not function properly. To address the issue, the Company has initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software used by the Company. The software utilized is primarily originated and serviced by external providers. The Company is communicating with those providers to ensure that appropriate steps are being taken to remedy any Year 2000 issues. The Company has in place a steering committee to oversee the Year 2000 readiness effort and has a formal plan in place addressing the issue. Contingency planning efforts are part of the plan are substantially completed for all major operations and functions of the Company. Company-wide in-house testing has begun and is ongoing. The Company is also in contact with its corporate customers, communicating the issues involved with the Year 2000 issue and assessing their state of readiness. The total anticipated capital expenditure associated with Year 2000 readiness is expected to be approximately $1.3 million. Of this amount, approximately $50,000 has been expended to date. Operating expenses are estimated to be minimal, including two full time employees dedicated to the project. Operating expenses incurred for the first six months of 1998 are approximately $35,000 with an additional $50,000 expected through completion of the project.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

(a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting was held on May 12, 1998. The results of the votes on the matters presented to shareholders are as follows: Of the 6,881,089 issued and outstanding shares eligible to vote, 5,961,810 were represented at the meeting. Mssrs. Alan G. Brant, John A. Anderson, John C. Gibson and Robert, J. Webster were elected Directors of the Company for a two year term with votes "for" of 5,882,653; 5,885,565; 5,880,436 and 5,877,581, respectively. The vote on issue 1 for fixing the number of directors at 7 was "for" 5,872,818, "against" 45,848 and "abstaining" 34,313. The vote approving the Second Bancorp, Incorporated 1998 Non-qualified Stock Plan was "for" 4,670,282, "against" 292,243 and "abstaining" 212,423. The vote ratifying the appointment of Ernst & Young LLP as the independent Certified Public Accountants of Second Bancorp, Incorporated was "for" 5,887,006, "against" 13,456 and "abstaining" 52,518.

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

SECOND BANCORP, INC.


Date: August 14, 1998                    /s/ David L.  Kellerman
      ----------------------------------------------------------
                                         David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.