Form 10-Q
period 1998-09-30
SECOND BANCORP INC
filed 1998-11-16
CIK 803112

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                              ------------------

                                  FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended September 30, 1998

OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934. For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                          SECOND BANCORP, INCORPORATED

             (exact name of registrant as specified in its charter)

Ohio                                                                  34-1547453
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
in Company or  organization)                                 Identification No.)


108 Main Ave. Warren, Ohio                                          44482-1311
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

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

,Common Stock, without par value - 7,402,326 shares outstanding as of October 31, 1998. ,

SECOND BANCORP, INC. AND SUBSIDIARY

INDEX                                                                       Page
                                                                            Number
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
September 30, 1998 and 1997 and December 31, 1997........................... 3

Consolidated statements of income -
         Three months and nine months ended September 30, 1998 and 1997..... 4

Consolidated statements of cash flows -
         Nine months ended September 30, 1998 and 1997...................... 5

Consolidated statement of shareholders' equity -
         Nine months ended September 30, 1998 and 1997...................... 6

Notes to consolidated financial statements -September 30, 1998............. 7-8

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........... 8-10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................   11
         Item 2.  Changes in Securities     ..............................   11
         Item 3.  Defaults upon Senior Securities    .....................   11
         Item 4.  Submission of Matters to a Vote of Security
                  Holders.................................................   11
         Item 5.  Other Information ......................................   11
         Item 6.  Exhibits and Reports on Form 8-K   .....................   11

         SIGNATURES                 ......................................   12

         Statement 11 Re: Computation of Earnings Per Share ..............   13

         Schedule 27                ......................................   14

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
Second Bancorp, Inc. and Subsidiary
                                                      September 30        December 31        September 30
                                                    ---------------------------------------------------------
(Dollars in thousands)                                    1998               1997                1997
-------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------
Cash and due from banks                                   $    25,346         $    25,871        $    26,746
Federal funds sold                                             10,246              11,444              2,550
Securities (at market value)                                  252,756             282,694            278,592
Loans                                                         637,104             602,908            606,705
Less reserve for loan losses                                    7,766               7,367              7,719
                                                    ---------------------------------------------------------
    Net loans                                                 629,338             595,541            598,986
Premises and equipment                                         10,789              10,062             10,034
Accrued interest receivable                                     6,430               6,385              6,731
Goodwill and intangible assets                                  2,916               3,221              3,137
Other assets                                                   18,721              20,616             18,813
                                                    ---------------------------------------------------------
      Total assets                                        $   956,542         $   955,834        $   945,589
                                                    =========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
Deposits:
  Demand - non-interest bearing                           $    85,488         $   101,721        $    86,718
  Demand - interest bearing                                    65,506              65,368             59,433
  Savings                                                     169,573             165,565            166,738
  Time deposits                                               367,673             408,309            391,181
                                                    ---------------------------------------------------------
    Total deposits                                            688,240             740,963            704,070

Federal funds purchased and securities sold under
    agreements to repurchase                                   98,804             111,327            116,731
Note payable                                                        0                   0              2,500
Other borrowed funds                                            4,200               3,492              4,683
Federal Home Loan Bank advances                                66,715               9,864             31,077
Accrued expenses and other liabilities                          7,381               6,488              6,448
                                                    ---------------------------------------------------------
    Total liabilities                                         865,340             872,134            865,509

Shareholders' equity:
  Preferred stock, no par value;
    Series A: 1,500,000 shares authorized                           0                   0                  0
    Series B: 1,500,000 shares authorized                           0                   0                  0
  Common stock, no par value; 20,000,000 shares
    authorized; 7,451,126, 7,371,025 and 7,356,720
    shares, respectively                                       36,143              34,484             34,179
  Treasury stock, 50,400 shares                                 (793)               (793)              (793)
  Accumulated other comprehensive income                        4,608               3,022              1,872
  Retained earnings                                            51,244              46,987             44,822
                                                    ---------------------------------------------------------
    Total shareholders' equity                                 91,202              83,700             80,080
                                                    ---------------------------------------------------------
      Total liabilities and shareholders' equity          $   956,542         $   955,834        $   945,589
                                                    =========================================================

See notes to consolidated financial statements.
Certain reclassifications have been made to amounts previously reported in order to conform with current year presentation.

Consolidated Statements of Income
Second Bancorp, Inc. and Subsidiary
                                                           For the Three Months              For the Nine Months
(Dollars in thousands,                                      Ended September 30                Ended September 30
                                                      --------------------------------    ---------------------------
 except per share data)                                    1998            1997               1998         1997
--------------------------------------------------------------------------------------    ---------------------------
INTEREST INCOME
------------------------------------------------------
  Loans (including fees):
    Taxable                                                $   13,827      $   13,791       $   41,163    $   40,806
    Exempt from federal income taxes                              187             176              549           480
  Securities:
    Taxable                                                     3,215           3,462           10,393         9,499
    Exempt from federal income taxes                              853             735            2,464         2,089
  Federal funds sold                                              154              79              355           285
                                                      --------------------------------    ---------------------------
      Total interest income                                    18,236          18,243           54,924        53,159

INTEREST EXPENSE
------------------------------------------------------
  Deposits                                                      6,808           6,850           20,536        20,183
  Federal funds purchased and securities
    sold under agreements to repurchase                         1,230           1,448            4,138         3,797
  Note payable                                                      0              47                0           234
  Other borrowed funds                                             43              42              124           127
  Federal Home Loan Bank advances                                 807             674            1,885         1,608
                                                      --------------------------------    ---------------------------
      Total interest expense                                    8,888           9,061           26,683        25,949
                                                      --------------------------------    ---------------------------
      Net interest income                                       9,348           9,182           28,241        27,210
Provision for loan losses                                       1,851           1,094            3,471         2,706
                                                      --------------------------------    ---------------------------
      Net interest income after provision for loan
       losses                                                   7,497           8,088           24,770        24,504


NON-INTEREST INCOME
------------------------------------------------------
  Service charges on deposit accounts                             770             799            2,211         2,364
  Trust fees                                                      677             623            2,032         1,841
  Security gains                                                  719              34              882           433
  Other operating income                                        1,229             949            3,031         2,410
                                                      --------------------------------    ---------------------------
      Total non-interest income                                 3,395           2,405            8,156         7,048

NON-INTEREST EXPENSE
------------------------------------------------------
  Salaries and employee benefits                                3,733           3,550           11,265        10,738
  Merger costs                                                  1,329               0            1,329             0
  Net occupancy                                                   836             829            2,520         2,464
  Equipment                                                       582             535            1,873         1,582
  Professional services                                           374             510            1,126         1,320
  Assessment on deposits and other taxes                          241             261              728           778
  Amortization of goodwill and other intangibles                  163             188              490           564
  Other operating expenses                                      1,380           1,530            4,385         5,431
                                                      --------------------------------    ---------------------------
      Total non-interest expense                                8,638           7,403           23,716        22,877
                                                      --------------------------------    ---------------------------
Income before federal income taxes                              2,254           3,090            9,210         8,675
Income tax expense                                                578             666            2,186         1,764
                                                      --------------------------------    ---------------------------
Net income                                                 $    1,676      $    2,424       $    7,024    $    6,911
                                                      ================================    ===========================

NET INCOME PER COMMON SHARE:
      Basic                                                $     0.23      $     0.33       $     0.95    $     0.95
      Diluted                                              $     0.22      $     0.33       $     0.94    $     0.95
Weighted average common shares outstanding:
      Basic                                                 7,397,836       7,289,387        7,371,272     7,230,142
      Diluted                                               7,464,085       7,354,657        7,445,927     7,288,630
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Second Bancorp, Inc. and Subsidiary                                             Accumulated
                                                                                   Other
                                               Preferred    Common   Treasury   Comprehen-    Retained           Comprehen-
(Dollars in thousands)                           Stock      Stock      Stock    sive Income   Earnings   Total   sive Income
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                       $      6   $   32,580  $  (319)    $   (24)   $  40,343  $72,586

Comprehensive income:
  Net income                                                                                     6,911    6,911     $   6,911
  Other comprehensive income, net of tax
    Change in unrealized market value
       adjustment on securities
       available-for-sale, net of tax                                               1,896                 1,896         1,896
                                                                                                                 ------------
Comprehensive income                                                                                                $   8,807
                                                                                                                 ============
Cash dividends declared:
  Common stock ($.33 per share)                                                                 (2,432)  (2,432)
Exercise of stock options                                        675                                        675
Common stock issued - dividend reinvestment
  plan                                                           920                                        920
Conversion of preferred stock to common stock         (6)          4                                         (2)
Purchase of treasury stock                                               (474)                             (474)
                                              ------------------------------------------------------------------
Balance, September 30, 1997                    $     -     $  34,179  $  (793)    $ 1,872    $  44,822  $80,080
                                              ==================================================================

Balance, January 1, 1998                       $      -    $  34,484  $  (793)    $ 3,022    $  46,987  $83,700

Comprehensive income:
Net income                                                                                       7,024    7,024     $   7,024

  Other comprehensive income, net of tax
    Change in unrealized market value
        adjustment on securities
        available-for-sale, net of tax                                              1,586                 1,586         1,586

                                                                                                                 ------------
Comprehensive income                                                                                                $   8,610
                                                                                                                 ============
Cash dividends declared: common ($.37 per
  share)                                                                                        (2,767)  (2,767)
Exercise of stock options                                        377                                        377
Common stock issued - dividend reinvestment
  plan                                                         1,282                                      1,282
                                              ------------------------------------------------------------------
Balance, September 30, 1998                    $    -      $  36,143  $  (793)    $ 4,608    $  51,244  $91,202
                                              ==================================================================

Consolidated Statements of Cash Flows
Second Bancorp, Inc. and Subsidiary
                                                        For the Nine Months Ended September 30
(Dollars in Thousands)                                         1998                     1997
----------------------                                         ----                     ----
OPERATING ACTIVITIES
--------------------------------------------------------
  Net income                                                   $     7,024              $    6,911
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                                        3,471                   2,706
    Provision for depreciation                                       1,532                   1,035
    Provision for amortization of intangibles                          490                     564
    Net increase in servicing rights                                  (185)                      0
    Amortization of investment discount and premium                   (724)                     66
    Deferred income taxes                                              111                     222
    Securities gains                                                  (882)                   (433)
    Other (gains) losses, net                                       (1,215)                   (789)
    Increase in interest receivable                                    (45)                 (1,477)
    Increase (decrease) in interest payable                             35                    (115)
    Originations of loans held-for-sale                            (36,920)                (30,924)
    Proceeds from sale of loans held-for-sale                       38,138                  31,702
    Decrease in other assets                                           960                   1,889
    Increase (decrease) in other liabilities                           858                    (109)
                                                        -------------------------------------------
    Net cash provided by operating activities                       12,648                  11,248

INVESTING ACTIVITIES
--------------------------------------------------------
  Proceeds from maturities of securities -
     available-for-sale                                            104,634                  34,572
  Proceeds from sales of securities -
     available-for-sale                                             75,040                  25,713
  Purchases of securities - available-for-sale                    (145,720)               (101,926)
  Net increase in revolving credit receivables                        (866)                 (5,140)
  Net increase in loans                                            (36,402)                 (8,261)
  Net increase in premises and equipment                            (2,262)                 (1,951)
                                                        -------------------------------------------
    Net cash used by investing activities                           (5,576)                (56,993)

FINANCING ACTIVITIES
--------------------------------------------------------
  Net decrease in demand deposits, insured money market
    and interest checking accounts, and savings
    deposits                                                      (12,087)                  (9,028)
  Net (decrease) increase in time deposits                        (40,636)                  11,192
  Net (decrease) increase in federal funds purchased
    and Securities sold under agreements to repurchase             (12,523)                 29,944
  Decrease in note payable                                               0                  (2,500)
  Net increase in borrowings                                           708                     694
  Net advances from Federal Home Loan Bank                          56,851                   4,520
  Cash dividends                                                    (2,767)                 (2,432)
  Conversion/redemption preferred stock                                  0                      (2)
  Purchase of treasury stock                                             0                    (474)
  Issuance of common stock                                           1,659                   1,595
                                                        -------------------------------------------
    Net cash (used by) provided by financing activities             (8,795)                 33,509
                                                        -------------------------------------------
    Decrease in cash and cash equivalents                           (1,723)                (12,236)
                                                        -------------------------------------------
Cash and cash equivalents at beginning of year                      37,315                  41,532
                                                        -------------------------------------------
    Cash and cash equivalents at end of period                 $    35,592              $   29,296
                                                        ===========================================

Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $2,186,000 and $1,764,000 for the nine months ended September 30, 1998 and 1997, respectively and 2) Interest - $26,648,000 and $26,064,000 for the nine months ended September 30, 1998 and 1997, respectively.

Second Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
September 30, 1998 (Dollars in Thousands)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- or nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - PER SHARE DATA
The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period, as restated for the two for one stock split effective May 1, 1997.

NOTE C - ACQUISITIONS
On August 20, 1998, the Company completed the acquisition of Enfin, Inc. and its subsidiary, Enterprise Bank. The acquisition was accounted on a pooling-of-interest accounting basis and, therefore, all historical financial presentations have been restated to reflect the pooling-of-interests accounting method. On November 10, 1998, the shareholders of both the Company and Trumbull Financial Corporation approved the merger of the two companies.

NOTE D - COMPREHENSIVE INCOME
As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first nine months of 1998 and 1997, total comprehensive income amounted to $8,610 and $8,807. The components of comprehensive income, net of tax, for the nine-month periods ended September 30, 1998 and 1997 are as follows:

                                                     1998               1997
                                                     -----------------------
Net income                                           $7,024            $6,911
Unrealized losses on available-for-sale securities     1586             1,896
                                                     -------------------------
Comprehensive income                                 $8,610            $8,807
                                                     ========================

Accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 totaled $4,608 and $1,872, respectively and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax.

Disclosure of reclassification amounts:

                                                                 January 1 to     January 1 to
                                                                Sept. 30, 1998    Sept. 30, 1997
                                                                --------------------------------
Unrealized holding (losses) gains arising during the period       $ 2,468           $ 2,329
Less: reclassification for gains included in net income              (882)             (433)
                                                                  -------------------------
Net unrealized (losses) gains on available-for-sale securities    $ 1,586           $ 1,896
                                                                  =========================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Second Bancorp, Incorporated, (the "Company") is a one-bank holding company which owns The Second National Bank of Warren (the "Bank"), a Warren, Ohio based commercial bank. Operating through twenty-eight branches and one loan production office, the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a seven county area in northeastern Ohio.

The Bank focuses its marketing efforts primarily on local independent and professional firms and individuals that are the owners and principals of such firms. The Bank has emphasized commercial lending and market area expansion.

Financial Condition
At September 30, 1998, the Company had consolidated total assets of $956.5 million, deposits of $688 million and shareholders' equity of $91 million. Since September 30, 1997, total assets have grown by 1.2%. Loans have grown by 5% during the past year to $637 million. Within the loan totals, real estate loan balances have increased by 49% to $108 million as of September 30, 1998 while consumer lending has declined by $30 million to $166 million as of the same date. The decline in consumer loan balances reflects the Bank's reduced focus on indirect automobile lending and commitment to improved credit quality within that portfolio. Commercial loan balances have increased by $25 million, or 7% over the past year.

Funding growth has primarily been generated through advances from the Federal Home Loan Bank ("FHLB"). FHLB advances have increased by $36 million over the past year to total $67 at the end of the most recent quarter. The company has utilized FHLB advances to replace higher priced and shorter term retail time deposits. Time deposits have declined by $24 million over the same period.

Results of Operations
General. The Company achieved net income of $1,676,000 for the third quarter of 1998, 31% less than the $2,424,000 earned during the same period last year. The quarter included $1,329,000 in merger costs associated with the third quarter acquisition of Enfin, Inc. and its subsidiary, Enterprise Bank, in Solon, Ohio along with merger costs from the pending Trumbull Financial Corporation acquisition. Excluding those merger costs, net income would have been $2,771,000, or 14.3% greater than the third quarter of 1997. On a per share basis, diluted earnings for the quarter were $.22%, 33% less than the $.33 per share reported for the third quarter of 1997. Excluding merger costs, diluted earnings per share would have been $.37. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were .69% and 7.38%, respectively for the third quarter of 1998 compared to 1.04% and 12.66% for last year's third quarter. Excluding merger costs, ROA and ROE would have been 1.14% and 12.20% for the third quarter. Net interest income increased by 1.8% to $9,348,000 for the third quarter of 1998. Non-interest income increased 41.2% from a year ago with increases in income from trust services, security gains and other operating income all posting positive results. Excluding merger costs, non-interest expenses declined 1.3% from the same period a year ago, indicating the Company's continued successful efforts to contain and reduce costs. During the quarter, an additional $1,000,000 special provision for loan losses was added to the reserve for loan losses. The special provision was necessitated by a bankruptcy filing potentially impacting the collectibility of a single, but significant, commercial loan relationship. The special provision was partially offset by $719,000 in security gains realized during the third quarter.

For the first nine months, the Company achieved net income of $7,024,000, 1.6% greater than the $6,911,000 earned during the same period last year. Excluding merger costs, net income would have been $8,119,000, or 17.5% greater than the first nine months of 1997. On a per share basis, diluted earnings were $.94, virtually unchanged from the $.95 per share reported for the first nine months of 1997. Excluding merger costs, diluted earnings per share were $1.09. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were .97% and 10.68%, respectively for the first nine months of 1998, compared to 1.00% and 12.30% for the same period last year. Excluding merger costs, ROA and ROE were 1.12% and 12.34% for the first nine months of 1998. Net interest income increased by 3.8% to $28,241,000 for the first nine months of 1998. Non-interest income increased 15.7% from a year ago with increases in income from trust services, security gains and other operating income all posting positive results. Excluding merger costs, non-interest expenses were 2.1% lower than the previous year.

Asset Quality. The reserve for loan losses was 1.22% of total loans at the end of the third quarter of 1998. The reserve was 1.27% of total loans at September 30, 1997. Non-performing loans have declined significantly over the past year and total $6,037,000 as of September 30, 1998 versus $9,281,000 as of the same date last year. Net charge-offs averaged an annualized 1.15% of average loans for the third quarter, which is an historically high level for the Company. Net charge-offs include the commercial loan associated with the bankruptcy filing mentioned previously. Net charge-offs averaged .67% of average loans for the first nine months of 1998, up from .60% for the same period in 1997. A $2.4 million receivable due the Bank that was reclassified from loans to other assets at the end of 1997 was substantially recovered during the first quarter of 1998 and further indicates an improved credit quality position.

Net Interest Income. Net interest income for the third quarter of 1998 increased by 1.8% from the same period last year to $9,348,000. The increase was derived from an increase of 3.6% in average earning assets to $910 million. The net interest margin was marginally lower in the third quarter of 1998 at 4.34%, compared to 4.39% for the same period in 1997. Similarly, net interest income for the first nine months of 1998 increased by 3.8% from the same period last year to $28,241,000. The increase was derived from an increase of 4.9% in average earning assets to $909 million. The net interest margin was marginally lower in the first nine months of 1998 at 4.37%, compared to 4.39% for the same period in 1997. A slight decrease in the loan to asset ratio is primarily responsible for the decline in the net interest margin. Loan represent 64.6% of average total assets at the end of the third quarter 1998, compared to 65.3% a year earlier.

Non-interest Income. Non-interest income showed significant improvement over the past year. For the third quarter of 1998, fees from trust services increased by $54,000, or 9%, over the third quarter of 1997. Other income totaled $1,229,000 for the third quarter of 1998 versus $949,000 for the same period in 1997. Sales of SBA and real estate loans as well as sales of alternative investment products helped generate the increase in other income. Security sales for the quarter generated $719,000 in income versus $34,000 in gains for the third quarter of 1997. For the first nine months of 1998, non-interest income totaled $8,156,000, or 15.7% greater than the same period in 1997. Fees from trust services increased by $191,000, or 10%, over the first nine months of 1997. Other income totaled $3031,000 for the first nine months of 1998 versus $2,410,000 for the same period in 1997. Sales of SBA and real estate loans as well as sales of alternative investment products helped generate the increase in other income. Security sales for the first nine months of 1998 generated $882,000 in income versus $433,000 in gains for the first nine months of 1997.

Non-interest Expense. Excluding $1,329,000 in merger related expenses, expenses for the third quarter of 1998 were 1.3% lower than for the same period in 1997. Increases in salaries and employee benefits (5.2%) along with equipment expense (8.9%) related to the companies migration of data processing and information management systems to an in-house environment and were the primary factors affecting the increase in expenses. Professional services, assessments on deposits and other taxes, amortization of goodwill and other intangibles and other operating expenses were lower from a year ago. For the first nine months of 1998 and excluding merger costs, total non-interest expenses are $490,000, or 2.1% lower than the same period in 1997.

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

Shareholders' equity has increased by 13.9% over the past year, with retained earnings also increasing by 14%. Accumulated other comprehensive income, which consists of unrealized gains on available-for-sale securities, totaled $4,608,000 as of September 30, 1998. The tier I leverage ratio was 8.70% as of September 30, 1998, up from 7.78% as of the same date in 1997. Similarly, the risk- based capital ratio increased from 12.52% as of September 30, 1997 to 13.21% as of the end of the most recent quarter.


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

Year 2000:
Due to the approach of the Year 2000, the Company is exposed to risks that equipment or software applications will not be able to distinguish the year 2000 from the year 1900 and will not function properly. To address the issue, the Company has initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software used by the Company. The software utilized is primarily originated and serviced by external providers. The Company is communicating with those providers to ensure that appropriate steps are being taken to remedy any Year 2000 issues. The Company has in place a steering committee to oversee the Year 2000 readiness effort and has a formal plan in place addressing the issue. Contingency planning efforts are part of the plan are substantially completed for all major operations and functions of the Company. Company-wide in-house testing has begun and is ongoing. The Company is also in contact with its corporate customers, communicating the issues involved with the Year 2000 issue and assessing their state of readiness. The total anticipated capital expenditure associated with Year 2000 readiness is expected to be approximately $1.4 million. Of this amount, approximately $150,000 has been expended to date. Operating expenses are estimated to be minimal, including two full time employees dedicated to the project. Operating expenses incurred for the first nine months of 1998 are approximately $50,000 with an additional $50,000 expected through completion of the project.

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

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

(a) - (d) Second Bancorp, Incorporated's Special Shareholders Meeting was held on November 10, 1998. The results of the votes on the matters presented to shareholders are as follows: Of the 7,063,144 issued and outstanding shares eligible to vote, 6,047,310 were represented at the meeting. The shareholders approved Proposal 1 regarding the merger of Trumbull Financial Corporation with and into the Company with votes "for" of 5,667,547, votes "against" of 157,438 and votes "abstained" of 100,422. The shareholders approved Proposal 2 to increase the number of directors of the Company from seven (7) to eight (8) with votes "for" of 5,631,828, votes "against" of 319,438 and votes "abstained" of 96,032. The shareholders approved Proposal 3 to elect Dr. David A. Allen to the Company's Board of Directors for a term ending on the date of the Company's 1999 annual meeting of shareholders with votes "for" of 5,861,906 and votes "withheld" of 185,397. The shareholders also approved Proposal 4 to amend the Company's articles for the purpose of eliminating the Company's two classes of preferred shares with votes "for" of 5,696,182, votes "against" of 98,962 and votes "abstained" of 130,661

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

(11) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP, INC.


Date: November 13, 1998                  /s/ David L.  Kellerman
      ----------------------------------------------------------
                                    David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.