Form 10-K405
period 1998-12-31
SECOND BANCORP INC
filed 1999-03-29
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
             DECEMBER 31, 1998
    [ ]      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITIONAL PERIOD
             FROM             TO
                  -----------    -----------

                        Commission File Number: 0-15624

                          SECOND BANCORP, INCORPORATED
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                      OHIO
             ------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                        108 Main Avenue SW, Warren, Ohio
             ------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   34-1547453
             ------------------------------------------------------
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                     44481
             ------------------------------------------------------
                                    (ZIP CODE)
              Registrant's telephone number, including area code:
                                 (330) 841-0123

          Securities Registered Pursuant to Section 12(g) of the Act:

                              Title of each class
             ------------------------------------------------------
                                      None

                   Name of each exchange on which registered
             ------------------------------------------------------
                                       None
          Securities Registered Pursuant to Section 12(b) of the Act:

                           Common Stock, no par value
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 15, 1999 as reported on the Nasdaq National Market System, was approximately $215,092,275. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 1999, the registrant had outstanding 10,688,450 of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held on May 11, 1999 are incorporated by reference into Part III.

                           FORWARD-LOOKING STATEMENTS

     When used in this filing and in future filings by the Corporation with the Securities and Exchange Commission, in the Corporation's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," or similar expressions are intended to identify, "forward looking statements" with the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

     The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

     The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Second Bancorp, Incorporated, ("Second Bancorp") is a one-bank holding company which owns The Second National Bank of Warren ("Second National"), a Warren, Ohio based commercial bank. Operating through thirty-three branches and one loan production office, Second National offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in an eight county area in northeastern Ohio. At December 31, 1998, Second Bancorp had consolidated total assets of $1.43 billion, deposits of $1.103 billion and shareholders' equity of $123 million.

     Second National focuses its marketing efforts primarily on local independent commercial and professional firms, the individuals who are the owners and principals of such firms as well as the low-to-moderate to upper income retail customers in Second National's trade areas. In recent years, Second Bancorp has emphasized increased commercial and direct consumer and real estate lending and market area expansion. Second National has de-emphasized its previous focus on indirect consumer loan lending through local automobile dealers.

1998

     Second National Bank continued to enhance its position of leadership in the financial services marketplace during 1998. Each of the year's management initiatives was designed to help Second National become increasingly valued by its stakeholders.

GROWTH

     The growth of Second National's branch network during 1998 represents a major milestone for the Bank and Second Bancorp, Inc. This year's de novo offices and merger and acquisition activity propelled Second National Bank to $1.43 billion in assets and deposits of $1.1 billion. By year-end 1998, the Second National branch network grew to 34 offices in seven Ohio counties.

  Acquisitions

     Second Bancorp, Inc. announced two separate merger agreements in the spring of 1998. Both transactions are consistent with Second National's stated growth plan to become a leader in regional community banking. On April 1, 1998, Second Bancorp entered into a definitive agreement resulting in the merger of Enfin, Inc. into Second Bancorp. Following the merger on August 21, Enfin's banking subsidiary, the $43.7 million Enterprise Bank in Solon, became a Second National Bank branch. In addition to combining the traditional commercial lending strengths of both companies, the consolidation marked Second National Bank's entry into the Solon market, an area that supports thriving business activities throughout Cuyahoga County.

     On May 4, 1998, Second Bancorp, Inc. and Trumbull Financial Corporation jointly announced the signing of a definitive agreement for the acquisition of Trumbull Financial by Second Bancorp. On November 20, 1998, Trumbull Financial's wholly owned subsidiary, the $462 million Trumbull Savings and Loan Company, was merged into Second National Bank. Like the Second National Bank and Western Reserve National Bank merger of 1927, Second National's acquisition of Trumbull Savings was this year's largest financial transaction in the Mahoning Valley. The merger established Second National as the largest independent bank in the Mahoning Valley as well as one of its largest employers.

  New Branches

     In August, Second National opened a new office in Medina, marking the Bank's entry into yet another Ohio county. From its downtown location, the 1,500 square-foot Medina office will build on an existing customer base and will serve individual, business, and municipal customers in Medina and nearby Summit County. The Medina office is staffed by personal bankers, a branch banking officer, and a commercial lending officer, all providing Second National's brand of highly personalized, decentralized service. A walk-up ATM, night depository, and ample parking are available to Medina customers.

     The newly constructed Ravenna office opened in March 1998 with a full month of grand opening activities. The new office, located in a well-traveled portion of downtown, significantly improved the services and conveniences Second National provides in Ravenna by offering two drive-thru lanes, a drive-up ATM, safe deposit boxes, a night depository, and ample parking. With 3,000 square feet of space, a complete range of products and services, and a specialized staff of banking professionals, the new Ravenna office is positioned to be a major competitor in the Portage County market.

TECHNOLOGY

  Document Preparation System

     Second National developed its own document preparation system for deposit accounts to reduce the paperwork and time associated with opening an account. "Maxsys," the new document preparation system, allows branch personnel to input customer and product information once, then print all necessary cards and forms. The internally produced software, which reduced the time required to open a new deposit account from 35 minutes to 5 minutes, also provided a significant savings to the Bank.

  Check Imaging

     Second National's conversion to check imaging established the Bank as a leader in the new technology: only 1,600 -- or 20 percent of -- U.S. banks currently offer this service to their customers. With check imaging, customers receive a statement featuring digital images of canceled checks, instead of their actual checks. Not only are image statements a better way for customers to review checking activity, the new technology will result in greater efficiencies and cost savings for the Bank.

  Branch Teller System

     A new branch teller system installed during 1998 makes more features and functions available to branch personnel, while increasing data processing efficiencies and meeting all Y2K compliance requirements. The new system brings a host of advantages to the Bank, including faster processing and better customer service.

  Relationship Management System (RMS)

     The Relationship Management System (RMS), an enhanced ALLTEL Horizon core application, replaced and represents a significant improvement over the Bank's Central Information File (CIF). Using this fully functional relational database, Second National staff can instantaneously capture a comprehensive picture of any Second National customer -- complete with details of their account relationships. In addition to significantly enhancing the Bank's ability to cross-sell, RMS enables management to analyze and evaluate customer account relationships.

  Report Imaging

     Instead of printing hundreds of daily Horizon reports, all management reports are now accessible through CD-ROM. By migrating from printed reports to report imaging, Second National will recognize significant savings and recoup all project costs within the first eight months of operation.

  Wide Area Network

     A wide area network installed during 1998 increased efficiencies in the management of the Bank's network communications. By connecting individual branches directly to the AS 400, the network allows transactions to be handled more efficiently while minimizing down time.

DELIVERY

  24-Hour Call Center

     With the addition of an interactive voice response (IVR) system in 1998, Second National Bank offers an alternative delivery system for customers who find it more convenient to bank by phone. Through this new delivery channel, Second National customers are able to do virtually anything they can do in a branch -- all via a touch-tone telephone. A bill payment option (available March
1999) will allow customers to pay any bill electronically through the IVR.

     In tandem with the IVR, the Bank's Customer Information Center was redesigned into a telephone banking center staffed with personal bankers. The Call Center provides high-level, personalized account service and allows customers to open deposit accounts and apply for loans over the telephone.

  ATMs

     To enhance customer service and convenience, Second National expanded its network of automated teller machines by installing 11 additional ATMs. Coupled with eight machines in newly acquired offices, this initiative brought the total number of ATMs in the network to 34, and made ATM transactions at the Bank's terminals totally free for Second National MAC(R) ATM cardholders.

PEOPLE

     Second National continued its efforts to keep the Bank's core values foremost in the minds of employees and to inspire its workforce to a high level of performance. Peer-driven recognition programs remained an important means of providing Second National employees with the opportunity to define and recognize excellence in their co-workers. During the "How Far Will Core Values Take You?" contest of 1998, employees identified more than 10,000 examples of outstanding performance by their co-workers, and three top employees were rewarded with trips to Walt Disney World in Orlando, Florida.

  Brand

     A new marketing communications program, which effectively promoted the Second National value philosophy in the marketplace, put the spotlight on the Bank's employees. The advertising campaign and positioning statement, "The People Making Banking Better," emphasized the quality of Second National employees and the value they bring to customers. As part of the year's cohesive marketing efforts, Second

National Bank's corporate identity was also rejuvenated in 1998. The redesigned logo and corporate colors, which now appear on all signage and communication, preserved the equity of the Second National mark while giving the Bank visual prominence in the marketplace.

LEADERSHIP

  Small Business Lending

     Second National Bank was again ranked among the area's top small business lenders by the U.S. Small Business Administration (SBA). During the SBA's fiscal year 1998, Second National was the top community bank lender in the Cleveland district and third among district-wide lenders, ahead of several major financial institutions.

  Trust Division

     With innovative programs, expert money management, and outstanding customer service, the Trust Division continued to make a solid contribution to the success of Second National Bank.

     Once again, Second National ranked among the top money managers in the country, based on investment returns as of the end of 1998. The Trust Division's equity pension and profit sharing fund and fixed income pension and profit sharing fund were both nationally ranked for one- and 10-year returns. 1998 annualized returns were 37.81 percent for the equity fund and 15.34 percent for the fixed income fund. (Rankings were computed by Nelson's Investment Manager Database, which evaluates 4,000 investment products from more than 1,500 investment management firms and regularly publishes its results in the World's Best Money Managers.)

     In addition to achieving record levels of trust revenue and asset size, the Trust Division continued to expand its successful Institutional Trust Program, which provides trust services to other financial institutions and great potential for future growth.

PRODUCT DEVELOPMENT

  ELITE Investment Account

     Introduced in 1998, the ELITE Investment Account combines high-yield investing with the convenience of ATM and checkbook access. The new product serves as a valuable relationship-builder on the Bank's menu of products and services. With a high yield, checking privileges, and total liquidity, ELITE was designed to help Second National compete with other financial institutions in the marketplace, especially brokerage firms.

  Advantage Plus

     As part of the Bank's effort to offer customers greater value, it was determined that the target market for the Advantage Plus Program could be expanded by developing a true partnership with baby boomers. The age requirement for this popular package of benefits was reduced from 60 to 50 years old.

COMMUNITY

     Second National continued to put an educational focus on its efforts in the community, underwriting an appearance by activist, author, and media commentator Tavis Smiley at the annual convocation of the Warren City Schools in the summer of 1998. Mr. Smiley, the host of "BET Tonight with Tavis Smiley" on Black Entertainment Television, was invited to Warren to address 700 staff members and members of the community.

     The Bank also offered special programs such as "The ABCs of Funding for New and Small Businesses" for Warren-area business owners and aspiring entrepreneurs, and "Fellowship Together for Banking Education," a free program for the public featuring Second National Bank professionals. Other ongoing activities included the Entrepreneurship Program, the INROADS Career Development Program, and the Second National Bank Scholarship Fund.

1999

     To sustain its continuous improvement and increased stakeholder value, Second National Bank is committed to improving return on assets and its efficiency ratio, and to increasing deposits and loans during 1999. To accomplish these goals, Second National has recommitted to an organization-wide focus on customer relationships and sales performance and will undertake various projects to enhance profitability, efficiency, and market share.

  Sales Performance

     To raise the bar on Second National's sales performance, all employees in the Bank's sales divisions and branches have been challenged to increase the sale of profitable products to their existing customers. Throughout the year, sales employees will execute personal business plans designed expressly to expand the Bank's single account relationships.

  Profitability Analysis

     Providing quality products and services that meet customer needs and wants -- at a fair price and profit -- will further leverage Second National Bank's value advantage. To increase Second National's profitability analysis capabilities, the Bank will implement three software modules in 1999:
Profitvision (FTI), Asset and Liability Management (Sendero), and the Executive Information System (FTI).

     Profitvision assists in analyzing the Bank's profitability at multiple levels and from various viewpoints. The application will serve as an integrated solution to customer, relationship, product, and organization profitability management. The Asset and Liability Management module is a modeling system that will serve as an integrated solution to financial and accounting management for profit planning and interest rate risk management. The Executive Information System will provide management with an up-to-the-minute comprehensive overview of the Bank's condition, as well as detailed information, graphical presentation, reports, and analysis.

     In addition to the analytical benefits these applications will bring to the management of the Bank, data generated from these modules will help direct Second National's sales efforts toward more profitable relationships.

  Increased Automated Transactions

     During 1999, Second National will take steps to maximize the ratio of automated transactions by encouraging greater use of the ATM, ACH, the IVR/Call Center, and electronic transfer options. Redirecting manual or repetitive transactions to automated environments will offer a two-fold benefit to Second National. A higher ratio of automated transactions will provide branch staff with more time for sales and service. At a lower per-transaction cost to the Bank, increased automated transactions will reduce overall costs and ultimately improve the Bank's efficiency ratio.

  Corporate Services

     Second National's Corporate Services Division will expand its current menu of products and services to better suit the needs of small-to-medium size businesses -- which are expected to increase usage of cash management services by 38 percent over the next five years. This initiative is designed to make this important service more competitive in the marketplace and to increase sales to small businesses.

  Growth

     During 1999, Second National Bank will establish two de novo offices in addition to opening a newly constructed and expanded Poland office. This activity will bring Second National into its ninth Ohio county while further strengthening the Bank's market position in Summit and Mahoning counties.

  Lake Cable

     In the Lake Cable area of Jackson Township in Stark County, Second National is renovating 1,200 square feet of space in an existing strip shopping center for a new mini-branch. Lake Cable, a dynamic area with significant mortgage activity and close proximity to North Canton and Canton, is a natural progression for Second National that will build on the success of the Bank's Akron and Green offices in nearby Summit County. In addition to high-level banking professionals, including a branch manager and commercial lending officer, the new office will offer a drive-up ATM and a night depository.

  Twinsburg

     Second National Bank will solidify its Summit County presence with the opening of an office in Twinsburg, one of the county's fastest growing suburbs. The new office, which will also have close proximity to our Solon office and nearby branches in Portage County, is located in a newly constructed building in front of a retail complex on Route 91. The 3,000 square-foot branch will feature four teller stations, two personal banker service desks, and three offices for financial professionals, including a branch manager and a commercial lender. The full-service Twinsburg branch will also offer safe deposit boxes, a drive-up ATM, three drive-thru lanes, and a night depository.

  Poland Relocation

     To accommodate its growing customer base and to take advantage of a prime office location, Second National is constructing a new building to house the Bank's Poland branch. The new building, being constructed on the well-traveled Boardman-Poland Road (Rt. 224), just north of the branch's current location, will afford the Poland office greater visibility and a broader range of services.

     With 3,000 square feet of office space -- nearly triple the size of the current office -- the new Poland branch will offer more space for financial professionals, safe deposit boxes, and four sit-down service desks. The office will also feature two drive-thru lanes, a night depository, and a drive-up ATM.

  Year 2000

     The Year 2000 Compliance Plan, designed to provide for the continuance of all banking and Trust operations through the century date change, encompasses all current Second National branches and departments while anticipating acquisitions. Second National has demonstrated its commitment to become fully Year 2000 compliant by establishing a Y2K Department overseen by a Steering Committee, allocating resources, and actively involving senior management. The Bank's Y2K Plan was established using Office of the Comptroller of Currency
(OCC) guidelines that methodically address Year 2000 issues. The Y2K Steering Committee Chairman provides monthly updates to executive management and reports at least once each quarter to the Board of Directors.

     Identifying critical issues began in the third quarter of 1997 and established a level of understanding necessary for a project of this significance. The Y2K Department was established and staffed at the beginning of 1998 to monitor and document progress toward full Year 2000 readiness.

     Second National Bank followed OCC guidelines, enabling ease of benchmarking with examining bodies, including five steps: Awareness, Assessment, Renovation, Implementation, and Validation. Because of the complex and evolving nature of Year 2000 information, the Awareness phase was viewed as an ongoing process with a continuing dialogue to maintain confidence in the Bank by all stakeholders. Customer awareness was raised through a statement stuffer, informational brochure, and video. Employees are kept informed through internal memoranda, articles in the Second Thoughts employee newsletter, reports to committees and branch personnel, and the establishment of a "You're 2 Kind" award for extraordinary contributions to the Year 2000 effort.

     The Assessment phase included an extensive inventory of the Bank's technology assets, including computer hardware, software, and peripherals. Software licenses were collected for central storage in the Network Support area, and all inventory information was entered into a centralized database for monitoring and future upgrading.

     The Renovation phase incorporated testing of the ALLTEL Horizon system and internal mission critical interfaces. The Implementation phase included installation of the fully Y2K compliant ALLTEL Horizon core application software, Southern Data Systems Teller Pro III operating system, and safe deposit box system. Bank-wide Y2K compliance status will be reached by the end of the second quarter of 1999.

     The Validation phase commenced at the same time as Renovation with random testing to document that all upgrades installed throughout the Bank were fully functional and compliant.

     Second National Bank recognizes the importance of coordination with outside entities to ensure a continuous flow of information on Y2K issues. A formal communication process with vendors, auditors, and regulatory agencies was established in the third quarter of 1997 and is ongoing. Letters requesting documentation of Y2K compliance or progress toward that goal were sent to third party suppliers, including software companies, brokers, utilities, and environmental services.

     A Year 2000 Compliance Assessment worksheet and Year 2000 Customer Risk Identification guideline were developed to evaluate commercial loan customers' progress toward Y2K compliant status. The worksheet is a standard part of all commercial loan packages and trust investor portfolios.

  Y2K Contingency Planning

     Responsible planning for the century date change must also include the possibility of both individual sub-system and core processing computer malfunctions. Hardware upgrades and replacement of non-compliant software, coupled with testing, make system-wide failure unlikely.

     Development of contingency plans and worst-case scenarios was deemed prudent to enable Second National to minimize risk factors, ensure the safety and soundness of the financial institution, and lessen or eliminate the disruption of service to both the Bank and its customers. A Contingency Plan was written in conjunction with a testing Plan in order to fulfill both OCC requirements and to complete the Y2K Plan structure. A strategy is in place for periodic review of the Y2K Contingency Plan.

     We believe this approach to the planning and execution of the Y2K Plan will result in compliance with all Year 2000 standards and will enable Second National Bank to maintain our industry leadership position into the future.

  A Look Ahead

     During 1998, Second National uncovered new opportunities to enhance its value advantage in the Bank's people, technology, and delivery systems; through leadership and growth; and within the Bank's community banking philosophy.

     The sum total of those efforts afforded Second National customers more convenient and comprehensive products and services. For shareholders, the Bank's pursuit of value translated into greater efficiencies and increased competitiveness. By leveraging an expert workforce and the synergies of its growing branch network, Second National benefitted all of its stakeholders.

     In 1999, Second National will aggressively pursue the opportunities created during 1998 -- and continue to excel in its financial services niche.

     The Company has no significant industry segments which require disclosure.

MARKET AREA

     Second National's primary market area consists of Trumbull, Mahoning, Portage, Jefferson, Summit, Medina, Ashtabula and the southeast portion of Cuyahoga counties in the northeastern corner of Ohio, to the east and south of the Cleveland metropolitan area. The market area's economy is heavily influenced by the manufacturing sector with an emphasis on steel, auto manufacturing and a variety of related and smaller industries. The area has benefited from an extensive transportation system comprised mainly of railroad and trucking systems.

COMPETITION

     There is significant competition in the financial services industry in northeastern Ohio among commercial banks. As a result of deregulation of the financial services industry, Second Bancorp also competes with other providers of financial services such as savings and loan associations, credit unions, commercial finance companies, brokerage and securities firms, insurance companies, commercial finance and leasing companies and the mutual fund industry. Some of Second Bancorp's competitors, including certain regional bank holding companies which have operations in Second Bancorp's market area, have substantially greater resources than Second Bancorp, and as such, may have higher lending limits and may offer other services not available through Second National. Second Bancorp also faces significant competition, particularly with respect to interest rates paid on deposit accounts, from well-capitalized local thrift institutions. Second National competes on the basis of rates of interest charged on loans, the rates of interest paid on funds, the availability of services and responsiveness to the needs of its customers.

REGULATION

     Second Bancorp is a one bank holding company and is regulated by the Federal Reserve Bank (the "FRB"). Second National is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Dramatic changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and Second Bancorp's capital position as of December 31, 1998 and 1997 are presented in footnote 12 of Item 8; Financial Statements and Supplementary Data and is hereby incorporated by reference.

     Second Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act restricts the geographic and product range of bank holding companies by circumscribing the types and locations of institutions the holding companies own or acquire. Among the states where Second Bancorp may acquire banks are Ohio and Pennsylvania. The Act also regulates transactions between Second Bancorp and Second National and generally prohibits tie-ins between credit and other products and services.

     Second National is subject to regulation under the National Banking Act and is periodically examined by OCC and is subject, as a member bank, to the rules and regulations of the FRB. Second National is an insured institution and member of the Bank Insurance Fund ("BIF") and also has approximately $435 million in deposits acquired through acquisitions of savings and loan institutions that are insured through the Savings Association Insurance Fund ("SAIF"). As such, Second National is also subject to regulation by the FDIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law.

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

     FDICIA also contains a variety of other provisions that could affect the operations of Second Bancorp, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders and guidelines governing regulatory examinations.

DEPOSIT INSURANCE ASSESSMENTS AND RECENT LEGISLATION

     The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

     Based upon its respective level of deposits at December 31, 1998, the projected BIF and SAIF assessments for Second National for 1999 will be approximately $330,000.

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

     If a state "opts out" of interstate branching, no bank from another state may establish a branch in that state, whether through a merger of de novo establishment. Pennsylvania, the state in closest proximity to Second National, has opted to permit interstate branching, creating the possibility of branching into that state. To date, Second National has taken no action to branch into Pennsylvania or any other state, however Second National may do so in the future.

EMPLOYEES

     The number of full time equivalent employees of Second Bancorp as of December 31, 1998 was approximately 544. Second Bancorp considers its employee relations to be good. None of the employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     Second Bancorp's executive offices are located at Second National's main office building in Warren, Ohio, which is leased by Second National under a long-term triple net lease agreement with a term, including optional renewals, expiring on October 31, 2029. Second National has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time. Second National owns six of its branch locations, while Second National's 28 other branch and loan production office locations are leased under lease and sublease agreements with remaining terms of 1 to 15 years. Second National also has leases for record retention and office space with remaining lease terms of two and eight years, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     Second Bancorp is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the financial position or results of operations of Second Bancorp.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Second Bancorp, Incorporated's Special Shareholders Meeting was held on November 10, 1998. The results of the votes on the matters presented to shareholders are as follows: Of the 7,063,144 issued and outstanding shares eligible to vote, 6,047,310 were represented at the meeting. The shareholders approved Proposal 1 regarding the merger of Trumbull Financial Corporation with and into Second Bancorp with votes "for" of 5,667,547, votes "against" of 157,438 and votes "abstained" of 100,422. The shareholders approved Proposal 2 to increase the number of directors of Second Bancorp from seven (7) to eight
(8) with votes "for" of 5,631,828,
votes "against" of 319,438 and votes "abstained" of 96,032. The shareholders approved Proposal 3 to elect Dr. David A. Allen to Second Bancorp's Board of Directors for a term ending on the date of Second Bancorp's 1999 annual meeting of shareholders with votes "for" of 5,861,906 and votes "withheld" of 185,397. The shareholders also approved Proposal 4 to amend Second Bancorp's articles for the purpose of eliminating Second Bancorp's two classes of preferred shares with votes "for" of 5,696,182, votes "against" of 98,962 and votes "abstained" of 130,661.

ITEM 4a.  IDENTIFICATION OF EXECUTIVE OFFICERS

     The following table sets forth the names and ages and business experience for the last five years of each of the executive officers of the Corporation. Each executive officer of the Corporation is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

                                                                                         YEAR
        NAME          AGE                   POSITION AND EXPERIENCE                    APPOINTED
        ----          ---                   -----------------------                    ---------
Alan G. Brant.......  66     Chairman and President of Second Bancorp, Inc. and          1987
                             Chief Executive Officer of The Second National Bank of
                             Warren.
David H. Dye........  54     Senior Vice President of Second Bancorp, Inc. and           1997
                             Executive Vice President and Chief Lending Officer of
                             The Second National Bank of Warren. Prior to 1997,
                             Regional President of Star Bank, N.A.
David L.
  Kellerman.........  41     Treasurer of Second Bancorp, Inc. and Executive Vice        1987
                             President and Chief Financial Officer of The Second
                             National Bank of Warren.
Christopher
  Stanitz...........  50     Senior Vice President of Second Bancorp, Inc. and Vice      1992
                             President of The Second National Bank of Warren.
Diane C. Bastic.....  55     Executive Officer of Second Bancorp, Inc. and Senior        1985
                             Vice President of The Second National Bank of Warren.
William Hanshaw.....  46     Executive Officer of Second Bancorp, Inc. and Senior        1989
                             Vice President of The Second National Bank of Warren.
Darryl E. Mast......  48     Executive Officer of Second Bancorp, Inc. and Senior        1986
                             Vice President of The Second National Bank of Warren.
Terry L. Myers......  49     Executive Officer of Second Bancorp, Inc. and Senior        1986
                             Vice President of The Second National Bank of Warren.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the trading symbol SECD. As of March 15, 1999, the number of shareholders of record of the Common Stock totaled 2,483. The detail of stock prices and dividend payments are incorporated herein by reference from
Item 7; Management's Discussion and Analysis of Financial Condition and Results of Operations. Dividend restrictions are detailed in footnote 12 of Item 8; Second Bancorp's Financial Statements and Supplementary Data is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying footnotes beginning on page 26.

                                                      YEAR ENDED DECEMBER 31
                                                      ----------------------
                                   1998          1997          1996          1995          1994
                                -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA
Results of Operations:
  Interest income.............  $   106,997   $   104,990   $   101,158   $    97,110   $    82,997
  Interest expense............       55,888        55,707        54,153        53,180        39,899
                                -----------   -----------   -----------   -----------   -----------
  Net interest income.........       51,109        49,283        47,005        43,929        43,098
  Provision for loan losses...       10,579         4,205         5,072         3,176         2,463
  Other income................       12,754        11,101        10,008         9,431         6,742
  Other expense...............       46,248        39,198        39,279        36,736        33,726
                                -----------   -----------   -----------   -----------   -----------
  Income before Federal income
     taxes....................        7,036        16,981        12,662        13,449        13,651
  Federal income taxes........        1,403         3,745         2,993         3,818         4,164
                                -----------   -----------   -----------   -----------   -----------
  Net income..................  $     5,633   $    13,236   $     9,669   $     9,631   $     9,487
                                ===========   ===========   ===========   ===========   ===========
Per Common Share Data:(1)
  Basic earnings..............  $       .53   $      1.25   $       .93   $       .97   $       .96
  Diluted earnings............          .52          1.25           .92           .92           .92
  Cash dividends..............          .48           .40           .34           .29           .25
  Book value, December 31.....        11.53         11.34         10.40         10.03          8.89
  Market value, December 31...        22.25         25.38         15.69         14.38         10.75
  Weighted-average shares
     outstanding(1)
     Basic....................   10,665,597    10,555,921     9,876,174     8,852,511     8,733,242
     Diluted..................   10,742,622    10,616,752    10,555,060    10,481,653    10,359,486
  Shares outstanding at
     year-end(1)..............   10,688,450    10,606,749    10,503,660     8,927,490     8,753,466
Per Preferred Share Data:
  Cash dividends..............          n/a           n/a   $       .75   $      1.50   $      1.50
  Market value, December 31...          n/a           n/a           n/a         31.50         23.75

                                                      YEAR ENDED DECEMBER 31
                                                      ----------------------
                                   1998          1997          1996          1995          1994
                                -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data:
  As of December 31:
     Total assets.............  $ 1,430,233   $ 1,438,193   $ 1,397,194   $ 1,359,828   $ 1,308,065
     Loans, net...............      960,114       858,321       808,396       753,095       677,563
     Deposits.................    1,102,590     1,115,044     1,076,947     1,066,319     1,013,462
     Shareholders' equity.....      123,273       120,318       106,415       102,818        90,509
  Averages:
     Total assets.............    1,464,803     1,424,211     1,384,343     1,342,786     1,221,181
     Earning assets...........    1,386,894     1,351,117     1,301,032     1,263,023     1,158,557
     Loans....................      938,408       869,333       797,174       730,622       659,845
     Deposits.................    1,086,074     1,079,809     1,072,303     1,036,869       987,390
     Shareholders' equity.....      126,748       112,127       103,725        95,610        89,141
Ratios:
  Return on average assets....          .38%          .93%          .70%          .72%          .79%
  Return on average total
     shareholders' equity.....         4.44         11.80          9.32         10.07         10.78
  Return on average common
     shareholders' equity.....         4.44         11.80          9.32         10.38         11.08
  Net interest margin.........         3.84          3.78          3.73          3.58          3.82
  Net overhead ratio..........          n/a           n/a           n/a           n/a           n/a
  Efficiency ratio............        70.11         63.04         67.11         67.26         66.67
  Dividend pay-out............        91.53         32.29         35.77         31.09         26.24
  Average loans to average
     deposits.................        86.40         80.51         74.34         70.46         66.83
  Allowance for loan losses as
     a percent of loans.......         1.11          1.02          1.13          1.14          1.16
  Net charge-offs as a percent
     of average loans.........          .76           .79           .45           .34           .34
  Non-performing loans to
     total loans..............          .71           .80          1.17           .74           .92
  Allowance for loans losses
     to non-performing
     loans....................          155           128            96           155           132
  Average equity to average
     assets...................         8.65          7.87          7.49          7.12          7.30

---------------

(1) Amounts have been retroactively restated for the two-for-one stock split, effective May 1, 1997, and the three-for-two stock split, effective May 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

     Net income for 1998 was $5,633 and was affected by the merger activity completed in 1998. The acquisition of Trumbull Financial Corporation, headquartered in Warren, Ohio, and Enfin Corporation, headquartered in Solon, Ohio, greatly increased the Corporation's asset size and earnings capacity for the future. During 1998, however, merger related costs of $6,657 were taken to accomplish the strategic growth. The acquisition of Enfin gives the Corporation access to the commercial lending market in and around Solon, a suburb of Cleveland, while the acquisition of Trumbull strengthens the Corporation's dominance of the Trumbull County market. Also impacting earnings during 1998 was the need to provide additional provision for loan losses. Net losses incurred during 1998, primarily commercial loan losses, exceeded $8.6 million for the year, necessitating the increase in provision. Absent the merger costs and related tax impact, net income for 1998 would have been $10,630. Net income for 1997 was $13,236 and was 37% greater than net income reported in 1996 of $9,669. The net income for 1996 was impacted by the special one-time SAIF assessment totaling $2,471. The Corporation's return on average assets ("ROA") was .38%,
 .93%, and .70% for 1998, 1997, and 1996, respectively. Excluding merger costs, ROA would have been .73% in 1998. The total shareholders' return on average equity ("ROE") was 4.44% in 1998 compared to 11.80% in 1997 and 9.32% in 1996.
An increase in common stock of nearly $1.2 million was generated through the dividend reinvestment program in both 1998 and 1997, thereby increasing the shareholders' equity balances.

     Basic earnings per common share were $.53 per share in 1998, down from $1.25 in 1997. Basic earnings per share were $.93 in 1996. Diluted earnings per share, which takes into effect the dilutive impact of the preferred stock which was present through mid-1996 and other dilutive securities, were $.52 per share in 1998, $1.25 in 1997, and $.92 in 1996. The Corporation declared a two-for-one stock split for the common stock effective May 1, 1997. The Corporation's common stock, trading under the NASDAQ symbol of SECD, has generally followed the path of most bank stocks during 1998, peaking at $37.25 per share in the second quarter and finishing the year at $22.25 per share. The stock price at year-end 1998 represents a price of 193% of book value. Dividends declared in 1998 totaled $.48 per share. This represents an increase of 20% over 1997, when dividends declared were $.40 per share.

     Revenue continues to be provided primarily from interest and fees on loans, which totaled $79,963, $74,145, and $70,611 in 1998, 1997, and 1996,
respectively. This represents 67%, 64%, and 64% of total revenues for those years. Interest income on securities is also a major source of revenue, contributing 22%, 26%, and 27% of revenues in 1998, 1997, and 1996, respectively. The shift to a greater concentration in earnings from loans reflects the Corporation's efforts to more profitably employ the funds available to it.

NET INTEREST INCOME

     The Corporation was able to increase the net interest income in 1998 through an improvement in the net interest margin and an increase in average earning assets. The net interest margin improved from 3.78% in 1997 to 3.84% in 1998. Net interest income increased by 3.7% from $49,283 in 1997 to $51,109 in 1998. Average earning assets increased by 2.6% to $1,386,894 in 1998. Similarly, net interest income increased by 4.8% from 1996 to 1997 while average earning assets increased by 3.8% and the net interest margin increased from 3.73% in 1996 to 3.78% in 1997. The Corporation continues to face tightening pressures on the net interest margin; however, the Corporation has reacted proactively to achieve a higher net interest margin, primarily through loan growth. Average loans, primarily real estate mortgage loans, have increased consistently over the past four years, growing at an average annual rate of 9%. Deposits averaged $1,086,074 in 1998, representing a 1% increase over 1997.

     The relationship between net interest income, FTE net interest income, earning assets, and net interest margin for the past three years follows:

                                                          1998          1997          1996
                                                       ----------    ----------    ----------
Net interest income -- per financial statements......  $   51,109    $   49,283    $   47,005
Tax equivalent adjustment............................       2,102         1,798         1,517
                                                       ----------    ----------    ----------
Net interest income -- FTE...........................  $   53,211    $   51,081    $   48,522
                                                       ==========    ==========    ==========
Average earning assets...............................  $1,386,894    $1,351,117    $1,301,032
Net interest margin..................................        3.84%         3.78%         3.73%

     Net interest income can be analyzed through the use of the Yields Analysis table. The table shows a three-year comparison of the average balance of interest earning assets and interest bearing liabilities along with interest and yields associated with them.

                      SECOND BANCORP, INC. AND SUBSIDIARY

                                YIELDS ANALYSIS

                                                               YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------------
                                        1998                             1997                             1996
                           ------------------------------   ------------------------------   ------------------------------
                            AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                            BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                           ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Interest earning assets:
  Taxable loans(1)(3)....  $  924,823   $79,229     8.57%   $  856,186   $73,509     8.59%   $  783,598   $ 69,871    8.92%
  Tax-exempt loans(2)....      13,585     1,112     8.19        13,147       964     7.33        13,576      1,121    8.26
  Taxable securities.....     368,421    22,945     6.23       411,075    27,142     6.60       451,575     27,833    6.16
  Tax-exempt
    securities...........      68,994     5,071     7.35        56,926     4,324     7.60        44,000      3,341    7.59
  Federal funds sold.....      11,071       742     6.70        13,783       849     6.16         8,283        509    6.15
                           ----------   -------     ----    ----------   -------     ----    ----------   --------    ----
    Total interest
      earning assets.....   1,386,894   109,099     7.87     1,351,117   106,788     7.90     1,301,032    102,675    7.89
Non-interest earning
  assets.................      77,909                           73,094                           83,311
                           ----------                       ----------                       ----------
TOTAL....................  $1,464,803                       $1,424,211                       $1,384,343
                           ==========                       ==========                       ==========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing
  liabilities:
  Demand deposits --
    interest bearing.....  $   91,310     1,488     1.63    $   88,324     1,533     1.74    $   91,584      2,155    2.35
Savings deposits.........     263,855     7,494     2.84       266,500     7,563     2.84       281,984      7,709    2.73
Time deposits............     626,440    34,589     5.52       621,847    34,552     5.56       609,615     34,224    5.61
Federal funds purchased
  and securities sold
  under agreements to
  repurchase.............     138,652     6,525     4.71       130,298     6,172     4.74        97,987      4,366    4.46
Note payable.............                                        3,647       276     7.57         5,000        371    7.42
Other borrowed funds.....       3,008       170     5.65         2,851       163     5.72         2,874        150    5.22
Federal Home Loan Bank
  advances...............      99,462     5,622     5.65        85,664     5,448     6.36        89,451      5,178    5.79
                           ----------   -------     ----    ----------   -------     ----    ----------   --------    ----
Total interest bearing
  liabilities............   1,222,727    55,888     4.57     1,199,131    55,707     4.65     1,178,495     54,153    4.60
Non-interest bearing
  liabilities:
  Demand deposits........     104,469                          103,138                           89,120
Accrued expenses and
  other liabilities......      10,859                            9,815                           13,003
                           ----------                       ----------                       ----------
  Other liabilities......     115,328                          112,953                          102,123
Shareholders' equity.....     126,748                          112,127                          103,725
                           ----------                       ----------                       ----------
TOTAL....................  $1,464,803                       $1,424,211                       $1,384,343
                           ==========                       ==========                       ==========
Net interest earnings
  (FTE)..................                53,211                           51,081                            48,522
Taxable equivalent
  adjustment.............                 2,102                            1,798                             1,517
                                        -------                          -------                          --------
Net interest income (per
  financial
  statements)............               $51,109                          $49,283                          $ 47,005
                                        -------                          -------                          --------
Net yield on interest
  earning assets.........                           3.84%                            3.78%                            3.73%
                                                    ====                             ====                             ====

---------------

(1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2) The tax-exempt income and yields are shown on a tax equivalent basis using the 34% marginal Federal tax rates in effect during the three years.

(3) Loan fees are included in the interest reported for loans. Those fees amounted to $2,636 in 1998, $2,906 in 1997, and $3,255 in 1996.

     You can further analyze the change in net interest income by separating the volume and rate impact of the change. The following table details the breakdown of the major categories affecting the change:

                                          1998 COMPARED TO 1997         1997 COMPARED TO 1996
                                            DUE TO CHANGE IN              DUE TO CHANGE IN
                                       ---------------------------   ---------------------------
       RATE/VOLUME ANALYSIS(1)         VOLUME     RATE       NET     VOLUME     RATE       NET
       -----------------------         ------    -------    ------   ------    -------    ------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Increase (decrease) in FTE interest
  income:
  Taxable loans......................  $5,893    $  (173)   $5,720   $6,472    $(2,834)   $3,638
  Tax-exempt loans...................      31        117       148      (35)      (122)     (157)
  Taxable securities.................  (2,816)    (1,381)   (4,197)  (2,496)     1,805      (691)
  Tax-exempt securities..............     917       (170)      747      981          2       983
  Federal funds sold.................    (167)        60      (107)     338          2       340
                                       ------    -------    ------   ------    -------    ------
Total interest bearing assets........  $3,858    $(1,547)   $2,311   $5,260    $(1,147)   $4,113
                                       ======    =======    ======   ======    =======    ======
Interest bearing liabilities:
  Demand deposits -- Interest
     bearing.........................  $   52    $   (97)   $  (45)  $  (77)   $  (545)   $ (622)
  Savings deposits...................     (75)         6       (69)    (423)       277      (146)
  Time deposits......................     255       (218)       37      686       (358)      328
  Federal funds purchased and
     securities sold under agreements
     to repurchase...................     396        (43)      353    1,440        366     1,806
  Note payable.......................    (276)         0      (276)    (100)         5       (95)
  Other borrowed funds...............       9         (2)        7       (1)        14        13
  Federal Home Loan Bank advances....     878       (704)      174     (219)       489       270
                                       ------    -------    ------   ------    -------    ------
Total interest bearing liabilities...  $1,239    $(1,058)   $  181   $1,306    $   248    $1,554
                                       ======    =======    ======   ======    =======    ======
Total effect on net interest
  income.............................  $2,619    $  (489)   $2,130   $3,954    $(1,395)   $2,559
                                       ======    =======    ======   ======    =======    ======

---------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES

     The provision for loan losses totaled $10,579 in 1998, or .92% of average loans, significantly higher than the average level of .52% over the past five years. The provision for loan losses was $4,205 in 1997, $5,072 in 1996, $3,176 in 1995, and $2,463 in 1994. The increase in 1998 can be attributed to higher than historically normal levels of net charge-offs for the commercial loan portfolio. Net charge-offs as a percent of average commercial loans were 1.55% in 1998 and .68% in 1997.

NON-INTEREST INCOME

     Non-interest income totaled $12,754 in 1998, which represented a 15% increase over 1997. Service charges on deposit accounts improved by 5% to $4,145 in 1998. The increase is attributable to the increase in revenue from ATM services provided and improvements in the collection of return check and overdraft fees. Service charges on deposits had increased 17% from 1996 to 1997. Trust fee income totaled $2,820 in 1998, a 10% improvement over the prior year. The revenue increase was partly attributable to new trust relationships as well as increases in the market value of assets under management. Trust fee income was $2,562 in 1997 and $2,335 in 1996. Other fee income increased by 18% during 1998 and included gains from the sale of mortgages and Small Business Administration ("SBA") loans. Other income had increased by 6% the prior year through the combination of earnings from secondary mortgage and SBA sale activities.

     Included in non-interest income over the past three years were pre-tax gains on the sale of securities. During 1998, the security portfolio realized gains in the amount of $1,007. During 1997, the Corporation established a charitable foundation to carry on the Corporation's many charitable and civic activities. The gain realized on the appreciated stock donated to the foundation was $352, which represented a significant portion of the total gains realized in 1997 of $515.

NON-INTEREST EXPENSE

     The Corporation continues to emphasize expense control and to be efficient in its utilization of resources to manage assets. Excluding merger costs, non-interest expenses as a percentage of average assets were 2.70% in 1998 compared to 2.75% in 1997. The table below details the percentage change in each non-interest expense category over the past three years:

                                                                PERCENTAGE CHANGE
                                                         --------------------------------
                                                         1998 OVER 1997    1997 OVER 1996
                                                         --------------    --------------
Salaries and benefits..................................         4%                7%
Net occupancy..........................................         2                 5
Equipment..............................................        13                26
Professional services..................................         3                 8
Assessment on deposits and other taxes.................        (8)              (20)
Amortization of goodwill and other intangibles.........       (15)              (14)
Other expenses.........................................         5                10

     Equipment expense increased by 13% in 1998, due primarily to the costs associated with automation efforts during the past two years. During 1997, the Corporation migrated to an in-house data processing environment, while in 1998, the Corporation continued implementing new technologies and upgraded the acquired companies' equipment to newer technologies. In 1997, excluding the one-time charge for donating $824 of stock to the charitable foundation, other expenses would have actually decreased by 1%.

INCOME TAXES

     The provision for income taxes was $1,403, $3,745, and $2,993 in 1998, 1997, and 1996, respectively. The effective tax rate for the Corporation was 19.9%, 22.1%, and 23.6% during the same periods. The reduction in the effective tax rate in 1997 and 1998 was due to the continuation of the accumulation of tax-exempt securities and the realization of investment tax credits through the Bank's participation in low-income housing projects as well as reduced net income for 1998.

BALANCE SHEET

     The average asset growth rate has averaged 5% over the past four years. The 1998 growth rate in average assets was 2.9%. The slower growth rate is attributable to the planned de-emphasis of the indirect automobile lending program. Also as an industry, banks are experiencing slower deposit growth rates due to increased competition from non-traditional alternatives, especially mutual funds. Deposit balances finished the year totaling in excess of $1.1 billion, representing a decrease of 1% from the previous year-end. Deposits grew 3.5% from December 31, 1996 to December 31, 1997.

EARNING ASSETS

  Securities:

     The securities portfolio of the Corporation is used to provide an adequate rate of return to the Corporation along with appropriate levels of liquidity and as a tool for efficient tax management and interest rate risk management. The accounting treatment for the securities portfolio is determined by the Corporation's intent regarding particular security holdings. Securities held-to-maturity are purchased with the intent and ability to hold them to maturity and are, therefore, carried at amortized cost. Securities previously classified as held-to-maturity by Trumbull were reclassified to available-for-sale at the consummation of the transaction. Securities are purchased to satisfy yield enhancement, liquidity, interest rate risk management, and pledging needs. Purchases in longer maturities that provided yield enhancement included purchases of tax-exempt securities which provide the additional benefit of tax reduction.

     The securities portfolio totaled $354,415 as of December 31, 1998. That balance represents a 26% decrease over the prior year-end. The December 31, 1997 balance of $483,095 included $312,328 classified as available-for-sale and was 2% less than the prior year-end. Security balances have been declining as the Corporation increases its loan balances. Growth in securities has been concentrated in tax-exempt issues. Mortgage-backed securities have declined significantly over the past year as market rates are lower and mortgage refinancings have risen.

     The average yield on the portfolio is 6.5% as of December 31, 1998. During the past year, the Corporation realized $1,007 in net gains on the sale of securities. In 1997 and 1996, net security gains totaled $515 and $462, respectively. As interest rates have declined over the past year, the Corporation's net unrealized gain or loss position for the portfolio has increased from $3,387 to $4,695.

     Summary yield and maturity information regarding the securities portfolios on December 31 follows. Yields are calculated on a fully taxable equivalent basis using the marginal Federal income tax rate of 34% for 1998.

                                                             BOOK VALUE
                               -----------------------------------------------------------------------
                                  1998                   1997         1997         1996         1996
                               AVAILABLE-    1998     AVAILABLE-    HELD-TO-    AVAILABLE-    HELD-TO-
                                FOR-SALE     YIELD     FOR-SALE     MATURITY     FOR-SALE     MATURITY
                               ----------    -----    ----------    --------    ----------    --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
U.S. Treasury and other U.S.
  Government agencies and
  corporations:
  Under 1 year...............   $ 24,364      5.2%     $ 40,270     $    250     $ 23,912     $    751
  1 to 5 years...............     56,520      5.7        37,479            0       37,188        2,000
  5 to 10 years..............      8,769      6.2        17,500        7,959       16,926        7,987
  Over 10 years..............          0      0.0             0            0            0            0
                                --------      ---      --------     --------     --------     --------
     Total...................     89,653      5.6        95,249        8,209       78,026       10,738
Obligations of states and
  political subdivisions:
  Under 1 year...............      2,758      7.8         2,686            0        3,126            0
  1 to 5 years...............     18,154      8.0        20,905            0       13,348            0
  5 to 10 years..............  34,359...      7.6        32,631            0       28,881            0
  Over 10 years..............  21,705...      7.1         6,809            0        6,395            0
                                --------      ---      --------     --------     --------     --------
     Total...................     76,976      7.6        63,031            0       51,750            0
Corporate:
  Under 1 year...............          0      0.0             0            0        1,002            0
  1 to 5 years...............     10,446      6.4        10,288            0            0            0
  5 to 10 years..............          0      0.0             0            0            0            0
  Over 10 years..............          0      0.0             0            0            0            0
                                --------      ---      --------     --------     --------     --------
     Total...................     10,446      6.4        10,288            0        1,002            0
Mortgage-backed securities...    164,262      6.5       131,529      161,249      149,118      187,755
Equity securities............     13,078      7.2        12,231            0       10,989            0
                                --------      ---      --------     --------     --------     --------
                                $354,415      6.5%     $312,328     $169,458     $290,885     $198,493
                                ========      ===      ========     ========     ========     ========

     Mortgage-backed securities have various stated maturities through September 2027. The estimated weighted-average maturity of this segment of the portfolio is 5.8 years.

  Loans:

     Listed below is the Corporation's loan distribution at the end of each of the last 5 years:

                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Commercial..........................  $373,244    $347,173    $332,127    $301,870    $264,177
Consumer............................   230,561     238,245     261,487     239,991     236,125
Real estate mortgage................   367,048     281,729     224,017     219,949     185,224
                                      --------    --------    --------    --------    --------
Balance December 31.................  $970,853    $867,147    $817,631    $761,810    $685,526
                                      ========    ========    ========    ========    ========

     An analysis of maturity and interest rate sensitivity of commercial loans as of December 31, 1998 follows:

                                                   ONE YEAR      ONE TO         OVER
                                                   OR LESS     FIVE YEARS    FIVE YEARS     TOTAL
                                                   --------    ----------    ----------    --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Fixed rate.......................................  $24,456      $ 88,806      $ 88,376     $201,638
Variable rate....................................   56,214        47,660        67,732      171,606
                                                   -------      --------      --------     --------
Total commercial loans...........................  $80,670      $136,466      $156,108     $373,244
                                                   =======      ========      ========     ========

     The Corporation emphasizes growth in real estate loans and commercial balances. The Corporation emphasizes real estate lending through its branch network, reaching a broad range of customers. The Corporation has benefited from this approach along with the use of mortgage loan originators and correspondent lender relationships. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities, generate a net gain (including origination fee income) from the sale, limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate fee income for the Corporation. The serviced portfolio of mortgages totaled $295 and $377 million as of December 31, 1998 and 1997, respectively.

     Commercial loans are generated through a calling program targeting medium-size companies. The Corporation is also generating an increasing volume of Small Business Administration ("SBA") loans. The Corporation sells the guaranteed portion of the SBA loans originated. The sales generated $658 and $498 in net revenues, including $173 and $143 in revenues from the value of the servicing retained in 1998 and 1997, respectively. The amount of SBA loans being serviced by the Corporation totaled approximately $10.4 and $7.7 million at December 31, 1998 and 1997, respectively.

     The Bank de-emphasized its indirect lending program with automobile dealers within the Bank's primary market areas in 1996, choosing to permit more funds to be available to allow for commercial and real estate loan growth. In 1996, the Bank shifted its focus on indirect lending, strictly limiting the acquisition of lower-quality "C" and "D" type paper. Prior to that, the Bank accepted a higher volume of lower-quality paper utilizing a tiered pricing system designed to compensate the Bank for the higher risk associated with the loans. The Bank is still active in generating loans from automobile dealers within the Bank's market area; however, future growth is targeted in higher-quality loans.

     The Corporation's loans are granted to customers within the immediate trade area of the Corporation. The mix is diverse, covering a wide range of borrowers. The Corporation monitors and controls concentrations within a particular industry or segment. As of December 31, 1998, the Corporation had a concentration in commercial real estate loans totaling approximately $258 million, approximately 68.5% of which were owner-occupied businesses, including medical office buildings, retail, and fast-food restaurants within the Corporation's market area.

ASSET QUALITY

     The reserve for loan losses is analyzed in the table below:

                                                          YEAR ENDED DECEMBER 31
                                              -----------------------------------------------
                                               1998       1997      1996      1995      1994
                                              -------    ------    ------    ------    ------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at January 1........................  $ 8,837    $9,235    $8,715    $7,963    $7,124
Charge-offs:
  Commercial................................    6,734     2,435     2,051       775       535
  Real estate...............................      820        12        56        26        74
  Consumer..................................    3,055     2,992     3,497     2,474     1,925
                                              -------    ------    ------    ------    ------
                                               10,609     5,439     5,604     3,275     2,534
Recoveries:
  Commercial................................    1,213       108       155       312       310
  Real estate...............................       50         0        46        18        58
  Consumer..................................      669       717       851       521       542
                                              -------    ------    ------    ------    ------
                                                1,932       825     1,052       851       910
                                              -------    ------    ------    ------    ------
Net charge-offs.............................    8,677     4,614     4,552     2,424     1,624
Additions:
  Charged to operations.....................   10,579     4,205     5,072     3,176     2,463
                                              -------    ------    ------    ------    ------
Balance at December 31......................  $10,739    $8,826    $9,235    $8,715    $7,963
                                              =======    ======    ======    ======    ======
Reserve for loan losses as a percentage of:
  Year end loans............................     1.11%     1.02%     1.13%     1.14%     1.16%
  Non-performing loans......................      155%      128%       96%      155%      127%
  Net charge-offs...........................      124%      191%      203%      360%      490%

     Conforming adjustments for the pooled company for the fiscal quarter ending December 31, 1997 included recoveries of $5, charge-offs of $54, and provision for loan losses of $60.

     Net charge-offs as a percent of average loans by major loan category are shown below:

                                                                YEAR ENDED DECEMBER 31
                                                         ------------------------------------
                                                         1998    1997    1996    1995    1994
                                                         ----    ----    ----    ----    ----
Commercial.............................................  1.55%   0.68%   0.61%   0.17%   0.09%
Real estate mortgage...................................  0.23%   0.00%   0.00%   0.00%   0.01%
Consumer...............................................  0.98%   0.85%   1.08%   0.82%   0.61%
Total net charge-offs to average loans.................  0.92%   0.53%   0.57%   0.33%   0.25%

     Significantly impacting the reserve for loan losses in 1998 was net charge-off activity totaling $8.7 million, substantially from the commercial lending portfolio. The losses and additional provision for loan losses were associated with analysis of specific credits. Additionally, the majority of the charge-offs occurred in the fourth quarter of 1998, following a detailed review of all problem credits and additional adverse information regarding the charged-off credits. Included in 1997's activity was the reclassification of $2.4 million from loans to other assets. During 1997, one of the Bank's borrowers, whose loan balance was included in non-performing loans as of December 31, 1996, settled all their obligations with the Bank by placing approximately $2.7 million in a third party trust. The balance was substantially collected during 1998.

     The following presents a breakdown of the allocation of the loan loss allowance by loan category for each of the last five years:

                                                                    DECEMBER 31
                                 ----------------------------------------------------------------------------------
         LOAN CATEGORY                1998             1997             1996             1995             1994
         -------------           --------------    -------------    -------------    -------------    -------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Commercial.....................  $ 6,351     59%   $4,817     54%   $5,296     57%   $4,477     51%   $4,092     52%
Consumer.......................    2,952     28     3,311     38     3,327     36     3,635     42     3,219     40
Real Estate....................    1,436     13       698      8       612      7       603      7       652      8
                                 -------    ---    ------    ---    ------    ---    ------    ---    ------    ---
                                 $10,739    100%   $8,826    100%   $9,235    100%   $8,715    100%   $7,963    100%
                                 =======    ===    ======    ===    ======    ===    ======    ===    ======    ===

     The increase in the loan loss reserve allocation to the commercial category is the result of allocation to specific problem credits. The decrease in the loan loss allowance allocated to consumer loans is the result of the run-off of lower quality "C" and "D" type paper and the corresponding reduction in loss experience. The increase in allocation of the loan loss allowance to real estate loans reflects growth in loan balances from the Trumbull acquisition.

     The determination of the reserve for loan losses is based on Management's evaluation of the potential losses in the loan portfolio considering, among other relevant factors, repayment status, borrowers' ability to repay, collateral, and current and foreseeable economic conditions. The Bank utilizes its internal loan gradings for commercial loans in conjunction with historical loss experience for loans of each grade level and current economic trends as parts of its analysis in determining the adequacy of its reserve for loan losses. During the course of the year, the Corporation continued to update the factors used in determining the appropriate level of loan losses for each major category of loans based on loss experience within each category of loans.

     Below is a table listing the non-accrual, past due, and restructured loans at the end of the last five years:

                                                                DECEMBER 31
                                               ----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               ------    ------    ------    ------    ------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Non-accrual loans............................  $4,130    $5,819    $7,271    $3,957    $4,153
Past due loans...............................   2,725     1,075     2,158     1,635     2,108
Restructured loans...........................      61        13       171        25        33
                                               ------    ------    ------    ------    ------
Total........................................  $6,916    $6,907    $9,600    $5,617    $6,294
                                               ======    ======    ======    ======    ======
Percent of loans at year end.................     .71%      .80%     1.17%      .74%      .87%
  Other real estate owned....................  $   79    $    0    $    0    $   27    $  165

     Loans 30 to 89 days past due, excluding non-accrual and restructured loans included in the table above, amounted to $8,706, or .90% of outstanding loans, as of December 31, 1998, as compared to $10,273, or 1.18% of loans on December 31, 1997. Loans then current where some concerns existed as to ability of the borrower to comply with loan repayment terms approximated $28,352 on December 31, 1998 and $33,779 on December 31, 1997. Such loans have been and are being closely monitored by Management.

     Further discussion on loan quality and credit risk are presented in Note 1h, 7 and 20 of Item 8; Second Bancorp's Financial Statements and Supplementary Data are incorporated herein by reference.

FUNDING SOURCES

  Deposits:

     The average amounts of deposits are summarized below:

                                                             1998             1997             1996
                                                         -------------    -------------    -------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Demand deposits -- non-interest bearing................   $  104,469       $  103,138       $   89,120
Demand deposits -- interest bearing....................       91,310           88,324           91,584
Savings deposits.......................................      263,855          266,500          281,984
Time deposits..........................................      626,440          621,847          609,615
                                                          ----------       ----------       ----------
                                                          $1,086,074       $1,079,809       $1,072,303
                                                          ==========       ==========       ==========

     Average deposits increased by 1% in 1998 with slight increases in average time deposits and interest bearing demand deposits. During 1997, non-interest bearing demand deposits increased through the introduction of a "totally free" checking product along with increased balances from corporate customers. Savings deposits declined in both 1998 and 1997 as customers chose to seek higher yielding alternatives.

     On December 31, 1998, time deposits over $100 totaled $79,434. The Bank continues to maintain strong relationships with the various public entities centered in the primary markets of the Bank which contribute to the balance of time deposits over $100. The maturity schedule for time deposits over $100 as of December 31 is given in the table below:

                                                            1998          1997
                                                          --------      --------
                                                          (DOLLARS IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
MATURING IN:
3 months or less......................................    $28,595       $32,136
3 to 6 months.........................................     15,621        27,447
6 to 12 months........................................     19,525        20,811
Over 12 months........................................     15,693        10,200
                                                          -------       -------
                                                          $79,434       $90,594
                                                          =======       =======

Other Sources of Funds:

     The repurchase agreement program provides a sweep feature on the customer's primary business account, along with competitive market rates of interest, for their excess funds. The success of this product reflects the strong emphasis the Bank places on offering competitive products, coupled with personalized service to the small- to mid-size businesses operating in the Bank's various markets. Federal funds purchased and securities sold under agreements to repurchase averaged $135 million in 1998 with the majority of the average balances representing the retail sweep product.

     The Corporation also has available to it unsecured lines of credit with correspondent banks totaling $15 million. The lines of credit are renewable annually and bear interest at a floating rate based on several indices. There were no outstanding borrowings under these lines as of December 31, 1998 or 1997.

     The Corporation also has access to federal tax deposits on a daily basis. After being deposited by customers, the tax deposits are held at the Corporation up to a self-imposed limit of $6 million until they are drawn upon by the federal government. The balance of these funds was $861 and $3,492 as of December 31, 1998 and 1997, respectively. The Corporation occasionally uses federal funds purchased from other financial institutions as a source of short-term funding. The Corporation had no federal funds purchased as of December 31, 1998 or 1997.

     The Bank also is a member of the Federal Home Loan Bank ("FHLB") system and utilizes the various advance programs offered by the FHLB. The funds are drawn from the FHLB for various terms through 2007 and are utilized to provide long-term funding to offset the interest rate risk inherent with holding long-term, fixed-rate mortgages. The balances of these advances were $72,782 and $58,403 as of December 31, 1998 and 1997, respectively.

CAPITAL

     The shareholders' equity increased to $123,273 at December 31, 1998 from $120,318 a year earlier. The increase was primarily attributed to the earnings retained this year after common stock dividend payments. In 1997, shareholders' equity increased by $13,903 primarily through earnings retention and SFAS No. 115 adjustments. The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax (SFAS No. 115 adjustment) resulted in a net unrealized gain position of $3,097 at December 31, 1998 versus a net unrealized gain position of $2,813 at December 31, 1997. The Corporation also increased common stock by $1,170 through the dividend reinvestment program in 1998 and by $1,183 in 1997. Shareholders may invest cash dividends and voluntary cash payments in additional shares at a 5% discount without payment of brokerage commissions or service charges. Common stock was also increased by the exercise of $377 of options. In 1997, common stock increased by $717 due to option exercise activities. In 1997, $474 of treasury stock was repurchased, while in 1996 the repurchase totaled $319. On February 27, 1998, the Board of Directors rescinded the authorization to repurchase shares of its common stock. As of December 31, 1998, the Corporation had repurchased 50,400 shares. Effective June 25, 1996, the Corporation called for the redemption of all the outstanding shares of the Series A $1.50 preferred stock. Virtually all preferred stockholders exercised their conversion rights prior to the redemption date. The net effect was a transfer of approximately $12.7 million in capital from preferred stock to common stock.

     The Corporation has consistently had qualifying capital under the risk-based capital requirements in excess of those required to meet the "well-capitalized" standards. For further details on capital ratios, see Note 12.

     The Corporation trades under the symbol SECD on the NASDAQ National Market System. The total market capitalization of the Corporation was approximately $237.8 million at December 31, 1998. The table below lists the high and low trading prices for the common stock by quarter for the last three years. The price ranges and per share dividend figures set forth below have been adjusted to reflect the two-for-one stock split effective May 1, 1997.

                  QUARTER                       FIRST    SECOND   THIRD    FOURTH    YEAR
                  -------                       ------   ------   ------   ------   ------
1998
High........................................    $34.75   $37.25   $31.50   $26.00   $37.25
Low.........................................     24.88    27.00    25.75    19.75    19.75
Dividends Declared..........................       .11      .12      .12      .13      .48
1997
High........................................    $18.50   $22.25   $24.50   $28.00   $28.00
Low.........................................     15.06    17.75    20.75    21.88    15.06
Dividends Declared..........................       .10      .10      .10      .10      .40
1996
High........................................    $14.94   $14.13   $17.00   $16.50   $17.00
Low.........................................     13.75    12.50    13.63    14.88    12.50
Dividends Declared..........................       .10      .07      .10      .07      .34

     The Corporation's price for its common stock increased to a trading range of $27.00 to $37.25 per share in the second quarter of 1998 and subsequently closed the year at $22.25. The Corporation's stock has generally followed the market trend for traded bank stocks. The common stock closed at $25.38 at December 31, 1997, representing a 62% increase from the 1996 year-end close. Book value per common share was $11.53 and $11.34 at December 31, 1998 and 1997, respectively.

     The Corporation has historically paid cash dividends on a quarterly basis and has periodically paid stock dividends at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors. The payment will depend on, among other things, earnings, financial condition, and cash requirements of the Corporation at the time that such payment is considered, and on the ability of the Corporation to receive dividends from the Bank, the amount of which is subject to regulatory limitations. For 1998, 1997, and 1996, the dividend-payout ratio for the Corporation was 91.53%, 32.29%, and 35.77%, respectively.

LIQUIDITY

     Management of the Corporation's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Corporation. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB, and overnight lines of credit of over $37 million through correspondent banks. The parent company has three major sources of funding, including dividends from the Bank, $15 million in unsecured lines of credit with correspondent banks which are renewable annually, and access to the capital markets. The net cash provided by operating activities for 1998, 1997, and 1996 were approximately $4 million, $17 million, and $19 million, respectively. As discussed in Note 12, the Bank is subject to regulation and may be limited in its ability to pay dividends to the parent company. Accordingly, consolidated cash flows may not represent cash available to common stockholders.

     Additional discussion regarding the Company's liquidity and capital resources is set forth in Notes 10, 11, and 12 of Item 8; Second Bancorp's Financial Statements and Supplementary Data are incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

     The sections that follow, Market Risk Management and Other, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from these results discussed in these forward-looking statements.

MARKET RISK MANAGEMENT

     Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Corporation's market risk is composed primarily of interest rate risk. The Corporation's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Corporation's entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank's Board of Directors reviews the policies and guidelines established by ALCO.

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

     The dynamic gap analysis measures the amount of repricing risk associated with the balance sheet at a specific point in time. Expected cash flows from fixed rate instruments are defined utilizing contractual maturities and anticipated cash flows through early repayment of loans, early calls and paydowns of securities, and early withdrawals of deposits. Variable rate instrument's repricing frequencies are categorized according to their earliest repricing opportunity. Core deposits with noncontractual maturities are included in the gap repricing distributions based on historical patterns of pricing behavior.

     The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would increase by 6.5% if interest rates would immediately rise by 200 basis points. It projects a decrease in net income of 3.8% if interest rates would immediately fall by 200 basis points. Management believes this reflects a slight asset sensitive position for the one-year time horizon. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and Management's outlook.

     Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans, and the sale of long-term fixed rate mortgages through the secondary mortgage market. Although the Corporation has available to it the use of off-balance sheet swap instruments to manage interest rate risk, these instruments are historically rarely utilized. Management expects interest rates to be relatively stable during 1999 and believes that the current modest level of asset sensitivity is appropriate.

OTHER

  Year 2000:

     The Corporation has initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software used by the Corporation. The software utilized is primarily originated and serviced by external providers. The Corporation is communicating with those providers to ensure that appropriate steps are being taken to remedy any Year 2000 issues. Management has completed the awareness and inventory stages of the process and is substantially complete with the process assessment, analysis, and conversion phases of the efforts. The process assessment included a review of the information systems used in each process, including related hardware and software, the involvement of third parties, and any affected systems. Management expects to have all necessary system and application changes implemented and tested in 1999. Management is also working with significant customers, vendors, and business counterparties to monitor the progress of their Year 2000 efforts. Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with original plans. Under the unlikely scenario that the additional phases to the Year 2000 efforts are not completed, the Corporation could be materially adversely affected as a result of not being able to process transactions related to its business activities. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on the Corporation. Total cost associated with the process, including the cost of acquiring certain hardware and software and the internal and external costs relating to modifying the systems, will be approximately $880. In 1998, $370 of that total was expended, with the balance to be spent in 1999. Additionally, the impact on operating costs in 1998 was not material, and less than $100 is anticipated to be expended in 1999. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the process are being expensed as incurred. The costs of the process and the expected completion dates are based on Management's best estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See information appearing under the caption "Market Risk Management" appearing in Item 7. Management's Discussion and Analysis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      SECOND BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and demand balances due from banks.....................  $   45,478    $   31,910
Federal funds sold..........................................       4,000        11,444
Securities:
  Available-for-sale (at market value)......................     354,415       312,328
  Held-to-maturity (market value of $169,458)...............           0       170,767
Loans.......................................................     970,853       867,147
Less reserve for loan losses................................      10,739         8,826
                                                              ----------    ----------
     Net loans..............................................     960,114       858,321
Premises and equipment......................................      17,119        14,961
Accrued interest receivable.................................       8,709         9,019
Goodwill and intangible assets..............................       5,749         6,548
Other assets................................................      34,649        22,895
                                                              ----------    ----------
     Total assets...........................................  $1,430,233    $1,438,193
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- non-interest bearing............................  $  115,624    $  113,175
  Demand -- interest bearing................................     101,080        90,340
  Savings...................................................     274,728       268,033
  Time deposits.............................................     611,158       643,496
                                                              ----------    ----------
     Total deposits.........................................   1,102,590     1,115,044
Federal funds purchased and securities sold under agreements
  to repurchase.............................................     122,482       131,127
Other borrowed funds........................................         861         3,492
Federal Home Loan Bank advances.............................      72,782        58,403
Accrued expenses and other liabilities......................       8,245         9,809
                                                              ----------    ----------
     Total liabilities......................................   1,306,960     1,317,875
Shareholders' equity:
  Preferred stock, no par value;
     Series A: 1,500,000 shares authorized in 1997; 718,750
      issued and 0 shares outstanding in 1997...............                         0
     Series B: 1,500,000 shares authorized in 1997..........                         0
     Common stock, no par value; 20,000,000 shares
      authorized; 10,738,850 and 10,657,149 shares issued in
      1998 and 1997, respectively...........................      36,901        35,354
     Treasury stock, 50,400 shares..........................        (793)         (793)
Net unrealized holding gains on available-for-sale
  securities, net of tax....................................       3,097         2,813
Retained earnings...........................................      84,068        82,944
                                                              ----------    ----------
     Total shareholders' equity.............................     123,273       120,318
                                                              ----------    ----------
     Total liabilities and shareholders' equity.............  $1,430,233    $1,438,193
                                                              ==========    ==========

                See Notes To Consolidated Financial Statements.

                      SECOND BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  FOR THE CALENDAR YEAR
                                                     -----------------------------------------------
                                                         1998             1997             1996
                                                     -------------    -------------    -------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans (including fees):
  Taxable..........................................   $    79,229      $    73,509      $    69,871
  Exempt from federal income taxes.................           734              636              740
Securities:
  Taxable..........................................        22,945           27,142           27,833
  Exempt from federal income taxes.................         3,347            2,854            2,205
Federal funds sold.................................           742              849              509
                                                      -----------      -----------      -----------
     Total interest income.........................       106,997          104,990          101,158
INTEREST EXPENSE
Deposits...........................................        43,571           43,648           44,088
Federal funds purchased and securities sold under
  agreements to repurchase.........................         6,525            6,172            4,366
Note payable.......................................             0              276              371
Other borrowed funds...............................           170              163              150
Federal Home Loan Bank advances....................         5,622            5,448            5,178
                                                      -----------      -----------      -----------
     Total interest expense........................        55,888           55,707           54,153
                                                      -----------      -----------      -----------
Net interest income................................        51,109           49,283           47,005
Provision for loan losses..........................        10,579            4,205            5,072
                                                      -----------      -----------      -----------
Net interest income after provision for loan
  losses...........................................        40,530           45,078           41,933
NON-INTEREST INCOME
Service charges on deposit accounts................         4,145            3,963            3,384
Trust fees.........................................         2,820            2,562            2,335
Security gains.....................................         1,007              515              462
Other..............................................         4,782            4,061            3,827
                                                      -----------      -----------      -----------
     Total non-interest income.....................        12,754           11,101           10,008
                                                      -----------      -----------      -----------
NON-INTEREST EXPENSE
Salaries and employee benefits.....................        19,080           18,422           17,206
Merger costs.......................................         6,657                0                0
Net occupancy......................................         3,966            3,888            3,716
Equipment..........................................         3,073            2,731            2,170
Professional services..............................         2,137            2,070            1,918
Assessment on deposits and other taxes.............         1,660            1,811            2,251
SAIF special assessment............................             0                0            2,471
Amortization of goodwill and other intangibles.....           799              937            1,090
Other..............................................         8,876            9,339            8,457
                                                      -----------      -----------      -----------
     Total non-interest expense....................        46,248           39,198           39,279
                                                      -----------      -----------      -----------
Income before federal income taxes.................         7,036           16,981           12,662
Income tax expense (benefit):
  Current..........................................         1,864            3,356            3,979
  Deferred.........................................          (461)             389             (986)
                                                      -----------      -----------      -----------
     Total federal income tax expense..............         1,403            3,745            2,993
                                                      -----------      -----------      -----------
NET INCOME.........................................   $     5,633      $    13,236      $     9,669
                                                      ===========      ===========      ===========
  Preferred stock dividends........................             0                0             (456)
                                                      -----------      -----------      -----------
  Net income applicable to common stock............   $     5,633      $    13,236      $     9,213
                                                      ===========      ===========      ===========
NET INCOME PER COMMON SHARE
  Basic............................................   $       .53      $      1.25      $       .93
  Diluted..........................................   $       .52      $      1.25      $       .92
Weighted-average common shares outstanding:
  Basic............................................    10,665,597       10,555,921        9,876,174
  Diluted..........................................    10,742,622       10,616,752       10,555,060

                See Notes To Consolidated Financial Statements.

                      SECOND BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   UNREALIZED
                                                                    HOLDING
                                  PREFERRED   COMMON    TREASURY     (LOSS)     RETAINED              COMPREHENSIVE
                                    STOCK      STOCK     STOCK        GAIN      EARNINGS    TOTAL        INCOME
                                  ---------   -------   --------   ----------   --------   --------   -------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE, JANUARY 1, 1996........   $12,731    $20,183    $   0       $1,673     $68,231    $102,818
Net income......................                                                  9,669       9,669      $ 9,669
Unrealized loss on securities of
  $2,072, net of
  reclassification adjustment
  for gains included in net
  income of $305................                                     (2,377)                 (2,377)      (2,377)
                                                                                                         -------
Comprehensive income............                                                                         $ 7,292
                                                                                                         =======
Cash dividends declared:
  Common stock ($.34 per
    share)......................                                                 (3,459)     (3,459)
  Preferred stock ($1.50 per
    share)......................                                                   (456)       (456)
Exercise of stock options.......                  276                                           276
Common stock issued.............                   24                                            24
Common stock issued -- dividend
  reinvestment plan.............                  271                                           271
Conversion of preferred stock to
  common stock..................   (12,700)    12,696                                            (4)
Redemption of preferred stock...       (25)                                          (3)        (28)
Purchase of treasury stock......                          (319)                                (319)
                                   -------    -------    -----       ------     -------    --------
BALANCE, DECEMBER 31, 1996......         6     33,450     (319)        (704)     73,982     106,415
Net income......................                                                 13,236      13,236      $13,236
Unrealized gain on securities of
  $3,857, net of
  reclassification adjustment
  for gains included in net
  income of $340................                                      3,517                   3,517        3,517
                                                                                                         -------
Comprehensive income............                                                                         $16,753
                                                                                                         =======
Cash dividends declared:
  Common stock ($.40 per
    share)......................                                                 (4,274)     (4,274)
Exercise of stock options.......                  717                                           717
Common stock issued -- dividend
  reinvestment plan.............                1,183                                         1,183
Conversion of preferred stock to
  common stock..................        (6)         4                                            (2)
Purchase of treasury stock......                          (474)                                (474)
                                   -------    -------    -----       ------     -------    --------
BALANCE, DECEMBER 31, 1997......   $     0     35,354     (793)       2,813      82,944     120,318
Adjustment to conform pooled
  company's fiscal year-end.....                                         19         646         665      $   934
                                                                                                         =======
Net income......................                                                  5,633       5,633      $ 5,633
Unrealized gain on securities of
  $930, net of reclassification
  adjustment for gains included
  in net income of $665.........                                        265                     265          265
                                                                                                         -------
Comprehensive income............                                                                         $ 5,898
                                                                                                         =======
Cash dividends declared:
  Common stock ($.48 per
    share)......................                                                 (5,155)     (5,155)
Exercise of stock options.......                  377                                           377
Common stock issued.............                1,170                                         1,170
                                              -------    -----       ------     -------    --------
BALANCE, DECEMBER 31, 1998......              $36,901    $(793)      $3,097     $84,068    $123,273
                                              =======    =====       ======     =======    ========

                See Notes To Consolidated Financial Statements.

                      SECOND BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE CALENDAR YEAR
                                                           -----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    ---------
                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................................  $   5,633    $  13,236    $   9,669
Adjustments to reconcile net income to net cash provided
  by operating activities:
Provision for loan losses................................     10,579        4,205        5,072
Provision for depreciation...............................      2,614        2,317        1,846
Provision for amortization of intangibles................        799          937        1,090
(Accretion) amortization of investment discount and
  premium................................................     (1,811)         657        1,218
Provision for loss on servicing rights...................        380           18            0
Deferred income taxes....................................       (461)         389         (986)
Securities gains.........................................     (1,007)        (515)        (462)
Other gains, net.........................................     (2,104)      (1,272)        (751)
Decrease (increase) in interest receivable...............         73       (1,118)         (87)
Decrease in interest payable.............................       (220)        (170)        (273)
Originations of loans held-for-sale......................   (118,838)     (49,770)     (50,650)
Proceeds from sales of loans held-for-sale...............    120,948       50,341       51,728
Net change in other assets and other liabilities.........    (12,653)      (2,588)       1,139
                                                           ---------    ---------    ---------
Net cash provided by operating activities................      3,932       16,667       18,553
INVESTING ACTIVITIES
Proceeds from maturities of
  securities -- held-to-maturity.........................     87,945       31,315       26,405
Proceeds from maturities of
  securities -- available-for-sale.......................    166,019       61,794       85,520
Proceeds from sales of
  securities -- available-for-sale.......................     86,245       62,794       60,299
Donation of securities to establish charitable
  foundation.............................................        202          824            0
Purchases of securities -- held-to-maturity..............    (12,384)      (3,249)     (11,234)
Purchases of securities -- available-for-sale............   (201,734)    (142,017)    (138,456)
Net increase in loans....................................    (94,526)     (52,957)     (60,590)
Net increase in premises and equipment...................     (4,817)      (3,039)      (2,918)
                                                           ---------    ---------    ---------
Net cash provided by (used for) investing activities.....     26,950      (44,535)     (40,974)
FINANCING ACTIVITIES
Net increase (decrease) in demand, interest bearing
  demand and savings deposits............................     21,745        8,225      (17,139)
Net (decrease) increase in time deposits.................    (36,850)      29,972       27,893
Net increase (decrease) in federal funds purchased and
  securities sold under agreements to repurchase.........        405       44,405      (14,342)
Decrease in note payable.................................          0       (5,000)           0
Net (decrease) increase in borrowings....................     (2,696)        (497)         825
Net (repayments) advances from Federal Home Loan Bank....     (3,324)     (48,586)      35,030
Cash dividends...........................................     (5,155)      (4,274)      (3,915)
Redemption/conversion of preferred stock.................          0           (2)         (32)
Purchase of treasury stock...............................          0         (474)        (319)
Issuance of common stock.................................      1,547        1,900          571
                                                           ---------    ---------    ---------
Net cash (used by) provided by financing activities......    (24,328)      25,669       28,572
                                                           ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents.........      6,554       (2,199)       6,151
Cash and cash equivalents at beginning of year...........     42,924       45,553       39,402
                                                           ---------    ---------    ---------
Cash and cash equivalents at end of year.................  $  49,478    $  43,354    $  45,553
                                                           =========    =========    =========

SUPPLEMENTARY CASH FLOW INFORMATION:

     Cash paid for 1) Federal income taxes -- $2,885, $3,745, and $2,993 for the 12 months ended December 31, 1998, 1997, and 1996, respectively; and 2)
Interest -- $56,108, $55,533, and $54,527 for the 12 months ended December 31, 1998, 1997, and 1996, respectively. Conforming adjustments for the pooled company for the fiscal quarter ending December 31, 1997 included $746, $(12,276), and $11,100 for operating, investing, and financing activities, respectively.

                See Notes To Consolidated Financial Statements.

                      SECOND BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                               DECEMBER 31, 1998

1.  STATEMENT OF ACCOUNTING POLICIES

     Nature of Operations: Second Bancorp, Inc. (the Corporation) is a one bank holding company with its sole subsidiary being The Second National Bank of Warren (the Bank), headquartered in Warren, Ohio, with 33 branches and one loan production office operating in Northeast Ohio. In addition to general commercial banking, the Bank engages in trust and mortgage banking activities and other financially related businesses.

     The accounting policies followed by Second Bancorp, Inc. conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant accounting policies:

      a. Principles of Consolidation: Significant intercompany balances and transactions between the Corporation and the Bank have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the August 20, 1998 acquisition of Enfin, Inc. (Enfin) and to the November 19, 1998 acquisition of Trumbull Financial Corporation (Trumbull). In accordance with the rules of the Securities and Exchange Commission, Trumbull's financial statements and selected financial data for the years ended September 30, 1994 through 1997 have been combined with the Corporation's financial statements and selected financial data for the years ended December 31, 1994 through 1997, respectively. Certain prior year amounts have been reclassified to conform with the current year presentation.

      b. Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

      c. Business Combinations: Business combinations which have been accounted for under the pooling of interests method of accounting requires the assets, liabilities, and shareholders' equity of the merged entity to be retroactively combined with the Corporation's respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method.

      d. Cash Equivalents: Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for periods of less than 30 days.

      e. Securities: Debt and equity securities are classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustments to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, are excluded from earnings and reported net of tax as a separate component of shareholders' equity. Adjustments to fair value of securities classified as trading are included in earnings. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Classifying securities as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation's interest rate risk. The Corporation does not maintain a trading account. Securities previously classified as held-to-maturity by Trumbull were reclassified to available-for-sale at the consummation of the transaction.

         The amortized cost of the debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from

                      SECOND BANCORP, INC. AND SUBSIDIARY
         investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

      f. Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Premiums on acquired loans have been deducted from the related interest income and are amortized over the remaining useful life of the loans acquired. Discounts and premiums on acquired deposits have been deducted or added respectively from the related interest expense and are being accreted or amortized over the remaining useful life of the deposits. The accrual of interest income generally is discontinued when a loan becomes, in Management's opinion, doubtful of being collectible. When interest accruals are discontinued, interest credited to income for the current year is reversed, and interest accrued in prior years is charged to the reserve for loan losses.

         The Corporation accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan's yield. The Corporation is amortizing these amounts over the contractual life of the related loans. Net unamortized deferred costs, primarily representing costs of acquiring indirect automobile loans, were $2,055 and $2,231 at December 31, 1998 and 1997, respectively.

      g. Loans Available-for-Sale: From time to time, the Corporation will sell loans it originated, mostly mortgages. The loans are reclassified as available-for-sale and are recorded at the aggregate cost or market value by loan.

      h. Reserve for Loan Losses: The reserve for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the reserve is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall quality, and a review of specific problem loans. Certain loans are accounted for under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures." These standards address the accounting for certain loans when it is probable that amounts due pursuant to the contractual terms of the loan will not be collected. This evaluation is inherently subjective and requires Management to make estimates regarding the amounts and timing of future cash flows expected to be received on impaired loans that could be susceptible to change. To determine the amount of impaired loans, the Corporation analyzes the expected cash flows of non-accrual loans. To the extent that the net present value of expected cash flows is less than the carrying amount of an individual loan, the loan balance is included as impaired loans.

      i. Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed generally by the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives.

      j. Intangible Assets: Intangible assets resulting from the excess of the purchase price over net identifiable tangible assets acquired through acquisitions are specifically identified when determinable. The excess goodwill is amortized based on the estimated useful life of the long-term assets acquired and on an accelerated basis. The core deposit intangible is amortized both on an accelerated basis and on a straight-line basis over the estimated useful life. Original estimated useful lives for the core deposit intangible and goodwill range from 10 to 14 years and 8 to 22 years, respectively. Accumulated amortization as of December 31, 1998 and 1997 were $8,716 and $7,878, respectively.

      k. Mortgage Servicing Rights: The Corporation recognizes as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase

                      SECOND BANCORP, INC. AND SUBSIDIARY
         activities. Management stratifies servicing rights based on term or method of acquisition. Capitalized mortgage servicing rights are amortized on an accelerated basis over the estimated life of the loans sold. Management evaluates the recoverability of the mortgage servicing rights in relation to the impact of actual and anticipated loan portfolio prepayments, foreclosures, and delinquency experience.

      l. Interest Rate Risk Management: As part of managing the Corporation's interest rate risk, a variety of financial instruments may from time to time be used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The derivative financial instruments used primarily consist of interest rate caps and swaps. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses are not recognized on the balance sheet.

     m. Federal Income Taxes: Deferred federal income taxes are provided for differences between tax and financial statement bases of assets and liabilities at year-end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

      n. Per Share Data: In 1997, the FASB issued SFAS No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The Corporation had a two-for-one stock split on May 1, 1997 and a three-for-two stock split on May 1, 1995. All of the share and per share data have been restated to reflect these stock splits.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     a. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: Certain provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," relating to repurchase agreements, securities lending and other similar transactions, and pledged collateral were deferred a year by SFAS No. 127, and were adopted prospectively as of January 1, 1998. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financing-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The adoption of these provisions did not have a material impact on financial position or results of operations.

     b. Reporting Comprehensive Income: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The Corporation adopted the provisions of this statement in 1998. These disclosure requirements had no impact on financial position or results of operations.

                      SECOND BANCORP, INC. AND SUBSIDIARY

     c. Disclosures about Segments of an Enterprise and Related Information: In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The provisions of the statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Corporation is deemed to have only one segment and, therefore, adoption of this statement had no impact on financial position or results of operation.

     d. Accounting for Derivative Instruments and Hedging Activities: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flows that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

        The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. Although the statement allows for early adoption in any quarterly period after June 30, 1998, the Corporation has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on the Corporation's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use by Management at that time.

3.  MERGERS AND ACQUISITIONS

     On August 20, 1998, Second Bancorp acquired Enfin, Inc. (Enfin), a $44 million asset bank holding company headquartered in Solon, Ohio, in a transaction accounted for as a pooling of interests. Second Bancorp issued .5 million shares of common stock to the shareholders of Enfin, based upon an exchange ratio of .95 shares of Second Bancorp common stock for each outstanding share of Enfin common stock. The historical consolidated financial statements have been restated to reflect this transaction.

     On November 19, 1998, Second Bancorp acquired Trumbull Financial Corporation (Trumbull), a $462 million asset unitary thrift holding company headquartered in Warren, Ohio, in a transaction accounted for as a pooling of interests. Second Bancorp issued 3.3 million shares of common stock to the shareholders of Trumbull based upon an exchange ratio of 3.78 shares of Second Bancorp common stock for each outstanding share of Trumbull common stock. The historical consolidated financial statements have been restated to reflect this transaction.

     Prior to the merger, Trumbull used a fiscal year end of September 30. The 1998 financial statements combine each company's year ended December 31. The restated financial statements for the years ended December 31, 1997 and 1996 combine Second Bancorp's and Enfin's financial statements for the years ended December 31, 1997 and 1996 with Trumbull's financial statements for the years ended September 30, 1997 and 1996, respectively. Due to the different fiscal year ends, Trumbull's results for the three months ended December 31, 1997 are reflected as an adjustment in the accompanying statement of shareholders' equity. Net income for Trumbull for the period totaled $915, with dividends declared of $269 and a net change in unrealized gains on securities available-for-sale of $19.

                      SECOND BANCORP, INC. AND SUBSIDIARY

     Net interest income, net income, and diluted income per common share for Second Bancorp, Trumbull, and Enfin, as originally reported for the two years ended December 31, 1997 prior to restatement, are as follows:

                                                            1997       1996
                                                           -------    -------
Net interest income:
  Second Bancorp.........................................  $34,751    $33,861
  Trumbull...............................................   12,576     11,575
  Enfin..................................................    1,956      1,569
                                                           -------    -------
Combined.................................................  $49,283    $47,005
                                                           =======    =======
Net income:
  Second Bancorp.........................................  $ 8,975    $ 8,096
  Trumbull...............................................    3,344        834
  Enfin..................................................      917        283
                                                           -------    -------
Combined.................................................  $13,236    $ 9,213
                                                           =======    =======
Diluted net income per common share:
  Second Bancorp.........................................  $  1.32    $  1.27
  Trumbull...............................................     3.85        .96
  Enfin..................................................     1.67        .52
                                                           -------    -------
Combined.................................................  $  1.25    $   .92
                                                           =======    =======

     The net interest income, net income, and diluted net income per common share for the period October 1, 1997 through December 31, 1997 that were excluded from the results of operations were $3,177, $915, and $.09, respectively. Dividends declared during the period October 1 to December 31, 1997 by Trumbull were $269. Trumbull's net interest income, net income, and diluted income per share for the period January 1, 1998 through September 30, 1998 were $10,204, $2,861, and $.27, respectively.

     Merger expenses incurred in 1998 as a result of the Enfin and Trumbull acquisitions totaled $6,657 and consisted of: personnel-related costs of $2,931; professional fees of $1,917; system conversion expenses of $810; and miscellaneous expenses of $999.

4.  RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1998 was approximately $2,255, which includes a $1,750 compensating balance for services provided by the Federal Reserve Bank during 1998.

                      SECOND BANCORP, INC. AND SUBSIDIARY

5.  SECURITIES

     The following is a summary of securities:

                                                                 GROSS         GROSS       ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED     MARKET
DECEMBER 31, 1998                                   COST         GAINS         LOSSES        VALUE
-----------------                                 ---------    ----------    ----------    ---------
Available-for-Sale:
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..................................  $ 88,739       $  984       $   (70)     $ 89,653
Obligations of states and political
  subdivisions..................................    74,218        2,855           (97)       76,976
Corporate securities............................    10,247          199             0        10,446
Mortgage-backed securities......................   163,787          818          (343)      164,262
                                                  --------       ------       -------      --------
  Total debt securities.........................   336,991        4,856          (510)      341,337
Equity securities...............................    12,729          406           (57)       13,078
                                                  --------       ------       -------      --------
  Total securities..............................  $349,720       $5,262       $  (567)     $354,415
                                                  ========       ======       =======      ========

                                                                 GROSS         GROSS       ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED     MARKET
DECEMBER 31, 1997                                   COST         GAINS         LOSSES        VALUE
-----------------                                 ---------    ----------    ----------    ---------
Available-for-Sale:
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..................................  $ 94,530       $  768       $   (49)     $ 95,249
Obligations of states and political
  subdivisions..................................    60,933        2,114           (16)       63,031
Corporate securities............................    10,263           30            (5)       10,288
Mortgage-backed securities......................   129,981        1,834          (286)      131,529
                                                  --------       ------       -------      --------
  Total debt securities.........................   295,707        4,746          (356)      300,097
Equity securities...............................    11,925          306             0        12,231
                                                  --------       ------       -------      --------
  Total securities..............................  $307,632       $5,052       $  (356)     $312,328
                                                  ========       ======       =======      ========
Held-to-Maturity:
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..................................  $  8,237       $    8       $   (36)     $  8,209
Mortgage-backed securities......................   162,530          395        (1,676)      161,249
                                                  --------       ------       -------      --------
  Total securities..............................  $170,767       $  403       $(1,712)     $169,458
                                                  ========       ======       =======      ========

                      SECOND BANCORP, INC. AND SUBSIDIARY

     The amortized cost and estimated market value of securities on December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                      ESTIMATED
                                                         AMORTIZED     MARKET
                                                           COST         VALUE
                                                         ---------    ---------
Under 1 year...........................................  $ 27,069     $ 27,121
1 to 5 years...........................................    83,396       85,120
5 to 10 years..........................................    41,331       43,129
Over 10 years..........................................    21,408       21,705
                                                         --------     --------
                                                          173,204      177,075
Mortgage-backed securities.............................   163,787      164,262
Equity securities......................................    12,729       13,078
                                                         --------     --------
                                                         $349,720     $354,415
                                                         ========     ========

     Information relating to sales of available-for-sale securities for the three years ended December 31, 1998 is as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
Proceeds from sales of securities.............  $96,971    $62,794    $60,299
Gross realized gains..........................  $ 1,024    $   708    $   590
Gross realized losses.........................      (17)      (193)      (128)
Income tax associated with net gains..........      342        175        157
                                                -------    -------    -------
After tax gain................................  $   665    $   340    $   305
                                                -------    -------    -------
Impact on dilutive earnings per share.........  $  0.06    $  0.03    $  0.03
                                                =======    =======    =======

     On December 31, 1998 and 1997, securities with a carrying value of $156,078 and $211,635, respectively, were pledged to secure repurchase agreements, deposits of public funds, and for other purposes.

6.  LOANS

     Loans consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Commercial.............................................  $373,244    $347,173
Consumer...............................................   230,561     238,245
Real estate............................................   346,081     278,809
Real estate -- construction............................    20,967       2,920
                                                         --------    --------
                                                         $970,853    $867,147
                                                         ========    ========

                      SECOND BANCORP, INC. AND SUBSIDIARY

     At December 31, 1998 and 1997, the Corporation serviced mortgage loans for others totaling $295,423 and $377,480, respectively. Following is an analysis of the activity for capitalized mortgage loan servicing rights acquired during the years ending December 31:

                                                             1998      1997
                                                            ------    ------
Balance at January 1......................................  $3,544    $4,029
Additions.................................................   1,019       649
Sales.....................................................    (925)     (219)
Amortization..............................................    (575)     (689)
Change in valuation allowance.............................    (380)      (18)
                                                            ------    ------
Balance at December 31....................................  $2,683    $3,752
                                                            ======    ======

     Conforming adjustments for the pooled company for the fiscal quarter ending December 31, 1997 included additions of $9, amortization of $164, and additions to the valuation allowance of $53.

     Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing rights for the years ended December 31:

                                                              1998    1997
                                                              ----    ----
Balance at January 1........................................  $ 71    $ 0
Additions...................................................   380     18
                                                              ----    ---
Balance at December 31......................................  $451    $18
                                                              ====    ===

     The Corporation also services Small Business Administration (SBA) loans for others totaling $10,394 and $7,705 as of December 31, 1998 and 1997, respectively. Amounts capitalized as originated servicing rights were $225 and $118 in 1998 and 1997, respectively. Capitalized servicing rights amortized were $66 and $25 in 1998 and 1997, respectively.

     The Bank has granted loans to the officers and directors of both the Corporation and the Bank and their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amounts of these loans were $10,904 and $9,344 at December 31, 1998 and 1997, respectively. New loans and advances totaled $11,081 and payments were $9,521 in 1998.

7.  ASSET QUALITY

  Reserve for loan losses:

     Changes in the reserve for loan losses for each of the last three years ended December 31 were as follows:

                                                   1998       1997      1996
                                                  -------    ------    ------
Balance at beginning of year....................  $ 8,837    $9,235    $8,715
Charge-offs.....................................  (10,609)   (5,368)   (5,328)
Recoveries......................................    1,932       754       776
                                                  -------    ------    ------
  Net charge-offs...............................   (8,677)   (4,614)   (4,552)
Provision for loan losses.......................   10,579     4,205     5,072
                                                  -------    ------    ------
Balance at end of year..........................  $10,739    $8,826    $9,235
                                                  =======    ======    ======
Reserve for loan losses as a percent of total
  loans.........................................     1.11%     1.02%     1.13%

                      SECOND BANCORP, INC. AND SUBSIDIARY

     Conforming adjustments for the pooled company for the fiscal quarter ending December 31, 1997 included recoveries of $5, charge-offs of $54, and provision for loan losses of $60.

  Non-accrual, past-due and restructured loans (non-performing loans):

     Non-accrual loans are loans that are no longer accruing interest at the discretion of Management. This occurs when Management determines that the borrower can no longer service the debt, but the loan is adequately secured with collateral or the borrower is able to repay the principal portion of the loan in the future. Past-due loans are loans with principal payments more than 90 days past due. Both interest and principal are expected to be repaid. Restructured loans include loans whose original terms were redesigned to allow the customer to remain current and repay the loan. Also listed is other real estate owned which represents real estate acquired through the default of loans. The Bank's practice is to carry other real estate owned at the lower of cost or fair market value, less estimated costs to sell.

                                                               DECEMBER 31
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Non-accrual loans..........................................  $4,130    $5,819
Past-due loans.............................................   2,725     1,075
Restructured loans.........................................      61        13
                                                             ------    ------
Total......................................................  $6,916    $6,907
                                                             ======    ======
  Percent of total loans at year end.......................     .71%      .80%
Other real estate owned (net of reserve)...................  $   79    $    0

     During 1997, the obligations of one of the Bank's borrowers were included in non-performing loans as of December 31, 1996 and the first three quarters of 1997, and were settled with the Bank by the placement of approximately $2.7 million into a third party trust. The Bank reclassified the remaining loan balance of $2.4 million to other assets as of December 31, 1997 and the amount was substantially collected in 1998.

     For the year ended December 31, 1998, interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans in the above schedule amounted to $494. No interest income was realized on these loans for 1998. Loans that were considered to be impaired under SFAS No. 114 totaled $2,367 and $1,864 as of December 31, 1998 and 1997, respectively, all of which were included in non-performing assets as of those dates. The related allowance allocated to impaired loans for 1998 and 1997 was $340 and $1,187, respectively.

8.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. The market value of securities, as presented in Note 5, is based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are Management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. In accordance with SFAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments. SFAS No. 107 also excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Corporation.

                      SECOND BANCORP, INC. AND SUBSIDIARY

     The following table presents the estimates of fair value of financial instruments:

                                                         DECEMBER 31, 1998    DECEMBER 31, 1997
                                                         ------------------   ------------------
                                                         CARRYING    FAIR     CARRYING    FAIR
                                                          VALUE      VALUE     VALUE      VALUE
                                                         --------   -------   --------   -------
Assets:
  Cash and cash equivalents............................  $49,478    $49,478   $43,354    $43,354
  Securities...........................................  354,415    354,415   483,095    481,786
  Loans................................................  970,853    986,236   867,147    861,185
  Allowance for loan losses............................  (10,739)              (8,826)
  Cost of mortgage servicing rights....................    2,683      2,753     3,752      3,742

Liabilities:
  Demand deposits -- non-interest bearing..............  115,624    115,624   113,175    113,175
  Demand deposits -- interest bearing..................  101,080    101,080    90,340     90,340
  Savings deposits.....................................  274,728    274,728   268,033    268,033
  Time deposits........................................  611,158    621,081   643,496    646,733
  Federal funds purchased and securities sold under
     agreements to repurchase..........................  122,482    122,482   131,127    131,127
  Other borrowed funds.................................      861        861     3,492      3,492
  FHLB advances........................................   72,782     72,383    58,403     58,065

Off-balance sheet:
  Interest rate caps...................................                 228

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

     Cost of mortgage servicing rights: The fair value for the cost of mortgage servicing rights as of December 31, 1998 were determined via an independent quote from a third party. The fair values as of December 31, 1997 were established using discounted cash flows. Included in the valuation of fair value were assumptions regarding prepayment speeds, discount rates, servicing costs, delinquency, ancillary income, and foreclosure costs which were arrived at from third party sources and internal historical records.

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

                      SECOND BANCORP, INC. AND SUBSIDIARY

     Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings approximate their fair values.

     As of December 31, 1997, the Corporation had no outstanding off-balance sheet instruments requiring fair value disclosure.

9.  PREMISES AND EQUIPMENT

     The following is a summary of bank premises and equipment accounts as of December 31:

                                                            1998       1997
                                                           -------    -------
Land and buildings.......................................  $ 5,486    $ 7,840
Leasehold improvements...................................    8,570      5,233
Furniture and equipment..................................   20,223     17,139
                                                           -------    -------
                                                            34,279     30,212

Less:
Accumulated depreciation and amortization................   17,160     15,251
                                                           -------    -------
                                                           $17,119    $14,961
                                                           =======    =======

10.  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Corporation has available to it the ability to borrow in excess of $37 million from correspondent banks as overnight federal funds purchased. There were no federal funds purchased at December 31, 1998, 1997, or 1996. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U. S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $101,832 and $127,496 as of December 31, 1998 and 1997, respectively. The securities are held in the Corporation's safekeeping account at the Federal Reserve Bank. The Corporation also maintains repurchase agreements with approved brokers and are collateralized by U. S. Treasury and government agency securities held by the broker. The following table summarizes certain information relative to these borrowings:

                                                             1998        1997        1996
                                                           --------    --------    --------
Outstanding at December 31...............................  $122,482    $131,127    $ 86,786
Weighted-average interest rate at December 31............      4.23%       4.67%       4.31%
Maximum amount outstanding as of any month end...........  $166,043    $138,830    $125,089
Average amount outstanding...............................  $135,259    $124,652    $ 96,320
Approximate weighted-average interest rate during the
  year...................................................      4.61%       4.78%       4.46%

11.  OTHER BORROWED FUNDS AND FEDERAL HOME LOAN BANK ADVANCES

     The Corporation has a Treasury Note Option Agreement with the Federal Government which allows the Corporation to hold funds deposited by customers for treasury and tax payments to the Government up to a self-imposed limit of $6,000,000. Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock and a portion of the Corporation's qualified mortgage loan portfolio, and are used to fund mortgage

                      SECOND BANCORP, INC. AND SUBSIDIARY
loan originations of the Corporation and as a regular funding source. The detail of these borrowings on December 31, 1998 and 1997 is as follows:

                                                            CURRENT           DECEMBER 31
                                                           INTEREST        ------------------
                     DESCRIPTION                             RATES          1998       1997
                     -----------                        ---------------    -------    -------
Treasury note option account..........................       4.06%         $   861    $ 3,492
Fixed rate FHLB advances with monthly interest
  payments Advance due in 1999........................  5.15% and 5.67%    $17,000    $ 3,000
Fixed rate FHLB advances with monthly principal and
  interest
  payments
  Advances due 2000 to 2007...........................  4.93% to 6.95%     $55,782    $10,838
Variable rate FHLB advances with monthly principal and
  interest payments
  Advances due 1999...................................                     $     0    $15,000
Fixed rate FHLB advances and borrowings with monthly
  principal and interest payments
  Advances due 1997 and 1998..........................                     $     0    $29,565

     As of December 31, 1998, the Corporation has available a total of $15 million in unsecured lines of credit with two correspondent banks. The lines are renewable annually and bear interest at a floating rate based on several indices including LIBOR, Federal funds, or prime rate.

12.  SHAREHOLDERS' EQUITY

     On June 25 and July 7, 1993, the Corporation issued a total of 718,750 shares of $1.50 Cumulative Convertible Preferred Stock, Series A-1 (the "preferred stock"), generating net proceeds of $13,235,000. During 1995 and 1996, the majority of holders converted their shares of preferred stock to common stock at a rate of 2.2354 shares of common stock for each share of preferred stock. A nominal number of shares were redeemed for cash.

     Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits from the preceding two years. As of December 31, 1998, the Bank had retained earnings of $78,958, of which $8,573 was available for distribution to the Corporation as dividends without prior regulatory approval.

     On February 27, 1998, the Board of Directors rescinded the authorization to repurchase any shares of common stock. As of December 31, 1998, the Corporation had 50,400 shares held in treasury.

     The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined

                      SECOND BANCORP, INC. AND SUBSIDIARY
by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the Bank's category.

     The consolidated Corporation's and the subsidiary Bank's actual capital amounts and ratios are also presented in the table.

                                                                                  TO BE WELL-CAPITALIZED
                                                                                           UNDER
                                                                FOR CAPITAL          PROMPT CORRECTIVE
                                                             ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ACTUAL             ------------------   -----------------------
                                          AMOUNT     RATIO    AMOUNT     RATIO     AMOUNT          RATIO
                                         ---------   -----   ---------   ------   --------         ------
As of December 31, 1998:
Total capital (to risk-weighted
  assets):
  Second Bancorp.......................   $127,967   13.5%   * $75,573     *8.0%              n/a
  Second National Bank.................    120,914   12.8    *  75,421     *8.0   *$94,276          *10.0%
Tier I capital (to risk-weighted
  assets):
  Second Bancorp.......................    117,228   12.4    *  37,787     *4.0               n/a
  Second National Bank.................    102,295   10.9    *  37,710     *4.0   * 56,565          * 6.0
Tier I leverage:
  Second Bancorp.......................    117,228    8.2    *  57,091     *4.0               n/a
  Second National Bank.................    102,295    7.0    *  58,263     *4.0   * 72,829          * 5.0
As of December 31, 1997:
Total capital (to risk-weighted
  assets):
  Second Bancorp.......................    121,916   13.6    *  71,847     *8.0               n/a
  Second National Bank.................    116,560   13.0    *  71,664     *8.0   * 89,580          *10.0
Tier I capital (to risk-weighted
  assets):
  Second Bancorp.......................    113,174   12.6    *  35,923     *4.0               n/a
  Second National Bank.................     98,578   11.0    *  35,832     *4.0   * 53,748          * 6.0
Tier I leverage:
  Second Bancorp.......................    113,174    7.9    *  57,000     *4.0               n/a
  Second National Bank.................     98,578    6.9    *  56,935     *4.0   * 71,169          * 5.0

-----------------
* Denotes greater than or equal to

                      SECOND BANCORP, INC. AND SUBSIDIARY

13. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Numerator:
  Net income........................................  $     5,633    $    13,236    $     9,669
  Preferred stock dividends.........................            0              0           (456)
                                                      -----------    -----------    -----------
  Numerator for basic earnings per share -- income
     available to common stockholders...............        5,633         13,236          9,213
  Effect of dilutive securities:
     Preferred stock dividends......................            0              0            456
                                                      -----------    -----------    -----------
  Numerator for diluted earnings per share -- income
     available to common stockholders after assumed
     conversions....................................  $     5,633    $    13,236    $     9,669
                                                      ===========    ===========    ===========
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares........................   10,665,597     10,555,921      9,876,174
  Effect of dilutive securities:
     Employee stock options.........................       77,025         60,831         57,154
     Preferred stock................................            0              0        621,732
                                                      -----------    -----------    -----------
  Dilutive potential common shares..................       77,025         60,831        678,886
                                                      -----------    -----------    -----------
     Denominator for diluted earnings per
       share -- adjusted weighted-average shares and
       assumed conversions..........................   10,742,622     10,616,752     10,555,060
                                                      ===========    ===========    ===========
Basic earnings per share............................  $       .53    $      1.25    $       .93
                                                      ===========    ===========    ===========
Diluted earnings per share..........................  $       .52    $      1.25    $       .92
                                                      ===========    ===========    ===========

14. FEDERAL INCOME TAXES

     The Corporation's federal income tax provision in the accompanying statements of income differs from the statutory rate as follows:

                                                               1998      1997       1996
                                                              ------    -------    -------
Statutory rate..............................................      34%        34%        34%
Income before federal income taxes..........................  $7,036    $16,981    $12,662
Tax at statutory rate.......................................  $2,392    $ 5,774    $ 4,305
Tax effect of non-taxable interest..........................  (1,388)    (1,187)    (1,001)
Merger costs................................................     603          0          0
Other items, net............................................    (204)      (842)      (311)
                                                              ------    -------    -------
                                                              $1,403    $ 3,745    $ 2,993
                                                              ======    =======    =======

                      SECOND BANCORP, INC. AND SUBSIDIARY

     Significant components of the Corporation's deferred tax liabilities and assets as of December 31 are as follows:

                                                               1998      1997
                                                              ------    ------
Deferred tax liabilities:
     SFAS No. 115 adjustment................................  $1,576    $1,561
     FHLB dividends.........................................   1,198       908
     Other..................................................   1,168       552
                                                              ------    ------
          Total deferred tax liabilities....................   3,942     3,021
Deferred tax assets:
     Provision for loan losses..............................   3,222     2,344
     Goodwill and intangible amortization...................     711       811
     Non-accrual interest...................................     528       634
     Other..................................................   1,458     1,085
                                                              ------    ------
          Total deferred tax assets.........................   5,919     4,874
                                                              ------    ------
Net deferred tax assets.....................................  $1,977    $1,853
                                                              ======    ======

15. EMPLOYEE BENEFIT PLANS

     The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. The benefits are based on a percentage of the employee's average annual earnings multiplied by completed years of continuous service. The Corporation's funding policy is to contribute annually an amount between the minimum required and the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The plan assets at December 31, 1998 are invested primarily in common stock, preferred stock, and corporate bonds. The Bank also has a supplemental retirement deferred benefit plan for certain employees, which provides benefits in excess of the defined benefit plan.

                      SECOND BANCORP, INC. AND SUBSIDIARY

     The following table sets forth the plan's pension benefits as of December
31:

                                                               1998       1997
                                                              -------    ------
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $ 6,024    $5,010
Service cost................................................      571       524
Interest cost...............................................      447       368
Actuarial loss..............................................      725       238
Disbursements...............................................      (95)     (116)
                                                              -------    ------
Benefit obligation at end of year...........................  $ 7,672    $6,024
                                                              =======    ======
Change in plan assets:
Fair value of plan assets at beginning of year..............  $ 6,979    $5,864
Actual return on plan assets................................    1,823     1,218
Disbursements...............................................      (95)     (103)
                                                              -------    ------
Fair value of plan assets at end of year....................  $ 8,707    $6,979
                                                              =======    ======
Funded status...............................................  $ 1,035    $  954
Unrecognized net actuarial gain.............................   (2,092)   (1,591)
Unrecognized prior service cost.............................       18        25
Unrecognized initial net obligation.........................      (92)     (114)
                                                              -------    ------
Net amount recognized.......................................  $(1,131)   $ (726)
                                                              =======    ======
Accrued benefit liability recognized........................  $(1,131)   $ (726)
                                                              =======    ======
Weighted-average assumptions as of December 31:
Discount rate...............................................    6.88%      7.25%
Expected return on plan assets..............................    9.75%      9.75%
                                                                 Age-      Age-
Rate of compensation increase(1)............................   graded    graded

                                                              1998    1997    1996
                                                              ----    ----    ----
Components of net periodic benefit cost:
  Service cost..............................................  $571    $524    $560
  Interest cost.............................................   447     368     443
  Expected return on plan assets............................  (594)   (531)   (494)
  Amortization of prior service cost........................     6      11      29
  Amortization of initial net asset.........................   (22)    (20)    (16)
  Recognized net actuarial gain.............................    (4)    (18)     44
                                                              ----    ----    ----
  Net periodic pension expense..............................  $404    $334    $566
                                                              ====    ====    ====

---------------

(1) A 5% rate of compensation increase was assumed for the nonqualified plan.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the nonqualified pension plan with accumulated benefit obligations in excess of plan assets were $737, $737, and $0, respectively, as of December 31, 1998, and $546, $445, and $0, respectively as of December 31, 1997.

                      SECOND BANCORP, INC. AND SUBSIDIARY

     Prior to its acquisition, Trumbull had a noncontributory defined benefit retirement plan covering substantially all of its employees. The plan was a multi-employer plan and separate actuarial valuations were not made with respect to each employer, nor were plan assets so segregated. The multi-employer plan still covers the benefit obligation for the former Trumbull employees who are now employed by the Corporation. Amounts contributed to the plan were $0, $71, and $79 in 1998, 1997, and 1996, respectively.

     The Bank also has a stock appreciation rights plan that was used to grant certain officers stock appreciation rights upon their employ. The Corporation has not issued any rights since 1987. As of December 31, 1998 and 1997, the accumulated obligation for these rights recorded in the financial statements was $168 and $394, respectively. The plan expense for 1998, 1997, and 1996 was $56, $190, and $9, respectively.

     The Bank also sponsors a defined contribution benefit plan covering substantially all eligible employees of the Bank. The Bank voluntarily contributes 75% of the participants' contribution to a maximum of 4.5% of the participant's compensation. Participants, at their discretion, may invest in several investment funds or a stock fund consisting solely of the Corporation's common stock. The Bank's contribution is limited solely to the stock fund. Contributions in 1998, 1997, and 1996 were $410, $395, and $360, respectively. The Board of Directors of the Corporation has authorized the issuance of 99,000 shares of the Corporation's common stock for use in the Bank's defined contribution benefit plan. As of December 31, 1998, none of the shares authorized have been issued.

16.  STOCK OPTIONS

     The Corporation maintains incentive and non-qualified stock option plans that allow for stock based awards to eligible employees and directors. Through February 1998, the Corporation issued incentive stock options that were exercisable in one year after issuance and expire after 10 years. The maximum annual grant was 7,500 shares per employee. The plan was terminated in May 1998 when the non-qualified stock option plan was approved. The non-qualified plan authorizes 650,000 shares of common stock to be reserved and subject to issuance. The maximum annual grant is 10,000 shares per employee and 1,000 shares per director. The options are also exercisable one year after issuance and expire after 10 years.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Corporation had accounted for its employee stock options under the fair-value method of that Statement. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. The Corporation has elected, as the standard allows, to continue to measure compensation costs for its plans as prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" because the alternative fair value accounting provided under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosure of net income and earnings per share is made in the accompanying footnotes as if the fair-value method of accounting, as defined by SFAS No. 123, had been adopted.

                      SECOND BANCORP, INC. AND SUBSIDIARY

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                     1998       1997       1996
                                                    -------    -------    -------
Risk-free interest rate...........................      4.6%       5.5%       6.0%
Dividend yield....................................      3.0%       3.0%       3.0%
Volatility factor of expected market price of
  Corporation's common stock......................     .214       .161       .137
Weighted-average expected life....................  6 years    6 years    6 years

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

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                                    1998       1997       1996
                                                   -------    -------    -------
Pro forma net income.............................  $ 5,447    $13,112    $ 9,590
Pro forma earnings per share:
  Basic..........................................  $   .51    $  1.24    $   .92
  Diluted........................................  $   .51    $  1.24    $   .91

     Due to the inclusion of only 1996, 1997, and 1998 option grants, the effects of applying SFAS No. 123 to the years presented above may not be representative of the pro forma impact in future years.

     A summary of stock option activity is as follows:

                                                 NUMBER OF SHARES    OPTION PRICE PER SHARE    TOTAL
                                                 ----------------    ----------------------    ------
Outstanding at December 31, 1995...............      173,200            $ 4.33 - $10.58        $1,666
  Granted......................................       63,300                      13.44           850
  Exercised....................................      (29,700)              7.33 - 10.58          (275)
                                                     -------            ---------------        ------
Outstanding at December 31, 1996...............      206,800               4.33 - 13.44         2,241
  Granted......................................       62,000              22.13 - 24.19         1,380
  Exercised....................................      (75,400)              4.33 - 13.44          (716)
                                                     -------            ---------------        ------
Outstanding at December 31, 1997...............      193,400               7.33 - 24.19         2,905
  Granted......................................      114,200              23.88 - 25.44         2,860
  Exercised....................................      (31,150)             10.56 - 13.44          (377)
                                                     -------            ---------------        ------
Outstanding at December 31, 1998...............      276,450            $ 7.33 - $25.44        $5,388
                                                     =======            ===============        ======
Exercisable at December 31, 1998...............      162,250            $ 7.33 - $24.19        $2,528

     The weighted-average fair value of the options granted during 1998, 1997, and 1996 were $5.41, $4.05, and $4.80, respectively. The weighted-average remaining contractual life of the outstanding options is 8.3 years.

                      SECOND BANCORP, INC. AND SUBSIDIARY

17.  PARENT COMPANY

     Condensed financial information of Second Bancorp, Inc. (Parent Company only) is as follows:

CONDENSED BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Assets:
  Cash......................................................  $  3,685    $ 2,180
  Available-for-sale securities.............................     1,708      1,632
  Loans.....................................................       661        683
  Investment in and advances to subsidiary, at equity in
     underlying value of their net assets...................   119,154     79,756
  Fixed assets..............................................        74         43
  Other assets..............................................     3,195      1,012
                                                              --------    -------
          Total assets......................................  $128,477    $85,306
                                                              ========    =======
Liabilities and Shareholders' Equity:
  Accrued and other liabilities.............................  $  5,204    $ 1,562
  Note payable..............................................         0         65
  Shareholders' Equity:
     Preferred stock, no par value;
       Series A: 1,500,000 shares authorized in 1997;
        718,750 shares issued and 0 shares outstanding......                    0
       Series B: 1,500,000 shares authorized in 1997........                    0
  Common stock, no par value; 20,000,000 shares authorized;
     10,738,850 and 10,657,149 shares issued,
     respectively...........................................    36,901     34,485
  Treasury stock, 50,400 shares.............................      (793)      (793)
  Net unrealized holding gains on available-for-sale
     securities.............................................     3,097      3,021
  Retained earnings.........................................    84,068     46,966
                                                              --------    -------
          Total Liabilities and Shareholders' Equity........  $128,477    $85,306
                                                              ========    =======

                      SECOND BANCORP, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31
                                                              ---------------------------
                                                               1998      1997       1996
                                                              ------    -------    ------
Income:
  Cash dividends from subsidiary............................  $8,767    $ 7,722    $8,384
  Interest income...........................................   1,000        865       752
  Gains on sale of securities...............................      41        352         0
  Other income..............................................      32         26        19
                                                              ------    -------    ------
Total income................................................   9,840      8,965     9,155
Expenses:
  Interest expense..........................................       0        276       371
  Merger costs..............................................   6,657          0         0
  Other expenses............................................   1,162      1,700       563
                                                              ------    -------    ------
Total expenses..............................................   7,819      1,976       934
                                                              ------    -------    ------
Income before income taxes and equity in undistributed
  earnings of subsidiary....................................   2,021      6,989     8,221
Income tax benefit..........................................   1,777        429        60
Income before equity in undistributed earnings of
  subsidiary................................................   3,798      7,418     8,281
Equity in undistributed earnings of subsidiary..............   1,835      5,818     1,388
                                                              ------    -------    ------
  Net income................................................  $5,633    $13,236    $9,669
                                                              ======    =======    ======

                      SECOND BANCORP, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Operating Activities:
  Net income................................................  $ 5,633    $13,236    $ 9,669
  Less: Equity in undistributed net income of subsidiary....   (1,835)    (5,818)    (1,388)
  Provision for depreciation................................       31         29         26
  Gain on sale of securities................................      (41)      (352)         0
  Other (net)...............................................    1,444        300        (43)
                                                              -------    -------    -------
Cash provided by operations.................................    5,232      7,395      8,264
Investing Activities:
  Increase in loan to subsidiary............................        0     (2,000)    (2,000)
  Net decrease in loans.....................................       22         20         19
  Sale of securities........................................        0          0        300
  Purchase of securities....................................     (191)      (903)      (482)
  Donation of securities to charitable foundation...........      202        824          0
Purchase of premises and equipment..........................      (63)        (8)       (63)
                                                              -------    -------    -------
Cash used by investing activities...........................      (30)    (2,067)    (2,226)
Financing Activities:
  Issuance of note payable..................................        0         65          0
  Repayment of note payable.................................      (65)    (5,000)         0
  Redemption and conversion of preferred stock..............        0         (2)       (32)
  Issuance of common stock..................................    1,547      1,900        571
  Purchase of treasury stock................................        0       (474)      (319)
  Payment of dividend.......................................   (5,155)    (3,248)    (3,272)
                                                              -------    -------    -------
Cash used by financing activities...........................   (3,673)    (6,759)    (3,052)
Increase (decrease) in cash.................................    1,529     (1,431)     2,986
Cash at beginning of year...................................    2,156      3,611        625
                                                              -------    -------    -------
Cash at end of year.........................................  $ 3,685    $ 2,180    $ 3,611
                                                              =======    =======    =======

     Conforming adjustments for the pooled company for the fiscal quarter ending December 31, 1997 included $244, $0, and $(268) for operating, investing, and financing activities, respectively.

18.  OFF-BALANCE SHEET INSTRUMENTS

     The Corporation utilizes off-balance sheet financial instruments, frequently called interest rate derivatives, to efficiently manage its exposure to interest rate risk. As with any financial instrument, derivatives have inherent risks. Market risk includes the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that the counter-party fails to perform according to the terms of the contract. Credit risk can be measured as the cost of acquiring a new derivative contract with identical cash flows as those of the defaulted agreement.

     The Corporation uses interest rate cap contracts to help protect its net interest margin in periods of extremely high interest rates. As of December 31, 1998, the Corporation's interest rate cap contracts used for interest rate risk management purposes had a notional amount of $30,900, unrealized loss of $228, an average strike rate of 6.0%, and an average life of 3.3 years.

                      SECOND BANCORP, INC. AND SUBSIDIARY

19.  COMMITMENTS AND CONTINGENT LIABILITIES

  Loan Commitments:

     Loan commitments are made to accommodate the financial needs of the Bank's customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers' trade transactions.

     Both arrangements have credit risk, essentially the same as that involved in extending loans to customers, and are subject to the Bank's normal credit policies. Collateral (e.g., securities, receivables, inventory, and equipment) is obtained based on Management's credit assessment of the customer.

     The Bank's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows:

                                                            1998        1997
                                                          --------    --------
Commercial..............................................  $111,897    $ 99,726
Real Estate.............................................     9,054      12,669
Consumer................................................    32,563      21,634
Standby Letters of Credit...............................     4,428      13,833
                                                          --------    --------
                                                          $157,942    $147,862
                                                          ========    ========

  Lease Agreements:

     The Bank has entered into lease agreements covering its main office, several branch locations, and equipment for various periods through 2011, with options to renew. Also, the Bank has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time.

     Future minimum commitments under non-cancelable operating leases are as follows:

1999.............................................    $2,062
2000.............................................     2,014
2001.............................................     1,920
2002.............................................     1,806
2003.............................................     1,702
Thereafter.......................................     9,036

     Rentals under operating leases and data processing costs amounted to $3,501, $2,762, and $3,163 in 1998, 1997, and 1996, respectively.

     Low Income Housing Project: In 1993, the Bank began investing in low-income housing tax credit projects designed to provide affordable housing for Ohio communities. The Bank has invested $1,061 to date and has begun to realize tax credits and tax savings from the investments. The Bank is committed to invest another $439 to the fund over the next several years.

20.  SIGNIFICANT CONCENTRATION OF CREDIT RISK

     Most of the Bank's business activity is with customers located within the state of Ohio. As of December 31, 1998, the Bank had a concentration in commercial real estate loans totaling approximately $258,000, approximately 68.5% of which were owner-occupied businesses, including medical office buildings, retail, and fast-food restaurants within the Bank's market area. Of the $258,000 of commercial real estate loans, $3,453 or 1.3% were on non-accrual status as of December 31, 1998.

                      SECOND BANCORP, INC. AND SUBSIDIARY

                         REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SECOND BANCORP, INC.

     We have audited the accompanying consolidated balance sheets of Second Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Bancorp, Inc. and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Cleveland, Ohio
January 26, 1999

                      SECOND BANCORP, INC. AND SUBSIDIARY

        SUPPLEMENTARY DATA -- UNAUDITED QUARTERLY RESULTS OF OPERATIONS
                               DECEMBER 31, 1998

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997. The financial data contained therein has been restated to reflect the pooling-of-interests business combinations (see
Note 3). Per share data was retroactively restated for a two-for-one stock split effective May 1, 1997.

                                                                  THREE MONTHS ENDED
                                                     ---------------------------------------------
                                                     MAR. 31     JUNE 30     SEPT. 30     DEC. 31
                                                     --------    --------    ---------    --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Interest income....................................  $27,113     $27,166      $26,811     $25,907
Interest expense...................................   14,224      14,300       14,121      13,243
Net interest income................................   12,889      12,866       12,690      12,664
Provision for loan losses..........................      859         881        1,951       6,888
Other income.......................................    2,486       2,860        3,356       3,045
Security gains (losses)............................      128          35          850          (6)
Other expenses.....................................    9,646      10,178       10,915      15,509
Income before federal income taxes.................    4,998       4,702        4,030      (6,694)
Federal income taxes...............................    1,333       1,317        1,195      (2,442)
Net income.........................................    3,665       3,385        2,835      (4,252)
Earnings per common share:
  Basic............................................  $  0.34     $  0.32      $  0.27     $ (0.40)
  Diluted..........................................  $  0.34     $  0.32      $  0.26     $ (0.40)
1997
Interest income....................................  $25,363     $26,041      $26,565     $27,021
Interest expense...................................   13,463      13,698       14,233      14,313
Net interest income................................   11,900      12,343       12,332      12,708
Provision for loan losses..........................      816         826        1,110       1,453
Other income.......................................    2,489       2,607        2,719       2,771
Security gains (losses)............................       31          16          386          82
Other expenses.....................................    9,565      10,008       10,001       9,624
Income before federal income taxes.................    4,039       4,132        4,326       4,484
Federal income taxes...............................    1,033         951        1,087         674
Net income.........................................    3,006       3,181        3,239       3,810
Earnings per common share:
  Basic............................................  $  0.29     $  0.30      $  0.30     $  0.36
  Diluted..........................................  $  0.29     $  0.30      $  0.30     $  0.36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to Second Bancorp's definitive proxy statement for the annual meeting of shareholders to be held May 11, 1999 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998. Information regarding executive officers is included under item 4a hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to Second Bancorp's definitive proxy statement for the annual meeting of shareholders to be held May 11, 1999 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998. Information regarding executive officers is included under item 4a hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to Second Bancorp's definitive proxy statement for the annual meeting of shareholders to be held May 11, 1999 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998. Information regarding executive officers is included under item 4a hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to Second Bancorp's definitive proxy statement for the annual meeting of shareholders to be held May 11, 1999 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998. Information regarding executive officers is included under item 4a hereof.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of Second Bancorp, Incorporated and its subsidiary are included in Item 8:

     Consolidated Balance Sheets -- December 31, 1998 and 1997.

     Consolidated Statements of Income -- years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Shareholders' Equity -- years ended December 31, 1998, 1997 and 1996.

     Consolidated Statement of Cash Flows -- years ended December 31, 1998, 1997 and 1996.

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

      3.1      Amended and Restated Articles of Incorporation of the
               Registrant. (As updated to include Amendments dated March
               17, 1987; January 7, 1991; June 20, 1997; September 18,
               1998; and November 10, 1998)
      3.3 (1)  Code of Regulations of the Registrant.
     10.1 (2)  1998 Non-qualified Stock Option Plan
     10.1 (1)  Amended Stock Option Incentive Plan.
     10.2 (1)  Form of Incentive Stock Option Agreement.
     10.3 (1)  Stock Appreciation Rights Agreement by and between Second
               Bancorp and Alan G. Brant, dated April 1, 1987, as amended.
     10.4 (3)  Form of Amendment to April 1, 1987 Stock Appreciation Rights
               Agreement by and between Second Bancorp and Alan G. Brant, effective December 18, 1996.
     10.5 (1)  Employment Agreement by and between Second Bancorp and Alan
               G. Brant, dated April 1, 1985.
     10.6 (4)  Amendments to Employment Agreement by and between Second
               Bancorp and Alan G. Brant, dated April 1, 1985.
     10.7 (1)  Consulting Agreement by and between Second Bancorp and Alan
               G. Brant, dated April 1, 1985.
     10.8 (4)  Amendment to Consulting Agreement by and between Second
               Bancorp and Alan G. Brant, dated April 1, 1985.
     10.9 (4)  Deferred Compensation Agreement between Second Bancorp and
               Alan G. Brant, dated November 9, 1995.
    10.10 (1)  Lease Agreement between Arden Associates Limited Partnership and Second National, dated October 1, 1979.
    10.11 (4)  Amendment to Lease Agreement between Arden Associates
               Limited Partnership and Second National.
    10.12 (4)  Form of Amended Management Severance Agreement with executive officers.
    10.13 (5)  Revolving Credit Agreement (excluding exhibits), dated
               September 15, 1998, between Second Bancorp and The Northern
               Trust Company.
    10.14 (5)  First Amendment to Revolving Credit Agreement (excluding exhibits), dated March 11, 1997, between Second Bancorp and
               The Northern Trust Company.
    10.15      Form of Non-qualified Stock Option Agreement.
    11    (6)  Statement Re: Computation of Per Share Earnings
    21         Subsidiaries of the registrant.
    23.1       Consent of Ernst & Young.
    27         Financial Data Schedule

---------------

         (1) Incorporated by reference to the exhibit filed with Second Bancorp's annual report on Form 10-K for the year ended December 31, 1994.

         (2) Incorporated by reference to Exhibit A of the Registrant's proxy statement dated April 1, 1998, as filed with the Securities and Exchange Commission in April, 1998.

         (3) Incorporated by reference to the exhibit filed with Second Bancorp's annual report on Form 10-K for the year ended December 31, 1997.

         (4) Incorporated by reference to the exhibit filed with Second Bancorp's annual report on Form 10-K for the year ended December 31, 1995.

         (5) Incorporated by reference to the Exhibit filed with the Registrant's registration statement on Form S-4 (registration No. 333-62365) as filed on September 21, 1998 with the Securities and Exchange Commission.

         (6) Page 43 (Included in Note 13 of the Notes to the Consolidated Financial Statements of Registrant in the financial statements portion of this annual report on Form 10-K.)

(b) The Corporation filed three reports on Form 8-K during the three months ended December 31, 1998. A Form 8-K was filed on November 27, 1998 to disclose the completion of the acquisition of Trumbull Financial Corporation on November 20, 1998. A Form 8-K was filed on November 27, 1998 to disclose the election of Dr. David A. Allen, Jr. as a director of Second Bancorp Incorporated. A Form 8-K was filed on December 22, 1998 to disclose the extension of the employment agreement of Chairman and President Alan G. Brant for an additional two-year term.

(c) Exhibits -- The response to this portion of Item 14 is included at Item 14(a)(3) of this report.

(d) Financial Statement Schedules -- None.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SECOND BANCORP, INCORPORATED

                                          /s/ DAVID L. KELLERMAN  March 25, 1999

                                          --------------------------------------
                                          David L. Kellerman,
                                          Treasurer            (date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ ALAN G. BRANT                                                March 25, 1999
------------------------------------------------
A. G. Brant, Chairman And President

By: /s/ DAVID L. KELLERMAN                                           March 25, 1999
------------------------------------------------
D. L. Kellerman, Principal Financial
Officer and Principal Accounting Officer

By: /s/ ROBERT J. WEBSTER                                            March 26, 1999
------------------------------------------------
Robert J. Webster, Director

By: /s/ JAMES R. IZANT                                               March 26, 1999
------------------------------------------------
James R. Izant, Director

By: /s/ DAVID A. ALLEN                                               March 26, 1999
------------------------------------------------
Dr. David A. Allen, Jr., Director

By: /s/ NORMAN C. HARBERT                                            March 26, 1999
------------------------------------------------
Norman C. Harbert, Director

By: /s/ PHYLLIS J. IZANT                                             March 29, 1999
------------------------------------------------
Phyllis J. Izant, Director

3.1 AMENDED AND RESTATED ARTICLES OF INCORPORATION OF THE REGISTRANT (INCLUDING AMENDMENTS DATED MARCH 17, 1987; JANUARY 7, 1991; JUNE 20, 1997; SEPTEMBER 18, 1998; AND NOVEMBER 10, 1998)

                          ARTICLES OF INCORPORATION OF
                          SECOND BANCORP, INCORPORATED

     The undersigned, acting as the incorporator of a corporation for profit under the general corporation laws of the State of Ohio, adopts the following Articles of Incorporation:

     FIRST: The name of the Corporation shall be Second Bancorp Incorporated.

     SECOND: The place in Ohio where its principal office is to be located is at 108 Main Avenue S.W., in the City of Warren, Trumbull County, Ohio, but the Corporation may establish and maintain its principal office, or other offices, at other places in the United States of America, as its Board of Directors may from time to time determine.

     THIRD: The purpose for which the Corporation is formed is to engage in business as a "bank holding company" in accordance with, and to the extent permitted by, the Bank Holding Company Act of 1956 (Pub. Law 511, 84th Cong. 2d Sess., approved May 9th, 1956) as amended, and consistent therewith to engage in any other lawful act or activity for which corporations may be formed under Chapter 1701 of the Ohio Revised Code, to the extent that such act or activity is not then prohibited by the Bank Holding Company Act of 1956, as amended. The Corporation may from time to time, pursuant to authorization by the Board of Directors and without action by the shareholders, purchase or otherwise acquire shares of the Corporation of any class or classes in such manner, upon such terms and in such amounts as the Board of Directors shall determine; subject, however, to such limitation or restriction, if any, as is contained in the express terms of any class of shares of the Corporation outstanding at the time of the purchase or acquisition in question.

     FOURTH: The maximum number of capital shares which this Corporation is authorized to issue or to have outstanding at any time shall be twenty million (20,000,000) shares, all of which shall be common shares. The shares will have no par value stated. The Board of directors of the Corporation is hereby empowered to issue from time to time shares of its capital shares, whether now or hereafter authorized. No holders of any class of shares of the Corporation shall have any preemptive rights to purchase or to have offered to them for purchase any shares or other securities of the Corporation.

     FIFTH: The amount of stated capital with which this Corporation will begin business shall be five hundred dollars ($500.00).

     SIXTH: (A) The number of directors constituting the Board of Directors shall be such number, not more than eighteen (18), as shall be fixed from time to time in accordance with the Regulations of the Corporation and the number so fixed shall constitute the Board of Directors until the number of directors is thereafter changed pursuant to the provisions of the Regulations, but the number thereof shall in no event be less than six (6) and the number of directors in each class shall in no event be less than three (3).

          (B) The Board of Directors shall be and is divided into two classes, Class I and Class II, which shall be as nearly equal in number as possible. Each director shall serve for a term ending on the date of the second annual meeting following the annual meeting at which such director was elected, provided, however, that each initial director in Class I shall hold office until the annual meeting of shareholders in 1987; and each initial director in Class II shall hold office until the annual meeting of shareholders in 1988.

          (C) In the event of any increase or decrease in the authorized number of directors, (i) each director then serving as such shall nevertheless continue as a director of the class of which he or she is a member until the expiration of his or her current term, or his or her prior death, retirement, resignation or removal and (ii) the newly created or eliminated directorship resulting from such increase or decrease shall be apportioned by the Board of Directors among the two classes of directors so as to maintain such classes as nearly equal as possible.

          (D) Notwithstanding any of the foregoing provisions of this Article SIXTH, each director shall serve until his or her successor is elected and qualified or until his or her death, retirement, resignation, or removal. Should a vacancy occur or be created, whether arising through death, resignation or removal of a director, or through an increase in the number of directors of any class, such vacancy shall be filled by a majority vote of the remaining directors of the class in which such vacancy occurs, or by the sole remaining director of the class if only one such director remains, or by the majority vote of the remaining directors of the other class if there be no remaining member of the class in which the vacancy occurs. A director so elected to fill a vacancy shall serve for the remainder of the then present term of office of the class to which he or she was elected.

          (E) Wherever the term "Board of Directors" is used in these Articles of Incorporation, such terms shall mean the Board of Directors of the Corporation; provided, however, that, to the extent any committee of directors of the Corporation is lawfully entitled to exercise the powers of the Board of Directors, such committee, to the extent provided by resolution of the Board of Directors or the Regulations, may exercise any power or authority of the Board of Directors under these Articles of Incorporation in management of the business and affairs of the Corporation, including without limitation, the declaration of a dividend or the authorization of the issuance of shares.

     SEVENTH: Each person who is or was a director, officer, employee or agent of the Corporation shall be indemnified by the Corporation to the full extent permitted by the corporation laws of the State of Ohio, now or hereafter in force, against any liability, cost or expense incurred by him in his capacity as a director, officer, employee, or agent, or arising out of his status as a director, officer, employee, or agent. The corporation may, but shall not be obligated to maintain insurance at its expense, to protect itself and any such person against any such liability cost or expense. The rights of indemnification provided in this Article SEVENTH shall be in addition to any rights to which any person concerned may otherwise be entitled by the Regulations of the Corporation from time to time in effect, by contract or as a matter of law, and shall inure to the benefit of the heirs, executors and administrators of any such person.

     EIGHTH: (1) A. In addition to any affirmative vote required by law:

             (i) any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with (a) any Related Person (as hereinafter defined) or (b) any other corporation (whether or not itself a Related Person) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of a Related Person; or

             (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction of a series of transactions) to or with any Related Person or any Affiliate of any Related Person of any assets of the Corporation or any Subsidiary having an aggregate Fair Market Value (as hereinafter defined) equal to 10% or more of the consolidated net worth of the Corporation; or

             (iii) the issuance or transfer by the Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Related Person or any Affiliate of any Related Person in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value equal to 10% or more of the consolidated net worth of the Corporation; or

             (iv) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation; or

             (v) any reclassification of securities (including any reverse share split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving a Related Person) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of Equity Security (as hereinafter defined) of the Corporation or any Subsidiary which is directly or indirectly owned by any Related Person or any Affiliate of any Related Person, shall require the affirmative vote of the holders of at least 75% of the voting power of the then outstanding shares of capital shares of the Corporation entitled to vote generally in the election of directors. Such affirmative vote shall be required notwithstanding the fact that no vote may be required or that a lesser percentage may be specified, by law or otherwise.

             B. The term "Business Combination" used in this Article EIGHTH shall mean any transaction which is referred to in any one or more of clauses (i) through (v) of paragraph A of this Section.

     (2) Notwithstanding the requirements of the previous Section, no Business Combination between the Corporation (or any Subsidiary) and a Related Person or any Affiliate of a Related Person may be effected unless all of the following conditions are met:

          A. The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of any class of Equity Security in such Business Combination shall be at least equal to the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealer's fees) paid by the Related Person for any shares of the same class of Equity Security previously acquired by it, plus interest on such amount compounded annually from the date that the Related Person became a Related Person (the "Determination Date") through the date of consummation of the Business Combination (the "Consummation Date") at the rate publicly announced as the "Prime Rate" of interest (announced by such major bank as may be selected by a majority of the Continuing Directors), from time to time in effect, less the aggregate amount of any cash dividends paid and the Fair Market Value of any dividends paid in other than cash on each share from the Determination Date through the Consummation Date, up to, but not exceeding, the amount of interest payable per share.

          B. The consideration to be received by holders of a particular class of Equity Security shall, except to the extent a shareholder agrees otherwise, be in cash or in the same form as the Related Person has previously paid for shares of such class of Equity Security. If the Related Person has paid for shares of any class of Equity Security with varying forms of consideration, the form of consideration for such class of Equity Security shall be either cash or in the form used to acquire the largest number of shares of such class of Equity Security previously acquired by it. The price determined in accordance with paragraph A of this Section shall be subject to appropriate adjustment in the event of any share dividend, share split, combination of shares or similar event.

     (3) The provisions of Sections (1) and (2) of this Article EIGHTH shall not apply to a Business Combination if:

          A. The Continuing Directors of the Corporation by a two-thirds vote
     (i) have expressly approved a memorandum of understanding with the Related Person with respect to the Business Combination prior to the time that the Related Person became a Related Person and the Business Combination is effected on substantially the same terms and conditions as are provided by the memorandum of understanding, or (ii) have otherwise approved the Business Combination (this provision is incapable of satisfaction unless there is at least one Continuing Director); or

          B. The Business Combination is solely between the Corporation and another corporation, one hundred percent of the Voting Shares of which is owned directly or indirectly by the Corporation.

          In the event the Continuing Directors shall approve a Business Combination as set forth in paragraph A above, or the Business Combination is solely between the Corporation and another corporation described in paragraph B above, such Business Combination shall require only such shareholder vote, if any, as is required by law.

     (4) For the purpose of this Article EIGHTH:

          A. "Person" shall mean any individual, firm, corporation or other entity.

          B. "Related Person" shall mean any Person who or which:

             (i) is the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding Voting Shares; or

             (ii) is an Affiliate or Associate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding Voting Shares; or

             (iii) is an assignee of or has otherwise succeeded to any shares of Voting Shares which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Related Person, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933, as amended.

          Provided, however, that the term "Related Person" shall not include
     (i) the Corporation or any Subsidiary, (ii) any one or any group of the Continuing Directors, or (iii) any profit-sharing, employee shares ownership or other employee benefit plan of the corporation or any Subsidiary of the Corporation or any trustee of or other fiduciary with respect to any such plan when acting in that capacity.

          C. A Person shall be a "beneficial owner" of any Voting Shares:

             (i) which such Person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

             (ii) which such Person or any of its Affiliates or Associates has
        (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

             (iii) which is beneficially owned, directly or indirectly, by any other Person with which such Person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Shares.

          D. For the purpose of determining whether a Person is a Related Person pursuant to paragraph B of this Section, the number of shares of Voting Shares deemed to be outstanding shall include shares deemed owned through application of paragraph C of this Section, but shall not include any other shares of Voting Shares which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

          E. "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1986.

          F. "Subsidiary" means any corporation of which a majority of any class of Equity Security is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Related Person set forth in paragraph B of this Section, the term "Subsidiary" shall mean only a corporation of which a majority of each class of Equity Security is owned, directly or indirectly, by the Corporation.

          G. "Continuing Director" means any member of the Board of Directors who is unaffiliated with the "Related Person" and was a member of the Board of Directors prior to the time that the Related Person became a Related Person, and any successor of a Continuing Director who is unaffiliated with the Related Person and is recommended to succeed a Continuing Director by two-thirds of the Continuing Directors then on the Board of Directors.

          H. "Fair Market Value" means: (i) in the case of stock, the highest closing sales price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange -- Listed Stocks, or, if such stock is not quoted on the composite Tape, on the New York Stock Exchange, or, if such stock is not listed on the Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities

     Dealers, Inc. Automated Quotations Systems or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a two-thirds vote of the Continuing Directors; and (ii) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by a two-thirds vote of the Continuing Directors.

          I. In the event of any Business Combination in which the Corporation survives, the phrase "consideration other than cash to be received" as used in paragraph A of this Section shall include the shares of any class of Equity Security retained by the holders of such shares.

          J. "Equity Security" shall have the meaning ascribed to such term in
     Section 3(a)(11) of the Securities Exchange Act of 1934, as in effect on January 1, 1986.

          K. "Voting Shares" means shares of any Equity Security of a corporation which are entitled to vote in the election of Directors of such corporation.

          L. The phrase "series of related transactions" shall be deemed to include not only a series of transactions with the same Related Person but also a series of separate transactions with a Related Person or any Affiliate or Associate of such Related Person.

     (5) The Continuing Directors shall, by two-thirds vote, have the power and duty to determine for the purposes of this Article EIGHTH on the basis of information known to them after reasonable inquiry, (A) whether a Person is a Related Person, (B) the number of shares of Voting Shares beneficially owned by any Person, (C) whether a Person is an Affiliate or Associate of another, (D) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the Corporation or any Subsidiary in any Business Combination has, an aggregate Fair Market Value equal to 10% or more of the consolidated net worth of the corporation. The Continuing Directors shall, by two-thirds vote, have the further power to interpret all other terms and provisions of this Article EIGHTH.

     (6) Nothing contained in this Article EIGHTH shall be construed to relieve any Related Person from any fiduciary obligation imposed by law.

     NINTH: Notwithstanding any statutory provision now or hereafter in force requiring for any purpose the vote, consent, waiver or release of the holders of shares entitling them to exercise two-thirds, or any other proportion, of the voting power of the Corporation or of any class or classes of shares thereof, such action, unless otherwise expressly required by statute or by these Articles, may be taken by the vote, consent, waiver or release of the holders of shares entitling them to exercise a majority of the voting power of the Corporation or of such class or classes. Each of Articles SIXTH, SEVENTH and EIGHTH and this Article NINTH, of these Articles of Incorporation may be amended at any regular or special meeting of the shareholders only by the affirmative vote of the holders of at least 75% of the voting power of the outstanding shares of this Corporation.

     TENTH: Any and every statute of the State of Ohio hereafter enacted, whereby the rights, powers or privileges of corporations or of the shareholders of corporations organized under the laws of the State of Ohio are increased or diminished or in any way affected, or whereby effect is given to the action taken by any number, less than all, of the shareholders of any such corporation, shall apply to the Corporation and shall be binding not only upon the Corporation, but upon every shareholder of the Corporation to the same extent as if such statute had been in force at the date of filing these Articles of Incorporation of the Corporation in the office of the Secretary of State of Ohio. The right to alter, amend, change or repeal any clause or provision of these Articles of Incorporation, in the manner now or hereafter prescribed by law, is hereby reserved to the Corporation; and all rights conferred on officers, Directors and shareholders herein are granted subject to such reservation.

     Executed this 15th day of August, 1986.

                       /s/ John L. Pogue, Incorporator

10.15  FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT.

                      NON-QUALIFIED STOCK OPTION AGREEMENT

                   FOR                ,                AWARD

                                  pursuant to

                          SECOND BANCORP INCORPORATED
                      1998 NON-QUALIFIED STOCK OPTION PLAN

     THIS NON-QUALIFIED STOCK OPTION AGREEMENT (the "Agreement") made and
entered into as of the                day of                ,                ,
between Second Bancorp Incorporated (the "Company") and                (the
"Optionee").

     WHEREAS, the Company having determined that its interests will be advanced by (a) providing incentive to officers, key employees, and non-employee directors of the Company and The Second National Bank of Warren (its "Subsidiary") to stimulate their efforts toward the continued success of the Company and its Subsidiary and to operate and manage the business in a manner which will provide for the long-term growth and profitability of the Company and its Subsidiary, (b) encouraging stock ownership by officers, key employees and non-employee directors; and (c) providing a means of attracting, retaining and rewarding key employees and non-employee directors; and

     WHEREAS, the Company and its shareholders have approved the Second Bancorp Incorporated 1998 Non-Qualified Stock Option Plan (the "Plan") pursuant to which the Company (a) grants stock options to the non-employee directors of the Company and Subsidiary, and (b) may grant stock options to its officers and key employees from time to time as determined in the sole discretion of the Compensation and Organization Committee of the Board of Directors of the Company (the "Committee");

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements hereinafter set forth, the Company and Optionee hereby mutually covenant and agree as follows:

GRANT OF OPTIONS. Effective                ,                (the "Award Date"),
the Company hereby grants to the Optionee, as a matter of separate agreement and not in lieu of salary, fee or other compensation for services, the right and
option to purchase                full shares of authorized but unissued common
stock of the Company on the terms and conditions herein set forth (the "Award"). Notwithstanding the foregoing, the Optionee understands and agrees that if, in the sole determination of the Committee, the option Award prevents or in any way adversely affects the Company's qualification for "pooling" treatment of any acquisition, this Award may be withdrawn or adjusted by the Company in any manner deemed necessary by the Committee to preserve that accounting treatment.

PRICE. The purchase price of said shares of common stock subject to the Award
shall be                Dollars ($          ) per share, the fair market value
of the common stock on the date of the grant pursuant to the Plan.

          3. EXERCISE OF OPTIONS. Except as otherwise provided in this Agreement, the options granted pursuant to this Award shall become 100% vested, and therefore fully exercisable, on the first anniversary of the Award Date and shall remain in effect until the EARLIEST of (a) the date on which all options granted hereunder have been exercised, (b) the date on which the options granted hereunder have terminated pursuant to the provisions of Sections 1 or 6 of this Agreement, or (c) the tenth anniversary of the Award Date ("Option Term"). No less than one thousand (1,000) shares may be purchased upon any one exercise of options granted pursuant to this Award unless the number of shares purchased at such time is the total number of shares in respect of which the options hereby granted are then exercisable. In no event shall any option granted hereby be exercisable for a fractional share.

          4. METHOD OF EXERCISING OPTIONS AND PAYMENT OF OPTION PRICE. Subject to the terms and conditions of this Agreement, the options granted pursuant to this Award may be exercised by delivering to the Company at the office of its Treasurer, a written notice of the election to exercise all or a portion of the options granted pursuant to this Award. Each written notice shall be given in the form of EXHIBIT A attached hereto and signed by the Optionee or such other person entitled to exercise the options in question. Any such written notice shall, as an essential part thereof, be accompanied by payment in form satisfactory to the Company of the full exercise price of the options then to be exercised. Upon the proper exercise of the options granted pursuant to this Award, the Company shall issue in the name of the person exercising the options or such other name as that person may indicate, and shall deliver to such person, a certificate or certificates for the shares purchased. The Optionee agrees that as holder of this Award, the Optionee shall have no rights as a shareholder or otherwise in respect of any of the shares as to which the options granted pursuant to this Award shall not have been effectively exercised as herein provided.

          5. ASSIGNABILITY. The options granted pursuant to the terms of this Award shall not be transferable or assignable except (a) by the laws of descent and distribution, (b) to a spouse or lineal descendent (a "Family Member"), (c) to a trust for the exclusive benefit of a Family Member, or
     (d) to a partnership, limited liability company or other entity in which all the beneficial owners are Family Members. The Optionee shall promptly notify the Company of any transfer or assignment pursuant to (b), (c), or
     (d) above and, absent any such notification, the Company shall have no obligation to honor or recognize the same.

          6. TERMINATION. The options granted hereby shall terminate and be of no force or effect upon the expiration of the Option Term unless terminated prior to such time as provided below. The Optionee's options shall terminate or be exercisable as follows:

             (a) Termination of Employment or Directorship. If Termination of Employment or Termination of Directorship occurs, the options granted hereby shall terminate as of the date of Termination of Employment or Termination of Directorship, as applicable.

             (b) Retirement. Notwithstanding (a) immediately above, in the event of retirement from service to the Company or Subsidiary at an age not less than 55, the Optionee may exercise the options granted hereby within the shorter of three (3) years from the date of the Optionee's retirement or the expiration of the Option Term.

             (c) Disability. Notwithstanding (a) immediately above, upon the Optionee's Disability the options granted hereby are exercisable by the Optionee or the Optionee's legal representative, if any, for the shorter of three (3) years from the date of the Optionee's Disability or the expiration of the Option Term.

             (d) Death. Notwithstanding (a) immediately above, if (i) Optionee dies while serving as a director or employee of the Company or Subsidiary, the Optionee's estate, personal representative, or beneficiary (as applicable) shall have the right to exercise the options granted hereby for the shorter of three (3) years from the date of the Optionee's death or the expiration of the Option Term, and (ii) if Optionee dies within the period of time after retirement from service to the Company or Subsidiary during which the Optionee would have been entitled to exercise options granted hereby, the Optionee's estate, personal representative, or beneficiary (as applicable) shall have the right to exercise the options granted hereby for the shorter of three
        (3) years from the date of the Optionee's retirement or the expiration of the Option Term.

          7. CHANGE IN CONTROL. Notwithstanding any other provision of this Agreement, in the event a Change in Control, or execution of agreements which will result in a Change in Control, occurs prior to the first anniversary date of the Award evidenced hereby, the options granted hereunder shall immediately be and become fully exercisable by the Optionee (or such other person provided for in this Agreement) and shall thereafter remain fully exercisable until the expiration of the Option Term or termination of the options hereunder.

          8. WITHHOLDING TAX. Whenever the Company proposes or is required to issue or transfer shares of common stock of the Company under the Plan or this Agreement, the Company shall have the right to require the Optionee to remit to the Company cash (or cash equivalent acceptable to the Company) in an amount sufficient to satisfy and federal, state, local, or employment taxes that it deems are required by statute to be withheld.

          9. PREEMPTION BY APPLICABLE LAWS OR REGULATIONS. The options granted pursuant to this Award shall not be exercisable if such exercise would violate:

             (a) Any applicable state securities law;

             (b) Any applicable registration or other requirement under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or the listing requirements of and exchange; or

             (c) Any applicable legal requirement of any other governmental authority.

        Should a violation exist, the Company and/or the Optionee agree to make reasonable efforts to comply with the foregoing laws and requirements so as to permit the exercise of the options granted pursuant to this Award.

          10. RESOLUTION OF DISPUTES. Any dispute or disagreement which shall arise under, or as a result of, or pursuant to, this Agreement shall be resolved by the Committee in its absolute and uncontrolled discretion, and any such resolution or any other determination by the Committee under or pursuant to this Agreement shall be final, binding, and conclusive on all persons affected thereby.

          11. CONSTRUCTION. This Agreement has been entered into in accordance with the terms of the Plan, and wherever a conflict may arise between the terms of this Agreement and the terms of the Plan, the terms of the Plan shall control. Any capitalized terms used but not otherwise defined in this Agreement shall have the meaning assigned to it in the Plan.

          12. OPTIONEE. Whenever the term Optionee is used in any provision of this Agreement under circumstances where the provision should logically be construed to apply to the estate, personal representative, Family Member, or beneficiary to whom the options granted pursuant to this Award may be transferred, the word Optionee shall be deemed to include such person or entity.

          13. GOVERNING LAW. This Agreement shall be governed by the laws of the state of Ohio, except to the extent preempted by the laws of the United States.

     IN WITNESS WHEREOF, The Company and the Optionee have executed this Agreement in duplicate as of the date first written above.

SECOND BANCORP INCORPORATED

By:
   ---------------------------   --------------------------
                                 Optionee

                                   EXHIBIT A

                              EXERCISE NOTICE FORM
                                      FOR
                          NON-QUALIFIED STOCK OPTIONS
TO: TREASURER,
    SECOND BANCORP INCORPORATED (THE "COMPANY")
DATE:

        1. The undersigned,                ("Optionee"), hereby irrevocably
           elects to exercise options granted to him/her pursuant to the award
           of non-qualified stock options dated                to the extent of
                          shares of the Company's common stock.

2. In payment of the option price for those shares, the undersigned herewith makes (or arranges to the Company's satisfaction) payment in the amount of
   $          .

3. The effective date of this exercise is                .

                                          --------------------------------------
                                          Signature of Optionee

                                          --------------------------------------
                                          Print Name