Form 10-Q
period 1999-03-31
SECOND BANCORP INC
filed 1999-05-17
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended March 31, 1999

OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.  For the transition period ..... to .....

Commission file number: 0-15624

                           SECOND BANCORP INCORPORATED
             (exact name of registrant as specified in its charter)

Ohio                                                            34-1547453
--------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
in Company or organization)                                  Identification No.)


108 Main Ave. Warren, Ohio                                       44482-1311
--------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

Common Stock, without par value - 10,698,200 shares outstanding as of April 30, 1999.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

INDEX                                                                        Page
                                                                             Number
                                                                             ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
March 31, 1999 and 1998 and December 31, 1998 ...........................      3

Consolidated statements of income -
      Three months ended March 31, 1999 and 1998 ........................      4

Consolidated statements of cash flows -
      Three months ended March 31, 1999 and 1998 ........................      5

Consolidated statement of shareholders' equity -
      Three months ended March 31, 1999 and 1998 ........................      6

Notes to consolidated financial statements - March 31, 1999 .............      7

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...............     8-10


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings .........................................     11
      Item 2. Changes in Securities .....................................     11
      Item 3. Defaults upon Senior Securities ...........................     11
      Item 4. Submission of Matters to a Vote of Security
              Holders ...................................................     11
      Item 5. Other Information .........................................     11
      Item 6. Exhibits and Reports on Form 8-K ..........................     11

      SIGNATURES ........................................................     12

      Statement 11 Re: Computation of Earnings Per Share ................     13

      Schedule 27 .......................................................     14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
Second Bancorp Incorporated and Subsidiary

                                                                                 March 31           December 31          March 31
                                                                                ---------------------------------------------------
(Dollars in thousands)                                                             1999                1998                1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Cash and due from banks                                                         $    33,876         $    45,478         $    35,445
Federal funds sold                                                                        0               4,000               5,607
Securities:
        Available-for-sale (at market value)                                        391,756             354,415             326,536
        Held-to-maturity (market value of $163,142)                                       0                   0             163,352
Loans                                                                               975,365             970,853             926,857
Less reserve for loan losses                                                         11,546              10,739               9,013
                                                                                -----------         -----------         -----------
        Net loans                                                                   963,819             960,114             917,844
Premises and equipment                                                               18,088              17,119              14,955
Accrued interest receivable                                                           8,991               8,709              10,013
Goodwill and intangible assets                                                        5,696               5,749               6,821
Other assets                                                                         35,486              34,649              20,235
                                                                                -----------         -----------         -----------
                              Total assets                                      $ 1,457,712         $ 1,430,233         $ 1,500,808
                                                                                ===========         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------
Deposits:
        Demand - non-interest bearing                                           $   100,554         $   115,624         $    96,505
        Demand - interest bearing                                                    92,136             101,080              90,127
        Savings                                                                     279,169             274,728             263,024
        Time deposits                                                               600,606             611,158             639,652
                                                                                -----------         -----------         -----------
             Total deposits                                                       1,072,465           1,102,590           1,089,308

Federal funds purchased and securities sold under
        agreements to repurchase                                                    143,995             122,482             146,065
Other borrowed funds                                                                  1,349                 861               3,103
Federal Home Loan Bank advances                                                     107,659              72,782             127,242
Accrued expenses and other liabilities                                                8,053               8,245              11,628
                                                                                -----------         -----------         -----------
                     Total liabilities                                            1,333,521           1,306,960           1,377,346

Shareholders' equity:
        Preferred stock, no par value;
             Series A: 1,500,000 shares authorized in March 1998;
                     718,750 issued and 0 shares outstanding                                                                      0
             Series B: 1,500,000 shares authorized in March 1998                                                                  0
        Common stock, no par value; 20,000,000 shares
             authorized; 10,738,850; 10,738,850 and 10,687,575
             shares issued, respectively                                             36,864              36,901              36,045
        Treasury stock, 50,400 shares                                                  (793)               (793)               (793)
        Net unrealized holding gains on
             available-for-sale securities, net of tax                                1,434               3,097               2,155
        Retained earnings                                                            86,686              84,068              86,055
                                                                                -----------         -----------         -----------
                     Total shareholders' equity                                     124,191             123,273             123,462
                                                                                -----------         -----------         -----------
                              Total liabilities and shareholders' equity        $ 1,457,712         $ 1,430,233         $ 1,500,808
                                                                                ===========         ===========         ===========

See notes to consolidated financial statements.

Certain reclassifications have been made to amounts previously reported in order to conform with current year presentation.

Consolidated Statements of Income
Second Bancorp Incorporated and Subsidiary

(Dollars in thousands,                                                   For the three months
except per share data)                                                     Ended March 31
--------------------------------------------------------------------------------------------------
                                                                        1999               1998
                                                                    -----------        -----------
INTEREST INCOME
----------------------------------------------------------
  Loans (including fees):
    Taxable                                                         $    19,886        $    19,307
    Exempt from federal income taxes                                        191                122
  Securities:
    Taxable                                                               4,315              6,772
    Exempt from federal income taxes                                        925                790
  Federal funds sold                                                        195                122
                                                                    -----------        -----------
      Total interest income                                              25,512             27,113

INTEREST EXPENSE
----------------------------------------------------------
  Deposits                                                               10,344             11,039
  Federal funds purchased and securities
    sold under agreements to repurchase                                   1,397              1,733
  Other borrowed funds                                                       31                 33
  Federal Home Loan Bank advances                                         1,225              1,419
                                                                    -----------        -----------
      Total interest expense                                             12,997             14,224
                                                                    -----------        -----------
      Net interest income                                                12,515             12,889
Provision for loan losses                                                   829                859
                                                                    -----------        -----------
      Net interest income after provision for loan losses                11,686             12,030

NON-INTEREST INCOME
----------------------------------------------------------
  Service charges on deposit accounts                                       953                964
  Trust fees                                                                795                678
  Security gains                                                            111                128
  Other operating income                                                  1,466                844
                                                                    -----------        -----------
      Total non-interest income                                           3,325              2,614

NON-INTEREST EXPENSE
----------------------------------------------------------
  Salaries and employee benefits                                          4,694              4,679
  Net occupancy                                                             994                994
  Equipment                                                                 854                800
  Professional services                                                     458                496
  Assessment on deposits and other taxes                                    431                439
  Amortization of goodwill and other intangibles                            171                201
  Other operating expenses                                                1,914              2,037
                                                                    -----------        -----------
      Total non-interest expense                                          9,516              9,646
                                                                    -----------        -----------
Income before federal income taxes                                        5,495              4,998
Income tax expense                                                        1,380              1,333
                                                                    -----------        -----------
Net income                                                          $     4,115        $     3,665
                                                                    ===========        ===========

NET INCOME PER COMMON SHARE:
      Basic                                                         $      0.38        $      0.34
      Diluted                                                       $      0.38        $      0.34

Weighted average common shares outstanding:
      Basic                                                          10,688,450         10,627,964
      Diluted                                                        10,735,749         10,723,345

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Second Bancorp Incorporated and Subsidiary

                                                                              Accumulated
                                                                                Other
                                             Preferred   Common     Treasury   Comprehen-     Retained                 Comprehen-
(Dollars in thousands)                         Stock      Stock      Stock     sive Income    Earnings       Total     sive Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                     $   --     $ 35,354      $(793)     $ 2,832      $ 83,590      $ 120,983           --

Comprehensive income:
  Net income                                     --           --         --           --         3,665          3,665      $ 3,665
  Other comprehensive income, net of tax
    Change in unrealized market value
       adjustment on securities
       available-for-sale, net of tax            --           --         --         (677)           --           (677)        (677)
                                                                                                                           -------
Comprehensive income                             --           --         --           --            --             --      $ 2,988
                                                                                                                           =======
Cash dividends declared:
  Common stock ($.11 per share)                  --           --         --           --        (1,200)        (1,200)
Exercise of stock options                        --           30         --           --            --             30
Common stock issued - dividend
  reinvestment plan                              --          661         --           --            --            661
                                             ------     --------      -----      -------      --------      ---------
Balance, March 31, 1998                      $   --     $ 36,045      $(793)     $ 2,155      $ 86,055      $ 123,462
                                             ======     ========      =====      =======      ========      =========

Balance, January 1, 1999                                $ 36,901      $(793)     $ 3,097      $ 84,068      $ 123,273
Comprehensive income:
Net income                                                    --         --           --         4,115          4,115      $ 4,115
  Other comprehensive income, net of tax
    Change in unrealized market value
    adjustment on securities
    available-for-sale, net of tax                            --         --       (1,663)           --         (1,663)      (1,663)
                                                                                                                           -------
Comprehensive income                                          --         --           --            --             --      $ 2,452
                                                                                                                           =======
Cash dividends declared: common
  ($.14 per share)                                            --         --           --        (1,497)        (1,497)
Common stock issued - dividend
  reinvestment plan                                          (37)        --           --            --            (37)
                                                        ========      =====      =======      ========      =========
Balance, March 31, 1999                                 $ 36,864      $(793)     $ 1,434      $ 86,686      $ 124,191
                                                        ========      =====      =======      ========      =========

Consolidated Statements of Cash Flows
Second Bancorp Incorporated and Subsidiary

                                                                  For the Three Months Ended
                                                                 --------------------------
(Dollars in thousands)                                           March 31          March 31
Operating Activities                                               1999              1998
-------------------------------------------------------------------------------------------
  Net income                                                     $   4,115         $  3,665
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                                          829              859
    Provision for depreciation                                         699              639
    Provision for amortization of intangibles                          171              202
    Net (increase) decrease in servicing rights                       (118)               8
    Amortization of investment discount and premium                    (19)            (619)
    Deferred income taxes                                                0               89
    Securities gains                                                  (111)            (128)
    Other gains, net                                                  (400)            (275)
    Increase in interest receivable                                   (282)          (1,231)
    Increase in interest payable                                       641              574
    Originations of loans held-for-sale                            (22,227)          (7,999)
    Proceeds from sale of loans held-for-sale                       22,627            8,274
    Decrease in other assets                                            69            2,178
    (Decrease) increase in other liabilities                          (833)           2,153
                                                                 ---------         --------
    Net Cash provided by  operating activities                       5,161            8,389

Investing Activities
--------------------------------------------------------
  Proceeds from maturities of securities -                          43,272           26,113
     available-for-sale
  Proceeds from maturities of securities -                               0           18,272
     held-to-maturity
  Proceeds from sales of securities - available-for-sale            34,436            3,086
  Purchases of securities - available-for-sale                    (117,488)         (48,164)
  Purchases of securities - held-to-maturity                             0          (12,134)
  Net decrease (increase) in revolving credit receivables              380             (135)
  Net increase in loans                                             (4,914)         (42,401)
  Net increase in premises and equipment                            (1,668)            (672)
                                                                 ---------         --------
    Net cash used by investing activities                          (45,982)         (56,035)

Financing Activities
--------------------------------------------------------
  Net decrease in demand deposits, insured money market
    And interest checking accounts and savings deposits            (19,573)         (20,031)
  Net decrease in time deposits                                    (10,552)          (8,356)
  Net increase in federal funds purchased
    And securities sold under agreements to repurchase              21,513           23,988
  Net increase (decrease) in borrowings                                488             (454)
  Net advances from Federal Home Loan Bank                          34,877           51,136
  Cash dividends                                                    (1,497)          (1,200)
  Common stock activity - options and dividend
       reinvestment plan                                               (37)             691
                                                                 ---------         --------
    Net cash provided by financing activities                       25,219           45,774
                                                                 ---------         --------
    Decrease in cash and cash equivalents                          (15,602)          (1,872)
                                                                 ---------         --------
Cash and cash equivalents at beginning of year                      49,478           42,924
                                                                 ---------         --------
    Cash and cash equivalents at end of period                   $  33,876         $ 41,052
                                                                 =========         ========

Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $0 and $905,000 for the three months ended March 31, 1999 and 1998, respectively and 2) Interest - $12,357,000 and $10,981,000 for the three months ended March 31, 1999 and 1998, respectively.

Notes to Consolidated Financial Statements (unaudited) Second Bancorp Incorporated and Subsidiary
March 31, 1999
(Dollars in thousands)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - PER SHARE DATA

The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period.

NOTE C - ACQUISITIONS

On August 20, 1998, the Company completed the acquisition of Enfin, Inc. and its subsidiary, Enterprise Bank. The acquisition was accounted on a pooling-of-interest accounting basis and, therefore, all historical financial presentations have been restated to reflect the pooling-of-interests accounting method. On November 19, 1998, the Company completed the acquisition of Trumbull Financial Corporation and its subsidiary, Trumbull Savings and Loan. The acquisition was accounted on a pooling-of-interest accounting basis and, therefore, all historical financial presentations have been restated to reflect the pooling-of-interests accounting method.

NOTE D - COMPREHENSIVE INCOME

During the first three months of 1999 and 1998, total comprehensive income amounted to $2,452 and $2,988. The components of comprehensive income, net of tax, for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                                           1999          1998
                                                          ------        ------
Net income                                                $4,115        $3,665
Unrealized losses on available-for-sale securities         1,663           677
                                                          ------        ------
Comprehensive income                                      $2,452        $2,988
                                                          ======        ======

Accumulated other comprehensive income, net of related tax, at March 30, 1999, December 31, 1998 and March 31, 1998 totaled $1,434, $3,097 and $2,155, respectively and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax.

Disclosure of reclassification amounts:

                                                                   January 1 to     January 1 to
                                                                 March 31, 1999    March 31, 1998
                                                                 --------------    --------------
Unrealized holding (losses) gains arising during the period          $(1,774)          $(805)
Less: reclassification for gains included in net income                 (111)           (128)
                                                                     -------           -----
Net unrealized (losses) gains on available-for-sale securities       $(1,663)          $(677)
                                                                     =======           =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations Second Bancorp Incorporated and Subsidiary

General

Second Bancorp Incorporated, (the "Company") is a one-bank holding company which owns The Second National Bank of Warren (the "Bank"), a Warren, Ohio based commercial bank. Operating through thirty- four branches and one loan production office, the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern Ohio.

The Bank focuses its marketing efforts primarily on local independent and professional firms and individuals that are the owners and principals of such firms. The Bank has emphasized commercial lending and market area expansion.

Financial Condition

At March 31, 1999, the Company had consolidated total assets of $1.46 billion, deposits of $1.07 billion and shareholders' equity of $124 million. Since March 31, 1998, total assets have decreased by 2.9%. Gross loans have grown by 5% during the past year to $975 million. Within the loan totals, real estate loan balances have increased by 9% to $374 million as of March 31, 1999 while consumer lending has declined by $14 million to $220 million as of the same date. The decline in consumer loan balances reflects the Bank's reduced focus on indirect automobile lending and commitment to improved credit quality within that portfolio. Commercial loan balances have increased by $29 million, or 8% over the past year and now total $380 million.

Funding growth has primarily been generated through core deposits (DDA, NOW and savings balances). Advances from the Federal Home Loan Bank ("FHLB") have declined by approximately $20 million over the past year. Higher cost funding via time deposits has also declined by $39 million over the same period.

Results of Operations

General. The Company achieved net income of $4,115,000 for the first quarter of 1999, 12% greater than the $3,665,000 earned during the same period last year. All historical financial presentations have been restated to reflect the pooling-of-interests accounting method used for both the Enfin Inc. and Trumbull Financial Corporation acquisitions that occurred in 1998. On a per share basis, diluted earnings for the quarter were $.38, 12% greater than the $.34 per share reported for the first quarter of 1998. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.14% and 13.25%, respectively for the first quarter of 1999 compared to .99% and 11.94% for last year's first quarter. Net interest income decreased by 2.9% to $12,515,000 for the first quarter of 1999, reflecting the smaller asset size. Non-interest income, excluding security gains, increased 29.3% from a year ago with increases in income from trust services, sales of mutual funds and annuities, SBA and real estate loans as well as increased income from bank owned life insurance. Non-interest expenses declined 1.3% from the same period a year ago, indicating the Company's continued successful efforts reduce costs and capitalize on synergies from the acquisitions.

Asset Quality. The reserve for loan losses was 1.18% of total loans at the end of the first quarter of 1998. The reserve was .97% of total loans at March 31, 1998. Non-accrual loans have declined significantly over the past year and total $4,125,000 as of March 31, 1999 versus $5,617,000 as of the same date last year. Net charge-offs also declined significantly and averaged an annualized .01% of average loans for the first quarter, which is a historically low level for the Company. Net charge-offs averaged .30% of average loans for the first quarter of 1998.

Net Interest Income. Net interest income for the first quarter of 1999 decreased by 2.98% from the same period last year to $12,515,000. The decrease was derived from a decrease of 3.4% in average earning assets to $1.35 billion. The decline was primarily related to shrinkage in FHLB borrowings and security balances from Trumbull Financial Corporation prior to the November 19, 1998 acquisition. An increase in the net interest margin from 3.82% to 3.88% helped to offset the decline in average earning assets. An increase in the loan-to-asset ratio from 60.9% to 67.3% generated the improvement in the net interest margin.

Non-interest Income. Non-interest income showed significant improvement over the past year. For the first quarter of 1999, fees from trust services increased by $117,000, or 17%, over the first quarter of 1998. Other income totaled $1,466,000 for the first quarter of 1999 versus $844,000 for the same period in 1998. Sales of SBA and real estate loans, sales of alternative investment products and income from the increase in cash surrender value from bank owned life insurance helped generate the increase in other income. Security sales for the quarter generated $111,000 in income versus $128,000 in gains for the first quarter of 1998. Deposit services charges declined by $11,000 compared to the first quarter of 1998.

Non-interest Expense. Expenses for the first quarter of 1999 were 1.3% lower than for the same period in 1998. Small increases in salaries and employee benefits (.3%) along with equipment expense (6.7%) related to the companies migration of data processing and information management systems to an in-house environment and were the only expense categories to increase. Net occupancy costs were unchanged from a year earlier, while all other cost categories declined versus the previous year.

Shareholders' equity has increased by .6% over the past year, with retained earnings also increasing by .7%. The slight rise in both balances is attributable to the merger cost of $6.6 million incurred during the second half of 1998 associated with the tow acquisitions. Accumulated other comprehensive income, which consists of unrealized gains on available-for-sale securities, totaled $1,434,000 as of March 31, 1999.


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

Year 2000:

Due to the approach of the Year 2000, the Company is exposed to risks that equipment or software applications will not be able to distinguish the year 2000 from the year 1900 and will not function properly. To address the issue, the Company has initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software used by the Company. The software utilized is primarily originated and serviced by external providers. The Company is communicating with those providers to ensure that appropriate steps are being taken to remedy any Year 2000 issues. The Company has in place a steering committee to oversee the Year 2000 readiness effort and has a formal plan in place addressing the issue. Contingency planning efforts are part of the plan are substantially completed for all major operations and functions of the Company. Company-wide in-house testing has begun and is ongoing. The Company is also in contact with its corporate customers, communicating the issues involved with the Year 2000 issue and assessing their state of readiness. The total anticipated capital expenditure associated with Year 2000 readiness is expected to be approximately $1.4 million. Of this amount, approximately $900,000 has been expended to date, with $72,000 being expended in 1999. Operating expenses are estimated to be minimal, including two full time employees dedicated to the project. Operating expenses incurred for the first three months of 1999 are approximately $22,000 ($84,000 life to date) with an additional $56,000 expected through completion of the project.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would decrease by 1.6% if interest rates would immediately rise by 200 basis points. It projects a decrease in net income of 1.4% if interest rates would immediately fall by 200 basis points. Management believes this reflects a low level of risk from interest rate movements and within management approved guideline levels for the one-year time horizon. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of long-term fixed rate mortgages through the secondary mortgage market. Although the Corporation has available to it the use of off-balance sheet swap instruments to manage interest rate risk, these instruments are historically rarely utilized. Management expects interest rates to be relatively stable during 1999 and believes that the current modest level of interest rate risk is appropriate.

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

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders (a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting was held on March 11, 1999. The results of the votes on the matters presented to shareholders are as follows: Of the 10,600,478 issued and outstanding shares eligible to vote, 9,514,400.529 were represented at the meeting. The shareholders approved Proposal 1 regarding the amendment to the Articles of Incorporation to increase the number of authorized shares from 20 million shares to 30 million shares with votes "for" of 8,513,772.529, votes "against" of 888,689 and votes "abstained" of 84,040. The shareholders did not approve Proposal 2 to amend the Regulations of the Company that gives the Board of Directors greater discretion in changing the number of directors and makes the Company's Regulations consistent with its Articles of Incorporation with votes "for" of 7,495,042.529, votes "against" of 823,500 and votes "abstained" of 95,190. The shareholders did not approve Proposal 3 to amend the Articles of Incorporation to increase the number of classes of directors into which the Board of Directors in divided from two classes to three classes with votes "for" of 7,031,076.529, votes "against" of 1,229,359 and votes "abstained" of 153,401. For Proposals 2 and 3, a "super majority" favorable vote of 75% of eligible shares were required for passage. The shareholders approved Proposal 4 to elect a Board of Directors consisting of ten directors with votes as follows:

Share voted "FOR" Dr. David A. Allen            9,300,508.529
Share voted "FOR" John L. Pogue                 9,301,259.529
Share voted "FOR" R. J. Wean, III               9,302,885.529
Share voted "FOR" Robert J. Webster             9,302,362.529
Share voted "FOR" Jack Gibson                   9,303,452.529
Share voted "FOR" Norman C. Harbert             9,303,307.529
Share voted "FOR" James R. Izant                8,877,027.529
Share voted "FOR" John A. Anderson              9,301,607.529
Share voted "FOR" Alan G. Brant                 9,300,916.529
Share voted "FOR" Phyllis J. Izant              9,206,048.529

The shareholders approved Proposal 5 to ratify the appointment of Ernst & Young LLP as the independent Certified Public Accountants of the Company with votes "for" of 9,268,393.529, votes "against" of 131,920 and votes "abstained" of 85,549.

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
(11) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: May 14, 1999                          /s/ David L.  Kellerman
      -------------------------------------------------------------
                          David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.