Form 10-Q
period 1999-06-30
SECOND BANCORP INC
filed 1999-08-13
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended June 30, 1999

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934. For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                           SECOND BANCORP INCORPORATED
             (exact name of registrant as specified in its charter)

Ohio                                                   34-1547453
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
in Company or organization)                         Identification No.)


108 Main Ave. Warren, Ohio                              44482-1311
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

 Yes x No
 --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value - 10,706,550 shares outstanding as of July 31, 1999.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

INDEX                                                                        Page
                                                                            Number
                                                                            ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated balance sheets -
June 30, 1999 and 1998 and December 31, 1998..................................  3

Consolidated statements of income -
         Three and six months ended June 30, 1999 and 1998....................  4

Consolidated statement of shareholders' equity -
         Six months ended June 30, 1999 and 1998..............................  5

Consolidated statements of cash flows -
         Six months ended June 30, 1999 and 1998..............................  6

Notes to consolidated financial statements - June 30, 1999....................  7

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..............  8-10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .......................................... 11
         Item 2.  Changes in Securities     .................................. 11
         Item 3.  Defaults upon Senior Securities    ......................... 11
         Item 4.  Submission of Matters to a Vote of Security
                  Holders..................................................... 11
         Item 5.  Other Information .......................................... 11
         Item 6.  Exhibits and Reports on Form 8-K   ......................... 11

         SIGNATURES                 .......................................... 12

         Statement 11 Re: Computation of Earnings Per Share .................. 13

         Schedule 27                .......................................... 14


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
Second Bancorp Incorporated and Subsidiary

                                                                         June 30     December 31      June 30
                                                                    ------------------------------------------
(Dollars in thousands)                                                     1999          1998           1998
--------------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------
Cash and due from banks                                               $   35,111     $   45,478     $   42,095
Federal funds sold                                                             0          4,000         15,070
Securities:
        Available-for-sale (at market value)                             384,819        354,415        329,925
        Held-to-maturity (market value of $134,289)                            0              0        134,351
Loans                                                                  1,002,175        970,853        958,607
Less reserve for loan losses                                              11,872         10,739          9,106
                                                                      ----------     ----------     ----------
        Net loans                                                        990,303        960,114        949,501
Premises and equipment                                                    18,276         17,119         17,429
Accrued interest receivable                                                8,941          8,709          6,728
Goodwill and intangible assets                                             5,878          5,749          6,069
Other assets                                                              38,888         34,649         20,586
                                                                      ----------     ----------     ----------
                             Total assets                             $1,482,216     $1,430,233     $1,521,754
                                                                      ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------
Deposits:
        Demand - non-interest bearing                                 $  110,369     $  115,624     $  103,860
        Demand - interest bearing                                         89,605        101,080         93,175
        Savings                                                          288,893        274,728        260,631
        Time deposits                                                    596,301        611,158        633,379
                                                                      ----------     ----------     ----------
            Total deposits                                             1,085,168      1,102,590      1,091,045

Federal funds purchased and securities sold under
        agreements to repurchase                                         134,985        122,482        166,118
Other borrowed funds                                                       4,812            861          6,091
Federal Home Loan Bank advances                                          127,533         72,782        122,506
Accrued expenses and other liabilities                                     7,703          8,245          9,245
                                                                      ----------     ----------     ----------
                    Total liabilities                                  1,360,201      1,306,960      1,395,005

Shareholders' equity:
        Preferred stock, no par value;
            Series A: 1,500,000 shares authorized in June 1998;
                    718,750 issued and 0 shares outstanding                                                  0
            Series B: 1,500,000 shares authorized in June 1998                                               0
        Common stock, no par value; 20,000,000 shares
            authorized; 10,754,450; 10,738,850 and 10,720,328
            shares issued, respectively                                   36,953         36,901         36,797
        Treasury stock, 50,400 shares                                       (793)          (793)          (793)
        Net unrealized holding (loss) gains on
            available-for-sale securities, net of tax                     (3,670)         3,097          2,555
        Retained earnings                                                 89,525         84,068         88,190
                                                                      ----------     ----------     ----------
                    Total shareholders' equity                           122,015        123,273        126,749
                                                                      ----------     ----------     ----------
                            Total liabilities and shareholders'
                             equity                                   $1,482,216     $1,430,233     $1,521,754
                                                                      ==========     ==========     ==========


See notes to consolidated financial statements

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Income

                                                        For the Three Months            For the Six Months
(Dollars in thousands,                                     Ended June 30                  Ended June 30
                                                     -----------------------          -----------------------
 except per share data)                                1999            1998               1999        1998
----------------------------------------------------------------------------          -----------------------
INTEREST INCOME
-------------------------------------------------
  Loans (including fees):
    Taxable                                         $ 19,697        $ 19,840         $ 39,583      $ 39,147
    Exempt from federal income taxes                     168             240              359           362
  Securities:
    Taxable                                            4,602           6,114            8,917        12,886
    Exempt from federal income taxes                     964             821            1,889         1,611
  Federal funds sold                                     (26)            151              169           273
                                                     -----------------------          ---------------------
      Total interest income                           25,405          27,166           50,917        54,279
INTEREST EXPENSE
-------------------------------------------------
  Deposits                                            10,318          10,872           20,662        21,911
  Federal funds purchased and securities
    sold under agreements to repurchase                1,458           1,703            2,855         3,436
  Other borrowed funds                                    33              49               64            82
  Federal Home Loan Bank advances                      1,473           1,676            2,698         3,095
                                                     -----------------------          ---------------------
      Total interest expense                          13,282          14,300           26,279        28,524
                                                     -----------------------          ---------------------
      Net interest income                             12,123          12,866           24,638        25,755
Provision for loan losses                                844             881            1,673         1,740
                                                     -----------------------          ---------------------
      Net interest income after provision for loan
      losses                                          11,279          11,985           22,965        24,015
NON-INTEREST INCOME
------------------------------------------------------
  Service charges on deposit accounts                  1,103           1,025            2,056         1,989
  Trust fees                                             895             677            1,690         1,355
  Security gains                                          64              35              175           163
  Other operating income                               1,964           1,158            3,430         2,002
                                                     -----------------------          ---------------------
      Total non-interest income                        4,026           2,895            7,351         5,509
NON-INTEREST EXPENSE
-------------------------------------------------
  Salaries and employee benefits                       4,559           4,828            9,253         9,507
  Net occupancy                                        1,027           1,008            2,021         2,002
  Equipment                                              843             774            1,697         1,574
  Professional services                                  420             474              878           970
  Assessment on deposits and other taxes                 369             395              800           834
  Amortization of goodwill and other intangibles         171             202              342           403
  Other operating expenses                             2,037           2,497            3,951         4,534
                                                     -----------------------          ---------------------
      Total non-interest expense                       9,426          10,178           18,942        19,824
                                                     -----------------------          ---------------------
Income before federal income taxes                     5,879           4,702           11,374         9,700
Income tax expense                                     1,541           1,317            2,921         2,650
                                                     -----------------------          ---------------------
Net income                                           $ 4,338         $ 3,385          $ 8,453       $ 7,050
                                                     =======================          =====================

NET INCOME PER COMMON SHARE:
      Basic                                            $0.41           $0.32            $0.79         $0.66
      Diluted                                          $0.40           $0.32            $0.79         $0.66
Weighted average common shares outstanding:
      Basic                                       10,697,333      10,660,154       10,692,916    10,644,148
      Diluted                                     10,755,941      10,750,500       10,747,670    10,741,865

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Second Bancorp, Inc. and Subsidiary

                                                                          Accumulated
                                                                             Other
                                           Preferred  Common   Treasury  Comprehensive  Retained           Comprehen-
(Dollars in thousands)                       Stock     Stock     Stock   Income (Loss)  Earnings    Total  sive Income
----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                  $      -   $ 35,354   $  (793)    $ 2,832    $ 83,590   $120,983
Comprehensive income:
  Net income                                                                              7,050      7,050    $ 7,050
  Other comprehensive income, net of tax
    Change in unrealized market value
      adjustment on securities available-
      for-sale, net of tax                                                     (277)                  (277)      (277)
                                                                                                              -------
Comprehensive income                                                                                          $ 6,773
                                                                                                              =======
Cash dividends declared:
  Common stock ($.23 per share)                                                          (2,450)    (2,450)
Exercise of stock options                                 254                                          254
Common stock issued - dividend
reinvestment plan                                       1,189                                        1,189
                                          ----------------------------------------------------------------
Balance, June 30, 1998                    $      -     36,797   $  (793)    $ 2,555    $ 88,190   $126,749
                                          ================================================================

Balance, January 1, 1999                             $ 36,901   $  (793)    $ 3,097    $ 84,068   $123,273
Comprehensive income:
Net income                                                                                8,453      8,453    $ 8,453
  Other comprehensive income, net of tax
    Change in unrealized market value
      adjustment on securities available-
      for-sale, net of tax                                                   (6,767)                (6,767)    (6,767)
                                                                                                              -------
Comprehensive income                                                                                          $ 1,686
                                                                                                              =======
Cash dividends declared: common ($.28 per
share)                                                                                   (2,996)    (2,996)
Common stock issued - dividend
reinvestment plan                                          52                                           52
                                                     -----------------------------------------------------
Balance, June 30, 1999                               $ 36,953   $  (793)    $(3,670)   $ 89,525   $122,015
                                                     =====================================================

Consolidated Statements of Cash Flows
Second Bancorp Incorporated and Subsidiary

                                                                For the Six Months Ended
                                                           -------------------------------
(Dollars in thousands)                                          June 30           June 30
Operating Activities                                              1999              1998
------------------------------------------------------------------------------------------
  Net income                                                     $8,453             $7,050
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                                     1,673              1,740
    Provision for depreciation                                    1,390              2,257
    Provision for amortization of intangibles                       342                441
    Net (increase) decrease in servicing rights                    (471)               521
    Amortization of investment discount and premium                 (52)            (1,029)
    Deferred income taxes                                            36               (277)
    Securities gains                                               (175)              (233)
    Other gains, net                                             (1,015)              (891)
    (Increase) decrease in interest receivable                     (232)             2,054
    Increase in interest payable                                    899                546
    Originations of loans held-for-sale                         (57,483)           (39,470)
    Proceeds from sale of loans held-for-sale                    58,498             40,361
    (Increase) decrease in other assets                            (626)             1,669
    Decrease in other liabilities                                (1,441)              (202)
                                                           -------------------------------
    Net Cash provided by  operating activities                    9,796             14,537

Investing Activities
--------------------------------------------------------
  Proceeds from maturities of securities -
    available-for-sale                                           82,103             51,233
  Proceeds from maturities of securities -
    held-to-maturity                                                  0             47,606
  Proceeds from sales of securities - available-for-sale         40,646             36,389
  Purchases of securities - available-for-sale                 (163,342)          (108,619)
  Purchases of securities - held-to-maturity                          0            (12,384)
  Net increase in revolving credit receivables                     (703)            (1,660)
  Net increase in loans                                         (31,159)           (73,414)
  Net increase in premises and equipment                         (2,547)            (4,764)
                                                           -------------------------------
    Net cash used by investing activities                       (75,002)           (65,613)

Financing Activities
--------------------------------------------------------
  Net decrease in demand deposits, insured money market
    And interest checking accounts and savings deposits          (2,565)           (12,021)
  Net decrease in time deposits                                 (14,857)           (14,629)
  Net increase in federal funds purchased
    And securities sold under agreements to repurchase           12,503             44,041
  Net increase in borrowings                                      3,951              2,534
  Net advances from Federal Home Loan Bank                       54,751             46,400
  Cash dividends                                                 (2,996)            (2,451)
  Common stock activity - options and dividend
       Reinvestment plan                                             52              1,443
                                                           -------------------------------
    Net cash provided by financing activities                    50,839             65,317
                                                           -------------------------------
    (Decrease) increase in cash and cash equivalents            (14,367)            14,241
                                                           -------------------------------
Cash and cash equivalents at beginning of year                   49,478             42,924
                                                           -------------------------------
    Cash and cash equivalents at end of period                  $35,111            $57,165
                                                           ===============================

Supplementary Cash Flow Information:
Cash paid for 1) Federal Income taxes - $2,974,000 and $3,214,000 for the six months ended June 30, 1999 and 1998, respectively and 2) Interest - $25,792,000 and $28,458,000 for the six months ended June 30, 1999 and 1998, respectively.

Notes to Consolidated Financial Statements (unaudited)
Second Bancorp Incorporated and Subsidiary
June 30, 1999
(Dollars in thousands)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE D - COMPREHENSIVE INCOME
During the first six months of 1999 and 1998, total comprehensive income amounted to $1,686 and $6,773, respectively. The components of comprehensive income, net of tax, for the six-month periods ended June 30, 1999 and 1998 are as follows:

                                                           1999         1998
                                                       ----------------------
Net income                                               $ 8,453      $ 7,050
Unrealized (losses) on available-for-sale securities      (6,767)        (277)
                                                         -------      -------
Comprehensive income                                     $ 1,686      $ 6,773
                                                         =======      =======

Accumulated other comprehensive income (loss), net of related tax, at June 30, 1999, December 31, 1998 and June 30, 1998 totaled $(3,670), $3,097 and $2,555, respectively and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax.

Disclosure of reclassification amounts:

                                                          January 1 to     January 1 to
                                                          June 30, 1999     June 30, 1998
                                                         --------------------------------
Unrealized holding (losses) arising during the period        $(6,942)     $  (440)
Less: reclassification for gains included in net income         (175)        (163)
                                                             -------      -------
Net unrealized (losses) on available-for-sale securities     $(6,767)     $  (277)
                                                             =======      =======

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

Financial Condition
At June 30, 1999, the Company had consolidated total assets of $1.48 billion, deposits of $1.085 billion and shareholders' equity of $122 million. Since June 30, 1998, total assets have decreased by 2.6%. Gross loans have grown by 4.5% during the past year to exceed $1 billion for the first time. Within the loan totals, second quarter 1999 average real estate loan balances have increased by 12.8% while average commercial loan balances have increased by 9.8% since the second quarter of last year to $389 million. Average consumer loan balances have declined by $15 million to $220 million for the second quarter of 1999 and reflects the Bank's reduced focus on indirect automobile lending and commitment to improved credit quality within that portfolio.

Funding growth has primarily been generated through core deposits (DDA and savings balances up 6.3% and 10.8%, respectively). Advances from the Federal Home Loan Bank ("FHLB") have increased by approximately $5 million, or 4.1%, over the past year. Higher cost funding via time deposits has declined by $37 million, or 6.2%, over the same period.

Results of Operations
General. The Company achieved net income of $4,338,000 for the second quarter of 1999, 28% greater than the $3,385,000 earned during the same period last year. All historical financial presentations have been restated to reflect the pooling-of-interests accounting method used for both the Enfin Inc. and Trumbull Financial Corporation acquisitions that occurred in 1998. On a per share basis, diluted earnings for the quarter were $.40, 25% greater than the $.32 per share reported for the second quarter of 1998. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.18% and 13.86%, respectively for the second quarter of 1999 compared to .91% and 10.80% for last year's second quarter. Net interest income decreased by 5.8% to $12,123,000 for the second quarter of 1999, reflecting a 1.8% decline in average earning assets and a 13 basis point decline in the net interest margin. Non-interest income, excluding security gains, increased 38.5% from a year ago with increases in income from trust services, sales of mutual funds, annuities and real estate loans as well as increased income from bank owned life insurance. Non-interest expenses declined 7.4% from the same period a year ago, indicating the Company's continued successful efforts reduce costs and capitalize on synergies from the acquisitions.

For the first six months of 1999, the Company achieved net income of $8,453,000, 19.9% greater than the $7,050,000 earned during the same period last year. On a per share basis, diluted earnings were $.79, up 19.7% from the $.66 per share reported for the first six months of 1998. ROA and ROE were 1.17% and 13.70%, respectively for the first six months of 1999, compared to .95% and 11.36% for the same period last year. Net interest income decreased by 4.3% to $24,638,000 for the first six months of 1999, reflecting a 2.6% decline in average earning assets and a 3 basis point decline in the net interest margin. Non-interest income increased 34.2% from a year ago with increases in income from trust services, service charge on deposits, gains on the sale of real estate loans as well as increased income from bank owned life insurance. Non-interest expenses were 4.5% lower than the previous year.

Asset Quality. The reserve for loan losses was 1.20% of total loans at the end of the second quarter of 1999 and is substantially higher than a year ago due to lower net charge-offs in the first half of 1999. The reserve was .96% of total loans at June 30, 1998. Non-accrual loans have declined significantly over the past year and total $4,295,000 as of June 30, 1999 versus $5,173,000 as of the same date last year. Net charge-offs also declined significantly and averaged an annualized .21% of average loans for the second quarter versus .34% for the second quarter of 1998. Net charge-offs for the first half of 1999 were .11% of average loans compared to .32% for the first six months of 1998.

Net Interest Income. Net interest income for the second quarter of 1999 decreased by 5.8% from the same period last year to $12,123,000. The decrease was derived from a decrease of 1.8% in average earning assets to $1.38 billion. The decline was primarily related to shrinkage in time deposit and security balances since the Trumbull Financial Corporation acquisition in the fourth quarter of 1998. A decline in the net interest margin from 3.81% to 3.68% also contributed to the decline in net interest income. The decline in the net interest margin resulted from a lower level of lending activity in the second quarter of 1999. Similarly, net interest income for the first half of 1999 decreased by 4.3% to $24,638,000, reflecting a 2.6% decline in average earning assets and a 3 basis point decline in the net interest margin.

Non-interest Income. Non-interest income showed significant improvement over the past year. For the second quarter of 1999, fees from trust services increased by $218,000, or 32%, over the second quarter of 1998. Other income totaled $1,964,000 for the second quarter of 1999 versus $1,158,000 for the same period in 1998. Sales of real estate loans, sales of alternative investment products and income from the increase in cash surrender value from bank owned life insurance helped generate the increase in other income. Security sales for the quarter generated $64,000 in income versus $35,000 in gains for the second quarter of 1998. Deposit services charges increased by $78,000, or 7.6%, compared to the second quarter of 1998. For the first half of the year, trust income is up 24.7% and other non-interest income is up 71.3% primarily from the sources identified earlier for the second quarter of 1999.

Non-interest Expense. Expenses for the second quarter of 1999 were 7.4% lower than for the same period in 1998. A decline in salaries and employee benefits ($269,000 or 5.6%) along with declines in professional services, assessment on deposits and other taxes, amortization of goodwill and other operating expenses contributed to the overall decline in expenses and represents efficiencies gained from prior acquisitions. Equipment expense (up 8.9%) and occupancy expense (up 1.9%) are the only categories of expense to experience increases. For the first six months of 1999, expenses are down $882,000 or 4.4%.

Shareholders' equity has decreased by $6.2 million from a year ago, primarily due to the increase in interest rates which has created an unrealized holding loss (accumulated other comprehensive loss) of $3,670,000 as of June 30, 1999 in the available-for-sale security portfolio.

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

Year 2000:
Due to the approach of the Year 2000, the Company is exposed to risks that equipment or software applications will not be able to distinguish the year 2000 from the year 1900 and will not function properly. To address the issue, the Company has initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software used by the Company. The software utilized is primarily originated and serviced by external providers. The Company is communicating with those providers to ensure that appropriate steps are being taken to remedy any Year 2000 issues. The Company has in place a steering committee to oversee the Year 2000 readiness effort and has a formal plan in place addressing the issue. The Awareness phase continues with inclusion of communications with all retail and commercial customers and employees. The verification of Year 2000 readiness status for hardware and software continues in the Assessment phase. Additional hardware upgrades and replacements are in progress with the Renovation effort. Implementation is ongoing as software upgrades are made. The Validation phase has progressed with completion of testing of most major third parties. Post-Implementation, or Contingency planning efforts have developed a full Business Resumption Contingency Plan. The total anticipated capital expenditure associated with Year 2000 readiness is expected to be approximately $1.4 million. Of this amount, approximately $900,000 has been expended to date, with $107,000 being expended in 1999. Operating expenses are estimated to be minimal, including two full time employees dedicated to the project. Operating expenses incurred for the first six months of 1999 are approximately $30,000 ($92,000 life to date) with an additional $56,000 expected through completion of the project.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would decrease by 2.2% if interest rates would immediately rise by 200 basis points. It projects a decrease in net income of .2% if interest rates would immediately fall by 200 basis points. Management believes this reflects a low level of risk from interest rate movements and within management approved guideline levels of +/- 3% for the one-year time horizon. Similarly, the most recent model projects net interest income would decrease by 1.4% if interest rates would immediately rise by 200 basis points. It projects an increase in net interest income of .1% if interest rates would immediately fall by 200 basis points. Management believes this reflects a low level of risk from interest rate movements and within management approved guideline levels of +/- 2% for the one-year time horizon. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of long-term fixed rate mortgages through the secondary mortgage market. Although the Corporation has available to it the use of off-balance sheet swap instruments to manage interest rate risk, these instruments are historically rarely utilized. Management expects interest rates to be relatively stable with an upwards bias during 1999 and believes that the current modest level of interest rate risk is appropriate.

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

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -
(a) - (d) Second Bancorp, Incorporated's Annual Shareholders Meeting was held on March 11, 1999. The results of the votes on the matters presented to shareholders were included in the Form 10Q for the period ended March 31, 1999.

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
(11) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: August 13, 1999                           /s/ David L.  Kellerman
      ----------------------------------------------------------------
                                                 David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.

Statement 11 Re: Computation of Earnings Per Share
Second Bancorp Incorporated and Subsidiary

                                               For the Three Months Ended           For the Six Months Ended
                                              ----------------------------        ----------------------------
                                                June 30           June 30           June 30          June 30
                                                  1999             1998              1999             1998
                                                -------           -------           -------          -------
(Dollars in thousands, except per share
data)
BASIC:
Weighted  average shares issued               10,747,733        10,710,554        10,743,316        10,694,548
Less: Treasury shares                            (50,400)          (50,400)          (50,400)          (50,400)
                                              ----------------------------        ----------------------------
Net Weighted average shares outstanding       10,697,333        10,660,154        10,692,916        10,644,148
                                              ============================        ============================
Net income                                        $4,338            $3,385            $8,453            $7,050
                                              ============================        ============================
Basic Earnings Per Share                           $0.41             $0.32             $0.79             $0.66
                                              ============================        ============================

DILUTED:
Weighted  average shares issued               10,747,733        10,710,554        10,743,316        10,694,548
Less: Treasury shares                            (50,400)          (50,400)          (50,400)          (50,400)
Net effect of dilutive stock options -
  based on the treasury stock method
  using average market price                      58,608            90,346            54,754            97,717
                                              ----------------------------        ----------------------------
                                              10,755,941        10,750,500        10,747,670        10,741,865
                                              ============================        ============================

Net income                                        $4,338            $3,385            $8,453            $7,050
                                              ============================        ============================

Diluted Earnings Per Share                         $0.40             $0.32             $0.79             $0.66
                                              ============================        ============================