Form 10-Q
period 1999-09-30
SECOND BANCORP INC
filed 1999-11-15
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended September 30, 1999

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the transition period ..... to .....

Commission file number:  0-15624
                         -------

                           SECOND BANCORP INCORPORATED
             (exact name of registrant as specified in its charter)

OHIO                                                        34-1547453
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
in Company or organization)                             Identification No.)


108 Main Ave., Warren, Ohio                                 44482-1311
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


(330) 841-0123
--------------
Registrant's telephone number, including area code


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

YES [X]  NO [ ]
---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value - 10,516,850 shares outstanding as of October 31, 1999.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

INDEX                                                                     Page
                                                                          Number
                                                                          ------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
September 30, 1999 and 1998 and December 31, 1998.........................3

Consolidated statements of income -
     Three and nine months ended September 30, 1999 and 1998 .............4

Consolidated statement of shareholders' equity -
     Nine months ended September 30, 1999 and 1998........................5

Consolidated statements of cash flows -
     Nine months ended September 30, 1999 and 1998........................6

Notes to consolidated financial statements - September 30, 1999...........7

Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations .............8-10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................11
         Item 2.  Changes in Securities ..................................11
         Item 3.  Defaults upon Senior Securities ........................11
         Item 4.  Submission of Matters to a Vote of Security
                  Holders.................................................11
         Item 5.  Other Information ......................................11
         Item 6.  Exhibits and Reports on Form 8-K .......................11

         SIGNATURES ......................................................12

         Statement 11 Re: Computation of Earnings Per Share ..............13

         Schedule 27 .....................................................14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets
Second Bancorp Incorporated and Subsidiary

                                                                         September 30  December 31  September 30
                                                                         -----------------------------------------
(Dollars in thousands)                                                          1999         1998         1998
------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------
Cash and due from banks                                                     $   35,855   $   45,478    $   32,756
Federal funds sold                                                              50,000        4,000        10,246
Securities:
        Available-for-sale (at market value)                                   383,847      354,415       263,283
        Held-to-maturity (market value of $115,052)                                  0            0       114,193
Loans                                                                        1,019,361      970,853       966,522
Less reserve for loan losses                                                    12,049       10,739         9,073
                                                                         -----------------------------------------
        Net loans                                                            1,007,312      960,114       949,501
Premises and equipment                                                          18,147       17,119        18,375
Accrued interest receivable                                                      9,072        8,709         6,592
Goodwill and intangible assets                                                   6,019        5,749         5,729
Other assets                                                                    39,995       34,649        20,223
                                                                         -----------------------------------------
                              Total assets                                  $1,550,247   $1,430,233    $1,428,846
                                                                         =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------
Deposits:
        Demand - non-interest bearing                                       $  105,047   $  115,624       $99,904
        Demand - interest bearing                                               89,850      101,080        91,427
        Savings                                                                274,245      274,728       265,441
        Time deposits                                                          637,207      611,158       613,437
                                                                         -----------------------------------------
             Total deposits                                                  1,106,349    1,102,590     1,070,209

Federal funds purchased and securities sold under
        agreements to repurchase                                               122,502      122,482       131,204
Other borrowed funds                                                             6,322          861         4,200
Federal Home Loan Bank advances                                                187,406       72,782        83,058
Accrued expenses and other liabilities                                           8,669        8,245         9,809
                                                                         -----------------------------------------
                     Total liabilities                                       1,431,248    1,306,960     1,298,480

Shareholders' equity:
        Preferred stock, no par value;
             Series A: 1,500,000 shares authorized at September 1998;
                     718,750 issued and 0 shares outstanding                                                    0
             Series B: 1,500,000 shares authorized at September 1998                                            0
        Common stock, no par value; 30,000,000 shares
             authorized; 10,756,950; 10,738,850 and 10,738,850
             shares issued, respectively                                        36,931       36,901        37,012
        Treasury stock, 231,700; 50,400 and 50,400 shares, respectively        (5,357)        (793)         (793)
        Net unrealized holding (loss) gains on
             available-for-sale securities, net of tax                         (5,038)        3,097         4,464
        Retained earnings                                                       92,463       84,068        89,683
                                                                         -----------------------------------------
                     Total shareholders' equity                                118,999      123,273       130,366
                                                                         -----------------------------------------
                              Total liabilities and shareholders'           $1,550,247   $1,430,233    $1,428,846
                              equity                                     =========================================
See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Income


                                                              For the Three Months              For the Nine Months
                                                              Ended September 30                Ended September 30
(Dollars in thousands,                                --------------------------------    ---------------------------
except per share data)                                         1999            1998              1999          1998
--------------------------------------------------------------------------------------    ---------------------------
INTEREST INCOME
------------------------------------------------------
  Loans (including fees):
    Taxable                                                    $20,195        $20,101           $59,778      $59,248
    Exempt from federal income taxes                               148            187               507          549
  Securities:
    Taxable                                                      4,795          5,486            13,712       18,372
    Exempt from federal income taxes                               960            853             2,849        2,464
  Federal funds sold                                               316            184               485          457
                                                      -------------------------------     --------------------------
      Total interest income                                     26,414         26,811            77,331       81,090
INTEREST EXPENSE
------------------------------------------------------
  Deposits                                                      10,440         10,911            31,102       32,822
  Federal funds purchased and securities
    sold under agreements to repurchase                          1,459          1,671             4,314        5,107
  Other borrowed funds                                              53             43               117          125
  Federal Home Loan Bank advances                                2,114          1,496             4,812        4,591
                                                      -------------------------------     --------------------------
      Total interest expense                                    14,066         14,121            40,345       42,645
                                                      -------------------------------     --------------------------
      Net interest income                                       12,348         12,690            36,986       38,445
Provision for loan losses                                          757          1,951             2,430        3,691
                                                      -------------------------------     --------------------------
      Net interest income after provision for loan              11,591         10,739            34,556       34,754
        losses

NON-INTEREST INCOME
------------------------------------------------------
  Service charges on deposit accounts                            1,130          1,064             3,186        3,053
  Trust fees                                                       950            677             2,640        2,032
  Security gains                                                    55            850               230        1,013
  Other operating income                                         1,810          1,615             5,240        3,617
                                                      -------------------------------     --------------------------
      Total non-interest income                                  3,945          4,206            11,296        9,715
NON-INTEREST EXPENSE
------------------------------------------------------
  Salaries and employee benefits                                 4,747          4,812            14,000       14,319
  Merger costs                                                       0          1,436                 0        1,741
  Net occupancy                                                  1,032            999             3,053        3,001
  Equipment                                                        784            713             2,481        2,287
  Professional services                                            535            461             1,413        1,431
  Assessment on deposits and other taxes                           439            415             1,239        1,249
  Amortization of goodwill and other intangibles                   171            201               513          604
  Other operating expenses                                       1,910          1,878             5,861        6,107
                                                      -------------------------------     --------------------------
      Total non-interest expense                                 9,618         10,915            28,560       30,739
                                                      -------------------------------     --------------------------
Income before federal income taxes                               5,918          4,030            17,292       13,730
Income tax expense                                               1,506          1,195             4,427        3,845
                                                      -------------------------------     --------------------------
Net income                                                      $4,412         $2,835           $12,865       $9,885
                                                      ===============================     ==========================

NET INCOME PER COMMON SHARE:
      Basic                                                      $0.41          $0.27             $1.21        $0.93
      Diluted                                                    $0.41          $0.26             $1.20        $0.92
      Dividends declared                                         $0.14          $0.12             $0.42        $0.35
Weighted average common shares outstanding:
      Basic                                                 10,656,697     10,684,941        10,680,710   10,657,895
      Diluted                                               10,739,085     10,751,190        10,767,686   10,732,550
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Second Bancorp, Inc. and Subsidiary


                                                                          Accumulated
                                                                             Other

                                            Preferred Common   Treasury  Comprehensive  Retained            Comprehen-
(Dollars in thousands)                       Stock     Stock     Stock   Income (Loss)  Earnings    Total   sive Income
------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                     $     -   $35,354   $ (793)     $   2,832   $ 83,590  $120,983
Comprehensive income:

  Net income                                                                                9,885     9,885      $9,885
  Other comprehensive income, net of tax
    Change in unrealized market value
      adjustment on securities
      available-for-sale, net of tax                                             1,632                1,632       1,632
                                                                                                            ------------
Comprehensive income                                                                                          $  11,517
                                                                                                            ============
Cash dividends declared:

  Common stock ($.35 per share)                                                           (3,792)   (3,792)
Exercise of stock options                                  286                                          286
Common stock issued - dividend
  reinvestment plan                                      1,372                                        1,372
                                            ----------------------------------------------------------------
Balance, September 30, 1998                  $     -   $37,012   $ (793)     $   4,464   $ 89,683  $130,366
                                            ================================================================

Balance, January 1, 1999                               $36,901   $ (793)     $   3,097   $ 84,068  $123,273
Comprehensive income:

Net income                                                                                 12,865    12,865    $ 12,865
  Other comprehensive income, net of tax
    Change in unrealized market value
      adjustment on securities
      available-for-sale,  net of tax                                           (8,135)              (8,135)     (8,135)
                                                                                                            ------------
Comprehensive income                                                                                           $  4,730
                                                                                                            ============
Cash dividends declared: common
  ($.42 per share)                                                                         (4,470)   (4,470)
Common stock issued - dividend
  reinvestment plan                                         30                                           30
Repurchase of common shares
  (181,300 shares)                                               (4,564)                             (4,564)
                                                     =======================================================
Balance, September 30, 1999                            $36,931 $ (5,357)   $   (5,038)   $ 92,463  $118,999
                                                     =======================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Second Bancorp Incorporated and Subsidiary


                                                              For the Nine Months Ended
                                                           --------------------------------
(Dollars in thousands)                                     September 30       September 30
Operating Activities                                           1999               1998
-------------------------------------------------------------------------------------------
  Net income                                                     $12,865            $9,885
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                                      2,430             3,691
    Provision for depreciation                                     2,166             2,005
    Provision for amortization of intangibles                        513               604
    Net (increase) decrease in servicing rights                     (783)              659
    Amortization of investment discount and premium                 (171)           (1,540)
    Deferred income taxes                                            104               111
    Securities gains                                                (230)           (1,013)
    Other gains, net                                              (1,658)           (1,738)
    (Increase) decrease in interest receivable                      (363)            2,190
    Increase in interest payable                                   1,048               543
    Originations of loans held-for-sale                          (89,701)         (168,890)
    Proceeds from sale of loans held-for-sale                     91,359           170,628
    (Increase) decrease in other assets                           (1,064)              898
    (Decrease) increase in other liabilities                        (624)              364
                                                           --------------------------------
    Net Cash provided by  operating activities                    15,891            18,397

Investing Activities
-------------------------------------------------------
  Proceeds from maturities of securities -
    available-for-sale                                            99,553           106,041
  Proceeds from maturities of securities -
    held-to-maturity                                                   0            68,081
  Proceeds from sales of securities - available-for-sale          47,140            89,033
  Purchases of securities - available-for-sale                  (188,245)         (146,011)
  Purchases of securities - held-to-maturity                           0           (12,134)
  Net increase in revolving credit receivables                    (1,935)           (3,344)
  Net increase in loans                                          (47,693)          (81,629)
  Net increase in premises and equipment                          (3,194)           (5,458)
                                                           --------------------------------
    Net cash (used by) provided by investing activities          (94,374)           14,579

Financing Activities
-------------------------------------------------------
  Net decrease in demand deposits, insured money market
    and interest checking accounts and savings deposits         (22,290)          (12,915)
  Net increase (decrease) in time deposits                        26,049          (34,571)
  Net increase in federal funds purchased
    and securities sold under agreements to repurchase                20             9,127
  Net increase in borrowings                                       5,461               643
  Net advances from Federal Home Loan Bank                       114,624             6,952
  Cash dividends                                                 (4,470)           (3,792)
  Repurchase of common stock                                     (4,564)                 0
  Common stock activity - options and dividend
       reinvestment plan                                              30             1,658
                                                           --------------------------------
    Net cash provided by (used by) financing activities          114,860          (32,898)
                                                           --------------------------------
    Increase in cash and cash equivalents                         36,377                78
                                                           --------------------------------
Cash and cash equivalents at beginning of year                    49,478            42,924
                                                           --------------------------------
    Cash and cash equivalents at end of period                   $85,855           $43,002
                                                           ================================

Supplementary Cash Flow Information:

Cash paid for 1) Federal Income taxes - $4,427,000 and $3,845,000 for the nine months ended September 30, 1999 and 1998, respectively and 2) Interest - $39,297,000 and $47,521,000 For the nine months ended September 30, 1999 and 1998, respectively.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Second Bancorp Incorporated and Subsidiary
September 30, 1999
(Dollars in thousands)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE D - COMPREHENSIVE INCOME
During the first nine months of 1999 and 1998, total comprehensive income amounted to $1,686 and $6,773, respectively. The components of comprehensive income, net of tax, for the nine-month periods ended September 30, 1999 and 1998 are as follows:

                                                              1999                1998
                                                              --------------------------
Net income                                                    $12,865             $9,885
Unrealized (losses) on available-for-sale securities           (8,135)             1,632
                                                              --------------------------
Comprehensive income                                           $4,730            $11,517
                                                              ==========================

Accumulated other comprehensive income (loss), net of related tax, at September 30, 1999, December 31, 1998 and September 30, 1998 totaled $(5,038), $3,097 and
$4,464, respectively and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax.

Disclosure of reclassification amounts:

                                                                       January 1 to     January 1 to
                                                                       SEPT. 30, 1999   SEPT. 30, 1998
                                                                       -------------------------------
Unrealized holding (losses) gains arising during the period            $(7,905)            $2,645
Less: reclassification for gains included in net income                   (230)            (1,013)
                                                                       ---------------------------
Net unrealized (losses) gains on available-for-sale securities         $(8,135)            $1,632
                                                                       ===========================

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

Financial Condition
At September 30, 1999, the Company had consolidated total assets of $1.55 billion, deposits of $1.106 billion and shareholders' equity of $119 million. Since September 30, 1998, total assets have increased by $121 million or 8.5%. Gross loans have grown by 5.2% during the past year to total $1.007 billion. Within the loan totals, third quarter 1999 average real estate loan balances have increased by 14.1% while average commercial loan balances have increased by 8.3% since the third quarter of last year to $391 million. Average consumer loan balances have declined by $29 million to $214 million for the third quarter of 1999 and reflects the Bank's reduced focus on indirect automobile lending and commitment to improved credit quality within that portfolio.

Funding growth has primarily been generated through core deposits (DDA and savings balances up 2.9% and 8.8%, respectively). Advances from the Federal Home Loan Bank ("FHLB") have increased by approximately $50 million, or 47%, over the past year. The additional FHLB advances were utilized to supply funding for potential Y2K needs and fund acquisition of higher yielding securities. Higher cost funding via time deposits has declined by $14 million, or 2.2%, over the same period.

Results of Operations
General. The Company achieved net income of $4,412,000 for the third quarter of 1999, 55.6% greater than the $2,835,000 earned during the same period last year. All historical financial presentations have been restated to reflect the pooling-of-interests accounting method used for both the Enfin Inc. and Trumbull Financial Corporation acquisitions that occurred in 1998. On a per share basis, diluted earnings for the quarter were $.41, 51.9% greater than the $.27 per share reported for the third quarter of 1998. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.17% and 14.89%, respectively for the third quarter of 1999 compared to .77% and 8.76% for last year's third quarter. Net interest income decreased by 2.7% to $12,348,000 for the third quarter of 1999, reflecting a 15 basis point decline in the net interest margin. Non-interest income, excluding security gains, increased 15.9% from a year ago with increases in income from trust services, service charges on deposit accounts, sales of mutual funds, annuities and real estate loans as well as increased income from bank owned life insurance. Non-interest expenses declined 11.9% from the same period a year ago. Excluding $1,436,000 in merger costs, non-interest expenses increased only $139,000 or 1.5% indicating the Company's continued successful efforts reduce costs and capitalize on synergies from the acquisitions.

Excluding merger-related expenses, net income for the third quarter of 1998 would have been $3,913,000. ROA and ROE would have been 1.07% and 12.09%, respectively. Basic and diluted earnings per share would have been $.37 and $.36, respectively. Net income for the third quarter of 1999 represents a 12.8% improvement over these adjusted numbers for the third quarter of 1998.

For the first nine months of 1999, the Company achieved net income of $12,453,000, 30.1% greater than the $9,885,000 earned during the same period last year. On a per share basis, diluted earnings were $1.20, up 30.4% from the $.92 per share reported for the first nine months of 1998. ROA and ROE were 1.16% and 13.99%, respectively for the first nine months of 1999, compared to
 .89% and 10.47% for the same period last year. Net interest income decreased by 3.8% to $36,986,000 for the first nine months of 1999, reflecting a 1.0% decline in average earning assets and an eight basis point decline in the net interest margin. Non-interest income (excluding non-interest income) increased 27.2% from a year ago with increases in income from trust services, service charge on deposits, gains on the sale of real estate loans as well as increased income from bank owned life insurance. Non-interest expenses were 7.1% lower than the previous year. Excluding $1,741,000 in merger costs, non-interest expenses decreased by $438,000 or 1.5%

Excluding merger-related expenses, net income for the first nine months of 1998 would have been $11,192,000. ROA and ROE would have been 1.01% and 11.85%, respectively. Basic and diluted earnings per share would have been $1.05 and $1.04, respectively. Net income for the first nine months of 1999 represents a 15% improvement over these adjusted numbers for the same period in 1998.

Asset Quality. The reserve for loan losses was 1.18% of total loans at the end of the third quarter of 1999 and is substantially higher than a year ago due to lower net charge-offs in the first nine months of 1999. The reserve was .94% of total loans at September 30, 1998. Non-accrual loans have declined significantly over the past year and total $4,994,000 as of September 30, 1999 versus $6,583,000 as of the same date last year. Net charge-offs also declined significantly and averaged an annualized .23% of average loans for the third quarter versus .83% for the third quarter of 1998. Net charge-offs for the first nine months of 1999 were .15% of average loans compared to .49% for the first nine months of 1998.

Net Interest Income. Net interest income for the third quarter of 1999 decreased by 2.7% from the same period last year to $12,348,000. The decrease was derived from a decrease of 15 basis points in the net interest margin. The decline in the net interest margin resulted from a lower level of lending activity in the third quarter of 1999 as interest rates increased and real estate refinancing activity slowed. Similarly, net interest income for the first nine months of 1999 decreased by 3.8% to $36,986,000, reflecting a 1.0% decline in average earning assets and an eight basis point decline in the net interest margin.

Non-interest Income. Non-interest income showed significant improvement over the past year. For the third quarter of 1999, fees from trust services increased by $273,000, or 40%, over the third quarter of 1998. Other income totaled $1,810,000 for the third quarter of 1999 versus $1,615,000 for the same period in 1998. Sales of real estate loans, sales of alternative investment products and income from the increase in cash surrender value from bank owned life insurance helped generate the increase in other income. Security sales for the quarter generated $55,000 in income versus $850,000 in gains for the third quarter of 1998. Deposit services charges increased by $66,000, or 6.2%, compared to the third quarter of 1998. For the first nine months of the year, trust income is up 29.9% and other non-interest income is up 44.9% primarily from the sources identified earlier for the third quarter of 1999.

Non-interest Expense. Expenses for the third quarter of 1999 were 11.9% lower than for the same period in 1998. Excluding merger costs of $1,436,000 in 1998, expenses were up $139,000 or 1.5%. Salaries and employee benefits declined by 1.4% while most other expense categories realized modest increases. For the first nine months of the year, total expenses (excluding merger costs of $1,741,000) were down $438,000 led by a $319,000 decline in salaries and benefits.

Capital resources. Shareholders' equity has decreased by $11.3 million from a year ago, due to 1) the increase in interest rates which has created an unrealized holding loss (accumulated other comprehensive loss) of $5,038,000 as of September 30, 1999 in the available-for-sale security portfolio; 2) the repurchase of nearly 200,000 shares of common stock into Treasury and 3) the expenses incurred in the fourth quarter of 1998 associated with the Trumbull Savings acquisition.

The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax resulted in a net unrealized loss position of $5,038,000 at September 30, 1999 versus a net unrealized gain position of $3,097,000 at December 31, 1998 and $4,464,000 at September 30, 1998. The
Company is currently authorized to repurchase up to 500,000 shares of the Company's common stock. As of September 30, 1999, the Company had repurchased 181,300 shares of common stock at an average price of $25.18. To facilitate the share repurchase $2 million in advances have been taken on the Company's lines of credit.

Liquidity. Management of the Company's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $37 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $18 million in remaining unsecured lines of credit with correspondent banks which are renewable annually, and access to the capital markets. As of September 30, 1999 the Company had approximately $50 million in cash liquidity available in preparation of year 2000 liquidity needs. Additionally, the Company has $50 million available as contingent liquidity via a secured line of credit with the FHLB.

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

Year 2000:
Due to the approach of the Year 2000, the Company is exposed to risks that equipment or software applications will not be able to distinguish the year 2000 from the year 1900 and will not function properly. To address the issue, the Company has initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software used by the Company. The software utilized is primarily originated and serviced by external providers. The Company has communicated and continues to communicate with those providers to ensure that appropriate steps are being taken to remedy any Year 2000 issues. The Company has in place a steering committee to oversee the Year 2000 readiness effort and has a formal plan in place addressing the issue. All phases of the year 2000 preparedness for mission critical systems have been completed. These phases include Awareness, Inventory, Assessment, Analysis, Conversion and Implementation. The Awareness and Inventory included communications with all retail and commercial customers and employees. Additional hardware upgrades and replacements are in progress for non-critical subsystems with the Implementation phase and will be completed early in the fourth quarter of 1999. Post-Implementation, or Contingency planning efforts have developed a full Business Resumption Contingency Plan for use should normal systems not be available. The total anticipated capital expenditure associated with Year 2000 readiness is expected to be approximately $1.5 million. Of this amount, approximately $1.2 million has been expended to date. Operating expenses are estimated to be minimal, including two full time employees dedicated to the project. Operating expenses incurred for the first nine months of 1999 are approximately $80,000 ($140,000 life to date) with an additional $50,000 expected through completion of the project.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would decrease by 1.1% if interest rates would immediately rise by 200 basis points. It projects a decrease in net income of 1.8% if interest rates would immediately fall by 200 basis points. Management believes this reflects a low level of risk from interest rate movements and within management approved guideline levels of +/- 3% for the one-year time horizon. Similarly, the most recent model projects net interest income would decrease by 0.7% if interest rates would immediately rise by 200 basis points. It projects a decrease in net interest income of 0.8% if interest rates would immediately fall by 200 basis points. Management believes this reflects a low level of risk from interest rate movements and within management approved guideline levels of +/- 2% for the one-year time horizon. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of long-term fixed rate mortgages through the secondary mortgage market. Although the Corporation has available to it the use of off-balance sheet swap instruments to manage interest rate risk, these instruments are historically rarely utilized. Management expects interest rates to be relatively stable with an upward bias during 1999 and 2000 and believes that the current modest level of interest rate risk is appropriate.

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

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
(11) Statement re: computation of earnings per share

The Company filed a report on Form 8-K on August 31, 1999 pertaining to the announcement of a stock repurchase program. The Company approved a discretionary buy-back of up to 500,000 shares of the Company" common stock. The Company also filed a report on Form 8-K on November 10, 1999 pertaining to the election of Rick L. Blossom as President and Chief Executive Officer of subsidiary The Second National Bank of Warren and as President and Chief Operating Officer. Alan G. Brant, who has served as President and Chief Executive Officer of The Second National Bank of Warren since 1985, will become Chief Executive Officer of the Company and will continue as Chairman of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED



Date: November 12, 1999                        /S/ David L.  Kellerman
      ----------------------------------------------------------------------
                                               David L. Kellerman, Treasurer


Signing on behalf of the registrant and as principal accounting officer and principal financial officer.