Form 10-K405
period 1999-12-31
SECOND BANCORP INC
filed 2000-03-28
CIK 803112

[Second Bancorp Logo]

SECOND BANCORP INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 1999

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
[ ]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO

Commission File Number: 0-15624

SECOND BANCORP INCORPORATED

(Exact name of registrant as specified in charter)

OHIO

(State or other jurisdiction of
incorporation or organization)

108 Main Avenue SW, Warren, Ohio

(Address of principal executive offices)
34-1547453

(IRS Employer
Identification No.)

44481

(Zip Code)

Registrant’s telephone number, including area code:

(330) 841-0123

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [X]

      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 15, 2000 as reported on the NASDAQ National Market System, was approximately $169,664,921. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 15, 2000, the registrant had outstanding 10,369,850 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on May 9, 2000 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

      Second Bancorp Incorporated, (“Second Bancorp”) is a one-bank holding company which owns the Second National Bank of Warren (“Second National”), a Warren, Ohio based commercial bank. Operating through thirty-five branches and one loan production office, Second National offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern Ohio. At December 31, 1999, Second Bancorp had consolidated total assets of $1.54 billion, deposits of $1.098 billion and shareholders’ equity of $116 million.

      Second National focuses its marketing efforts primarily on local independent commercial and professional firms, the individuals who are the owners and principals of such firms as well as the low-to-moderate to upper income retail customers in Second National’s trade areas. In recent years, Second Bancorp has emphasized increased commercial, direct consumer and real estate lending as well as market area expansion.

The Second National Network of Banking Centers

      Second National Bank expanded its network of banking centers in 1999 by successfully converting newly acquired bank branches and establishing de novo offices.

      Fully integrating Trumbull Savings & Loan and Enterprise Bank into the Second National Bank system was a major initiative and significant achievement. With the acquisitions completed, both institutions and their respective facilities began operating as Second National Bank. In addition to gaining a 25 percent market share in Trumbull County, the acquisitions  — along with our own sales activities — significantly boosted the Bank’s customer base, deposits, and outstanding loan balances. From mid-1998 through 1999, total checking and savings accounts increased by approximately 100 percent, outstanding home equity loan balances nearly doubled, and the real estate loan portfolio increased by more than 300 percent.

      The acquisition of Trumbull Savings & Loan also helped Second National meet a critical need for office space. The Trumbull Savings headquarters facility in downtown Warren, along with branches in Howland and Newton Falls, enabled us to expand efficiently and conveniently. We capitalized on the additional office space by relocating our very successful Trust Division to the first floor of the High Street Banking Center. The new location showcases the nationally recognized Trust Division while providing greater access and convenience to our customers. In addition to a cohesive work space for trust officers and administrators, the remodeled interior provides a comfortable, professional environment for this growing division.

      To offer more personalized service to customers, the lobby of the High Street Banking Center was also remodeled. Additional space in the building is housing other vital Bank operations, including Trust Operations, the Records and Research Department, and a much expanded Real Estate Division. At the new Howland and Newton Falls Banking Centers in Trumbull County, both of which are among the busiest in the Second National system, we made improvements to handle the increased volume of business and to enhance efficiency and customer accessibility.

      Second National established de novo offices in the Lake Cable area of Jackson Township in Stark County and in the growing suburb of Twinsburg in Summit County. The Bank’s Lake Cable Banking Center, which builds on the success of nearby offices in Akron and Green, offers products and services that are an excellent match for the small- to medium-sized businesses of Jackson Township. With a concentration of Second National offices around our new Twinsburg Banking Center — our sixth in Summit County — we believe we are the most convenient bank in the area.

      Capitalizing on an opportunity to establish a larger presence in the village of Poland, Second National constructed a new banking center directly on Boardman-Poland Road (Route 224). Our new location offers greater visibility, room for expansion, and the convenience of drive-up services. With 3,000 square feet of space — nearly triple the size of the original office — our new banking center not only accommodates the growing customer base in the Poland area, it allows Second National to provide a greater range of services. Since opening in 1992, deposits at the Poland Banking Center have grown to $19.5 million; outstanding loan balances are now more than $6 million.

Akron

      Second National will strengthen its presence in Summit County in 2000 by expanding the Akron Banking Center. The new center will be three times the size of our current office space, enabling us to increase service to retail and corporate customers. With a total of 3,340 square feet in this prime downtown location, we will be able to add a Mortgage Loan Originator, Investment Representative, and Trust Officer to our Akron staff.

Alternative Delivery

      With the addition of automated bill payment, Second National’s Call Center became a complete alternative delivery system and a true sales venue in 1999.

      Through the Call Center and Interactive Voice Response (IVR), nearly every transaction that can be completed in a Second National retail banking center can be accomplished over the telephone — from transferring funds and verifying account balances to making loan payments. The automated bill payment component allows Second National customers to pay any bill to virtually any merchant from anywhere — all automatically using a touch-tone telephone. This new service not only offers the ultimate in convenience to customers, it is also a major vehicle for shifting routine transactions to a more efficient automated environment.

      The Call Center’s personal bankers — who assist customers in opening new deposit accounts and loans over the telephone — achieved considerable sales success in 1999, booking more than $1 million in consumer loans. In 2000, we plan to build on that volume and make the Call Center its own sales and profit center.

      Operational improvements — such as a new call volume tracking and reporting system, call monitoring, time-in-queue messaging, sales incentives for personal bankers, and the ability of non-customers to open new deposit accounts — will be made to increase sales volume and customer satisfaction in this important delivery channel. By handling more of the Bank’s inquiries and sales calls, the Call Center will not only increase its own revenue stream, it will also provide Second National banking center personnel with more time for face-to-face selling.

Specialized Financial Services

      Building on more than a century of success in traditional banking services, Second National continued to expand its specialized financial services, including Commercial Lending, Corporate Services, Trust, Investments, and Real Estate. Because of our increasing strength in each of these service areas, Second National is able to meet the full range of customer financial needs. We view one-stop shopping not only as the most convenient way for our customers to do business, but also as the key to increased profitability and shareholder return in today’s financial services market.

Commercial Lending

      Second National remained committed to small business and was again a leader in Small Business Administration (SBA) lending. With a total of 65 loans extended during the SBA’s fiscal year 1999, the Bank ranked third in the SBA’s Cleveland district, just behind two major national banks.

      The addition of management expertise to Commercial Lending and Corporate Services strengthened the division’s credit quality and extended the reach of our sales efforts.

      In addition to expanding calling efforts into the Bank’s western territory, Corporate Services will enhance its competitiveness in 2000 by upgrading its automated cash management system to a Windows®-based system, to be more compatible with the technological environments in most businesses today. Corporate Services will also make an important addition to its product mix that will increase the Bank’s fee income and competitiveness. A new equipment lease, offered through CashFlow LEASE™, will be available to creditworthy business customers with no maximum, and more importantly, no minimum loan amount. The product is unique to Second National’s marketplace, especially to small businesses.

Trust

      Our Trust Division continued to be a standout:  superior investment performance, customer service, and innovative programs have earned Second National Bank an outstanding reputation and significant new trust business. The Trust Division’s growing customer base, together with Institutional Trust Program customers, have boosted trust assets under management to $840 million, an increase of 110 percent over the last five years.

      Second National’s winning investment strategies regularly outrank much larger money managers, while yielding consistently high returns for trust customers. In 1999, the Trust Division’s investment funds continued to be nationally ranked by industry analysts, including Nelson Information Company, Pensions & Investments Report (PIPER), and TIS-PERAscope.

      PIPER ranked all three of Second National’s common trust funds first or second in their respective categories for the one- and five-year periods ending March 31, 1999. The TIS-PERAscope Universe Performance Report ranked the Bank’s employee benefit growth fund second in the nation, based on a return of 20.1 percent from January 1 through September 30, 1999. The same fund ranked fourth with returns of 18 percent and 22.9 percent, respectively, for the three- and five-year periods ending September 30, 1999. The Trust Division’s equity fund and fixed-income funds were also nationally ranked in the report for their returns.

      Nurturing the growth and success of this important division in 2000 will include the addition of a new business officer. To service and further develop trust business in the Bank’s southwestern region, we will place the new trust officer in our Akron Banking Center.

Investments

      Second National Bank’s Investment Center (formerly the Alternative Investment Center) — offering a variety of mutual funds, annuities, stocks, bonds, and insurance* through AAG Securities, Inc. — posted a stellar year, increasing total sales by 89 percent over 1998 and significantly expanding its client base.

      The investment staff, all Registered Representatives of AAG Securities, are deployed throughout Second National’s marketplace. Two members of the Investment Center received the 1999 Summit Club Chairman’s Award by AIM Distributors, Inc., a subsidiary of AIM Management Group, for achieving the highest level of professional excellence and for being among AIM’s top national producers.

      In 2000, the Investment Center will factor prominently in Second National’s relationship building strategy and as a significant contributor to the Bank’s non-interest income. In addition to further penetrating the life and long-term care insurance market, the Center plans to offer comprehensive financial planning to customers. Written plans by Investment Representatives will address client needs for asset allocation, insurance, and estate and retirement planning.

Real Estate Division

      Second National took major steps to bolster the foundation of the Real Estate Division in 1999. With a new organizational structure and an experienced management team, Second National expanded this division and made operational improvements to increase market share and efficiency. As a result of acquired loan balances and sales efforts throughout 1998-99, we experienced more than a 300 percent increase in the real estate portfolio.

_______________

*	Non-deposit products such as mutual funds, annuities, stocks, bonds and insurance are (i) not insured by the Federal Deposit Insurance Corporation (“FDIC”); (ii) not deposits or other obligations of the financial institution and are not guaranteed by the financial institution; and (iii) subject to investment risks, including possible loss of the principal invested.

      The division leveraged its Trumbull County mortgage loan leadership position in other Ohio communities by expanding its corps of mortgage originators. Second National recruited and deployed several additional originators throughout Northeast Ohio, moving closer to our 2000 goal of 15 originators.

      To complement our direct loan origination, Second National established a Correspondent Lending Department and began successfully increasing mortgage volume with minimal overhead. Combined with mortgages originated in the banking centers, indirect loans secured through correspondent lending are adding critical mass to the total volume Second National is able to produce and sell in the secondary market.

      To protect the mortgage interest rate risk associated with our increased mortgage activity, Second National hired an experienced professional to establish a full-fledged Secondary Marketing Department. This department monitors the market to maximize Second National’s interest rate spread and competitiveness through optimal pricing.

      The Real Estate Division streamlined the mortgage loan process by implementing the automated underwriting systems Loan Prospector® and Desktop Underwriter®. To improve the processing and tracking of loans, laptop computers were deployed to all originators.

      The pipeline management system will be upgraded to the fully integrated, Windows®-based MortgageFlex module to enhance the flow between processing and servicing, as well as the execution of loan sales. The new system will eliminate manual processes, minimize data entry, and facilitate the tracking of documents. By establishing a new Escrow Department, which will solicit our servicing portfolio for credit life, disability, and accidental insurance, the Real Estate Division will create a new source of non-interest income.

      Second National’s Real Estate Division forges into the 21st century with a broad range of services, strong management, and aggressive sales goals. To increase efficiency and profitability levels in 2000, the division will focus on increased government lending, system enhancements, and further expansion.

Technology

      Second National continued to successfully employ technology to assist in meeting our strategic business goals — from efficient day-to-day operations to sophisticated management analysis to new means of delivering products and services. With the completion of our five-year technology migration plan, we are pleased to report that a nationally recognized financial services consultant positively evaluated Second National’s current technological position.

      Two major accomplishments in 1999 included upgrades to Maxsys (the document preparation system for deposit accounts) and the completion of our imaging project.

      The internally developed software, Maxsys, eliminates the manual writing of information on multiple forms, prepares all account documentation, and reduces the time required to open a new deposit account. Software upgrades to Maxsys further automated the process by offering even more time- and cost-saving features and functions.

      Second National’s imaging project was a significant achievement, and highly successful in terms of cost savings, functionality, and acceptance. All three facets of the project — statement, research, and report imaging — resulted in significant savings in personnel and material costs. New check imaging statements were accepted by more than 99 percent of all customers, making this a technological advancement that immediately contributed to the Bank’s bottom line while adding value to our customers.

      Second National’s new three-year technology migration plan, commencing in the year 2000, creates the appropriate infrastructure to support our sales goals. It is also designed to help Second National realize greater efficiencies, reduce costs, and create new products and services.

      Major initiatives of the technology migration plan include the development of PC-based delivery channels and additional automated processing modules to increase the number of routine transactions performed in automated environments. Our plan also calls for the creation of an additional document preparation system for consumer and commercial loans and the enhancement of Second National’s informational web site into a more interactive environment.

      In 2000, we will take full advantage of our analytical capabilities to build strong customer relationships and to ensure the delivery of our products and services is strategic, focused, and profitable.

      We will implement a new sales tracking system to expand the scope of our sales measurement. By comprehensively measuring all facets of Second National business, the new system will assist in developing individual business plans, employee evaluations, and ultimately, quantifying our 2000 sales achievement.

      ALLTEL’s new Relationship Management System (RMS) will enable Second National staff to take customer financial needs analysis to a higher level. With a more comprehensive picture of customer relationships at their disposal, our personal bankers will be better equipped to identify customer needs and match them with Second National products and services. Using bank-wide information, including the RMS database, our new Profitvision application will continue to assist us in analyzing profitability at multiple levels and from various viewpoints.

Community Development

      With the help of a new Community Development Officer, Second National Bank continued to make a significant impact on the communities it serves through loans, investments, and education. In concert with recently revised Community Reinvestment Act legislation, Second National placed a strong emphasis on lending activity, extending more than $4 million in community development loans throughout the year.

      The Bank orchestrated two community development loans totaling more than $1 million that will help finance the construction of brand new, low-to-moderate income housing in the Mahoning Valley. A $420,000 loan commitment to Sunshine, Inc. of Warren will help fund $4 million to construct 40 new homes in Southwest Warren that will be available for rent and, eventually, for sale. A similar loan in the amount of $620,000 was committed to the Youngstown community development organization CHOICE, Inc., which plans to construct and rent single-family homes in that area.

      Second National also made a $1 million investment with the Ohio Capital Corporation for Housing, which provides capital for the construction of homes in low-to-moderate income areas throughout Ohio. The investment not only helps create more affordable housing, it also provides the Bank with both short-term tax savings and a long-term yield. Second National’s contribution will immediately increase the housing stock in Portage and Summit counties through the $800,000 Portage Housing I project, which intends to build 30 single-family homes in Kent, Ravenna, and Windham.

      Recognizing the importance of education and business ownership, Second National continued offering Youngstown State University’s Entrepreneurship Program, as well as other seminars on financial topics.

2000

      We have determined a singular focus for Second National Bank in the year 2000: providing solutions to our customers’ financial needs and strengthening customer relationships. Building multi-dimensional relationships with a continually expanding customer base will enable us to maximize our return to both customers and Second Bancorp shareholders. At the same time, we will complete a company-wide efficiency analysis, to ensure Second National Bank continues to operate as efficiently and profitably as possible.

      In the coming year, we will continue our dedication to knowing and working with customers, meeting their requests without delay, and offering the best products and services available. We will strive for exceptional customer service, introduce new products, launch a year-long advertising campaign, and deploy specialized financial professionals throughout our marketplace.

      In the area of product development, we will strive to offer more to more people. This year, we will introduce a unique, specialized leasing program for small businesses, as well as a new investment account for Private Banking clients. This new personal “sweep” account will enhance the competitiveness of the Private Banking Program by meeting customer demand for a liquid, high-yield deposit account.

      With an eye toward continual expansion, we will uncover immediate opportunities throughout our marketplace with the help of an expert sales staff. Additional specialists in Private Banking, Corporate Services, and Trust are assisting our core staff in serving our growing client base throughout our service area and beyond.

      In combination, we believe our relationship building, customer service, and operational initiatives will yield positive results in 2000 and beyond.

      With our vision and commitment to meeting our strategic business goals and building on our past success, we, at Second Bancorp and Second National Bank, will continue our vigilant dedication to establishing more meaningful relationships with our stakeholders and leveraging our value-added advantage to make us truly unique in the banking industry.

      Second Bancorp has no significant industry segments which require disclosure.

Market Area

      Second National’s primary market area consists of Trumbull, Ashtabula, Portage, Jefferson, Mahoning, Summit, Medina, Stark and the southeast portion of Cuyahoga counties in the northeastern corner of Ohio, to the east and south of the Cleveland metropolitan area. The market area’s economy is heavily influenced by the manufacturing sector with an emphasis on steel, auto manufacturing and a variety of related and smaller industries. The area has benefited from an extensive transportation system comprised mainly of railroad and trucking systems.

Competition

      There is significant competition in the financial services industry in northeastern Ohio among commercial banks. As a result of deregulation of the financial services industry, Second Bancorp also competes with other providers of financial services such as savings and loan associations, credit unions, commercial finance companies, brokerage and securities firms, insurance companies, commercial finance and leasing companies and the mutual fund industry. Some of Second Bancorp’s competitors, including certain regional bank holding companies which have operations in Second Bancorp’s market area, have substantially greater resources than Second Bancorp, and as such, may have higher lending limits and may offer other services not available through Second National. Second Bancorp also faces significant competition, particularly with respect to interest rates paid on deposit accounts, from well-capitalized local thrift institutions. Second National competes on the basis of rates of interest charged on loans, the rates of interest paid on funds, the availability of services and responsiveness to the needs of its customers.

Regulation

      Second Bancorp is a one bank holding company and is regulated by the Federal Reserve Bank (the “FRB”). Second National is a national bank and is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Dramatic changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and Second Bancorp’s capital position as of December 31, 1999 and 1998 are presented in footnote 13 of Item 8; Financial Statements and Supplementary Data and is hereby incorporated by reference.

      Second Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997. Among the states where Second Bancorp may acquire banks are Ohio and Pennsylvania. The Act restricts nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. The Act also regulates transactions between Second Bancorp and Second National and generally prohibits tie-ins between credit and other products and services.

      Second National is subject to regulation under the National Banking Act and is periodically examined by the OCC and is subject, as a member bank, to the rules and regulations of the FRB. Second National is an insured institution and member of the Bank Insurance Fund (“BIF”) and also has approximately $430 million in deposits acquired through acquisitions of savings and loan institutions that are insured through the Savings Association Insurance Fund (“SAIF”). As such, Second National is also subject to regulation by the FDIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law.

The Graham-Leach-Bliley Act

      The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.

FIRREA

      FIRREA restructures the regulation, supervision and deposit insurance of savings and loan associations and federal savings banks whose deposits were formerly insured by the Federal Savings and Loans Insurance Corporation (“FSLIC”). FSLIC was replaced by the Savings Association Insurance Fund (“SAIF”) administered by the FDIC. A separate fund, the Bank Insurance Fund (“BIF”), which was essentially a continuation of the FDIC’s then existing fund, was established for banks and state savings banks. An acquired thrift generally would be required to continue its deposit insurance with the SAIF unless significant exit and entrance fees were paid in connection with a conversion to BIF insurance.

FDICIA

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. FDICIA established five capital tiers: “well capitalized”; “adequately capitalized”; “undercapitalized”; “significantly capitalized”; and “critically undercapitalized” and imposes significant restrictions on the operations of a depository institution that is not in either of the first two of such categories. A depository institution’s capital tier will depend upon the relationship of its capital to various capital measures. A depository institution will be deemed to be “well capitalized” if it significantly exceeds the minimum level required by regulation for each relevant capital measure, “adequately capitalized” if it meets each such measure, “undercapitalized” if it is significantly below any such measure and “critically undercapitalized” if it fails to meet any critical capital level set forth in regulations. An depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

      Under regulations adopted under these provisions, for a depository institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For a depository institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, a depository institution will be deemed to be undercapitalized if the depository institution has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital that is less than 4% or a Tier I leverage ratio of less than 4% (or in some cases 3%). A depository institution will be deemed to be significantly undercapitalized if the depository institution has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

      FDICIA generally prohibits a depository institution from making a capital distribution (including payment of dividends) or paying management fees to any entity that controls the institution if it thereafter would be undercapitalized. If a depository institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or engaging in any new line of business. An undercapitalized institution must submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be “likely to succeed” in restoring the depository institution’s capital. In connection with the approval of such a plan, the holding company of the depository institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a portion of the depository institution’s assets. If an undercapitalized depository institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly undercapitalized.

      Under FDICIA, bank regulators are directed to require “significantly undercapitalized” depository institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another depository institution and/or take any other action which the agency determines would better carry out the purposes of FDICIA.

      Within 90 days after a depository institution is determined to be “critically undercapitalized”, the appropriate federal banking agency must, in most cases, appoint a receiver or conservator for the institution or take such other action as the agency determines would better achieve the purposes of FDICIA. In general, “critically undercapitalized” depository institutions will be prohibited from paying principal or interest on their subordinated debt and will be subject to other substantial restrictions.

      FDICIA also contains a variety of other provisions that could affect the operations of Second Bancorp, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank’s insiders and guidelines governing regulatory examinations.

Deposit Insurance Assessments

      The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the depository institution.

      Based upon its respective level of deposits at December 31, 1999, the projected BIF and SAIF assessments for Second National for 2000 will be approximately $240,000.

Interstate Banking and Branching Legislation

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorized interstate acquisitions of banks and bank holding companies without geographic constraint beginning Septem-

ber 29, 1995. Beginning June 1, 1997, the IBBEA also authorizes banks to merge with banks located in another state provided that neither state has “opted out” of interstate branching between September 29, 1994 and May 31, 1997. States could also enact legislation permitting interstate merger transactions prior to June 1, 1997. After acquiring interstate branches through a merger, a bank may establish additional branches in that state at the same locations as any bank involved in the merger could have established branches under state and federal law. In addition, a bank may establish a de novo branch in another state that expressly permits the establishment of such branches. A bank that establishes a de novo interstate branch may thereafter establish additional branches on the same basis as a bank that has established interstate branches through a merger transaction.

      If a state “opts out” of interstate branching, no bank from another state may establish a branch in that state, whether through a merger or by a de novo establishment. Pennsylvania, the state in closest proximity to Second National, has opted to permit interstate branching, creating the possibility of branching into that state. To date, Second National has taken no action to branch into Pennsylvania or any other state, however Second National may do so in the future.

Employees

      The number of full time equivalent employees of Second Bancorp as of December 31, 1999 was approximately 527. Second Bancorp considers its employee relations to be good. None of the employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

      Second Bancorp’s executive offices are located at Second National’s main office building in Warren, Ohio, which is leased by Second National under a long-term triple net lease agreement with a term, including optional renewals, expiring on October 31, 2029. Second National has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time. Second National owns 11 of its branch locations, while Second National’s 25 other branch and loan production office locations are leased under lease and sublease agreements with remaining terms of 1 to 18 years. Second National also has leases for record retention and office space with remaining lease terms of one and seven years, respectively.

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

      There were no special meetings for shareholders since last year’s annual meeting.

ITEM 4a.  IDENTIFICATION OF EXECUTIVE OFFICERS

      The following table sets forth the names and ages and business experience for the last five years of each of the executive officers of the Corporation. Each executive officer of the Corporation is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

			Year
Name	Age	Position and Experience	Appointed

Alan G. Brant	67	Chairman and Chief Executive Officer of Second Bancorp and previously President of Second Bancorp and Director, President and Chief Executive Officer of Second National.	1987

R. L. (Rick) Blossom	52	President and Chief Operating Officer of Second Bancorp and President, Chief Executive Officer and Director of Second National. Former Chief Executive Officer and Director of First National Bank of Southwestern Ohio and Senior Vice President and Chief Lending Officer of First Financial Bancorp.	1999

David L. Kellerman	42	Treasurer of Second Bancorp and Executive Vice President and Chief Financial Officer of Second National.	1987

Christopher Stanitz	51	Senior Vice President of Second Bancorp and Vice President of Second National.	1992

Diane C. Bastic	56	Executive Officer of Second Bancorp and Senior Vice President of Second National.	1985

Mike Filarski	51	Executive Officer of Second Bancorp and Senior Vice President of Second National. Former President for Signal Mortgage (1998-99), previously President for National Auto Credit (1996-1997), previously Executive Vice President for The Leader Mortgage Company (1992-1996).	1999

William Hanshaw	47	Executive Officer of Second Bancorp and Senior Vice President of Second National.	1989

Darryl E. Mast	49	Executive Officer of Second Bancorp and Senior Vice President of Second National.	1986

Terry L. Myers	50	Executive Officer of Second Bancorp and Senior Vice President of Second National.	1986

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

      Second Bancorp’s Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the trading symbol SECD. As of March 15, 2000, the number of shareholders of record of the Common Stock totaled 2,729. The detail of stock prices and dividend payments are incorporated herein by reference from Item 7; Management’s Discussion and Analysis of Financial Condition and Results of Operations. Dividend restrictions are detailed in footnote 13 of Item 8; Second Bancorp’s Financial Statements and Supplementary Data are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Accompanying Footnotes beginning on page 13.

	Year ended December 31

	1999	1998	1997	1996	1995

	(dollars in thousands, except per share data)

Selected Financial Data

Results of Operations:

Interest income	$104,582	$106,997	$104,990	$101,158	$97,110

Interest expense	55,310	55,888	55,707	54,153	53,180

Net interest income	49,272	51,109	49,283	47,005	43,930

Provision for loan losses	3,195	10,579	4,205	5,072	3,176

Other income	14,792	12,754	11,101	10,008	9,431

Other expense	39,330	46,248	39,198	39,279	36,736

Income before federal income taxes	21,539	7,036	16,981	12,662	13,449

Federal tax expense	5,361	1,403	3,745	2,993	3,818

Net income	$16,178	$5,633	$13,236	$9,669	$9,631

Per Common Share Data:(1)

Basic earnings	$1.52	$0.53	$1.25	$0.93	$0.97

Diluted earnings	1.51	0.52	1.25	0.92	0.92

Cash dividends	0.56	0.48	0.40	0.34	0.29

Book value, December 31	11.12	11.53	11.34	10.40	10.03

Market value, December 31	22.38	22.25	25.38	15.69	14.38
Weighted-average shares outstanding(1)

Basic	10,635,852	10,665,597	10,555,921	9,876,174	8,852,511

Diluted	10,698,717	10,742,622	10,616,752	10,555,060	10,481,653

Shares outstanding at year-end(1)	10,458,450	10,688,450	10,606,749	10,503,660	8,927,490

Per Preferred Share Data:

Cash dividends	n/a	n/a	n/a	$0.75	$1.50

Market value, December 31	n/a	n/a	n/a	n/a	31.50

	Year ended December 31

	1999	1998	1997	1996	1995

	(dollars in thousands, except per share data)

Balance Sheet Data:

As of December 31:

Total assets	$1,537,278	$1,430,233	$1,438,193	$1,397,194	$1,359,828

Loans, net	1,060,493	960,114	858,321	808,396	753,095

Deposits	1,097,589	1,102,590	1,115,044	1,076,947	1,066,319

Shareholders’ equity	116,347	123,273	120,318	106,415	102,818

Averages:

Total assets	1,498,946	1,464,803	1,424,211	1,384,343	1,342,786

Earning assets	1,405,195	1,386,894	1,351,117	1,301,032	1,263,023

Loans	1,005,998	938,408	869,333	797,174	730,622

Deposits	1,092,260	1,086,074	1,079,809	1,072,583	1,036,869

Shareholders’ equity	121,369	126,748	112,127	103,725	95,610

Ratios:

Return on average assets	1.08%	0.38%	0.93%	0.70%	0.72%

Return on average assets — before merger costs(2)	1.08	0.73	0.93	0.70	0.72

Return on average common shareholders’ equity	13.33	4.44	11.80	9.32	10.38

Return on average common shareholders’ equity — before merger costs(2)	13.33	8.39	11.80	9.32	10.38

Net interest margin	3.68	3.84	3.78	3.73	3.58

Efficiency ratio	59.45	70.11	63.04	67.11	67.26

Efficiency ratio — before merger costs(2)	59.45	60.95	63.04	67.11	67.26

Dividend pay-out	36.68	91.53	32.29	35.77	31.09

Average loans to average deposits	92.10	86.40	80.51	74.32	70.46

Allowance for loan losses as a percent of loans	1.04	1.11	1.02	1.13	1.14

Net charge-offs as a percent of average loans	0.27	0.76	0.79	0.45	0.34

Non-performing loans to total loans	0.55	0.71	0.80	1.17	0.74

Allowance for loans losses to non-performing loans	188	155	128	96	155

Tier I leverage ratio	8.15	8.65	7.87	7.49	7.12

(1)	Prior period amounts have been restated for stock splits and pooling-of-interests transactions.

(2)	Merger costs for 1998 are discussed in Note 3 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Further discussion on loan quality and credit risk are presented in Note 1h, 7 and 21 of Item 8; Second Bancorp’s Financial Statements and Supplementary Data are incorporated herein by reference.

Results of Operations

      Net income for 1999 totaled a record $16,178. Net income in 1998 was $5,633 and was affected by the merger activity completed in 1998. The 1998 acquisition of Trumbull Financial Corporation, headquartered in Warren, Ohio, and Enfin Corporation, headquartered in Solon, Ohio, greatly increased the Corporation’s asset size. Cost reduction targets associated with the acquisitions were achieved in 1999. Additional revenue enhancements from the acquisitions are possible as cross-sale efforts continue. During 1998, however, merger related costs of $6,657 were taken to accomplish the strategic growth. The acquisition of Enfin gives the Corporation access to the commercial lending market in and around Solon, a suburb of Cleveland, while the acquisition of Trumbull strengthens the Corporation’s dominance of the Trumbull County market. Also impacting earnings during 1998 was the need to provide additional provision for loan losses. Net losses incurred during 1998, primarily commercial loan losses, exceeded $8.6 million for the year, necessitating the increase in provision. Absent the merger costs and related tax impact, net income for 1998 would have been $10,630. Net income for 1997 was $13,236. The Corporation’s return on average assets (ROA) was 1.08%, .38% and .93% for 1999, 1998, and 1997, respectively. Excluding merger costs, ROA would have been .73% in 1998. The total shareholders’ return on average equity (ROE) was 12.76% in 1999 compared to 8.39% in 1998 and 11.80% in 1997, excluding merger costs.

      Diluted earnings per share, which takes into effect the dilutive impact of the preferred stock which was present through mid-1996 and other dilutive securities, was $1.51 in 1999, $.52 in 1998 and $1.25 in 1997. The Corporation declared a two-for-one stock split for the common stock effective May 1, 1997. The Corporation’s common stock, trading under the Nasdaq symbol of SECD, has generally followed the path of most bank stocks during 1998 and 1999, peaking at $37.25 per share in the second quarter of 1998 and finishing 1999 at $22.375 per share. The stock price at year-end 1999 represents a price of 201% of book value (up from 193% the prior year-end). Dividends declared in 1999 totaled $.56 per share compared to $.48 per share the prior year.

      Revenue continues to be provided primarily from interest and fees on loans, which totaled $81,464, $79,963 and $74,145 in 1999, 1998 and 1997, respectively. This represents 68%, 67%, and 64% of total revenues for those years. Interest income on securities is also a major source of revenue, contributing 19%, 22% and 26% of revenues in 1999, 1998, and 1997, respectively. The Corporation is making steady improvement in diversifying its revenue source away from net interest income. Non-interest income has increased as a percent of net revenues (net interest income plus non-interest income) from 18% in 1997 to 20% in 1998 to 23% in 1999.

Net Interest Income

      Net interest income declined in 1999, accompanied by a decline in net interest margin. Significantly impacting both net interest income and net interest margin was a lower yield on loans. Loan yields declined by more than 40 basis points in 1999 and created over $4 million in reduced earnings to net interest income (See Rate/ Volume Analysis table). The net interest margin declined to 3.68% from 3.84% in 1998. The net interest margin was 3.78% in 1997. Average earning assets increased by 1.3% in 1999 to $1,405,195 after increasing 2.6% to $1,386,894 in 1998. The Corporation continues to face tightening pressures on the net interest margin due to the existing trend of rising interest rates and a liability sensitive interest rate risk position.

      The relationship between net interest income, FTE net interest income, earning assets and net interest margin for the past three years follows:

	1999	1998	1997

Net interest income — per financial statements	$49,272	$51,109	$49,283

Tax equivalent adjustment	2,403	2,102	1,798

Net interest income — FTE	$51,675	$53,211	$51,081

Average earning assets	$1,405,195	$1,386,894	$1,351,117

Net interest margin	3.68%	3.84%	3.78%

      Net interest income can be analyzed through the use of the Yields Analysis table. The table shows a three-year comparison of the average balance of interest earning assets and interest bearing liabilities along with interest and yields associated with them.

SECOND BANCORP, INC. AND SUBSIDIARY

YIELDS ANALYSIS

	Year Ended December 31,

	1999			1998

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest earning assets:

Taxable loans(1)(3)	$992,643	$80,783	8.14%	$924,823	$79,229	8.57%

Tax-exempt loans(2)	13,355	1,048	7.84	13,585	1,112	8.19

Taxable securities	304,199	18,446	6.06	368,421	22,945	6.23

Tax-exempt securities	78,783	5,817	7.38	68,994	5,071	7.35

Federal funds sold	16,215	891	5.49	11,071	742	6.70

Total interest earning assets	1,405,195	106,985	7.61	1,386,894	109,099	7.87

Non-interest earning assets	93,751			77,909

TOTAL	$1,498,946			$1,464,803

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities:

Demand deposits	$92,350	1,395	1.51	$91,310	1,488	1.63

Savings deposits	279,305	8,252	2.95	263,855	7,494	2.84

Time deposits	611,827	32,291	5.28	626,440	34,589	5.52

Federal funds purchased and securities sold under agreements to repurchase	136,382	5,781	4.24	138,652	6,525	4.71

Note payable	921	64	6.95

Other borrowed funds	2,696	155	5.75	3,008	170	5.65

Federal Home Loan Bank advances	136,484	7,372	5.40	99,462	5,622	5.65

Total interest bearing liabilities	1,259,965	55,310	4.39	1,222,727	55,888	4.57

Non-interest bearing liabilities:

Demand deposits	108,778			104,469

Accrued expenses and other liabilities	8,834			10,859

Other liabilities	117,612			115,328

Shareholders’ equity	121,369			126,748

TOTAL	$1,498,946			$1,464,803

Net interest earnings (FTE)		51,675			53,211

Taxable equivalent adjustment		2,403			2,102

Net interest income		$49,272			$51,109

Net yield on interest earning assets			3.68%			3.84%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31,

	1997

	Average		Yield/
	Balance	Interest	Rate

ASSETS

Interest earning assets:

Taxable loans(1)(3)	$856,186	$73,509	8.59%

Tax-exempt loans(2)	13,147	964	7.33

Taxable securities	411,075	27,142	6.60

Tax-exempt securities	56,926	4,324	7.60

Federal funds sold	13,783	849	6.16

Total interest earning assets	1,351,117	106,788	7.90

Non-interest earning assets	73,094

TOTAL	$1,424,211

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities:

Demand deposits	$88,324	1,533	1.74

Savings deposits	266,500	7,563	2.84

Time deposits	621,847	34,552	5.56

Federal funds purchased and securities sold under agreements to repurchase	130,298	6,172	4.74

Note payable	3,647	276	7.57

Other borrowed funds	2,851	163	5.72

Federal Home Loan Bank advances	85,664	5,448	6.36

Total interest bearing liabilities	1,199,131	55,707	4.65

Non-interest bearing liabilities:

Demand deposits	103,138

Accrued expenses and other liabilities	9,815

Other liabilities	112,953

Shareholders’ equity	112,127

TOTAL	$1,424,211

Net interest earnings (FTE)		51,081

Taxable equivalent adjustment		1,798

Net interest income		$49,283

Net yield on interest earning assets			3.78%

(1)	For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)	The tax-exempt income and yields are shown on a tax equivalent basis using the 35%, 34% and 34% marginal Federal tax rates in effect during 1999, 1998 and 1997, respectively.

(3)	Loan fees are included in the interest reported for loans. Those fees amounted to $2,193 in 1999, $2,636 in 1998, and $2,906 in 1997.

     You can further analyze the change in net interest income by separating the volume and rate impact of the change. The following table details the breakdown of the major categories affecting the change:

	1999 Compared To 1998			1998 Compared To 1997
	Due To Change In			Due To Change In

Rate/ Volume Analysis(1)	Volume	Rate	Net	Volume	Rate	Net

	(dollars in thousands, except per share data)

Increase (decrease) in FTE interest income:

Taxable loans	$5,810	$(4,256)	$1,554	$5,893	$(173)	$5,720

Tax-exempt loans	(19)	(45)	(64)	31	117	148

Taxable securities	(4,000)	(499)	(4,499)	(2,816)	(1,381)	(4,197)

Tax-exempt securities	720	26	746	917	(170)	747

Federal funds sold	345	(196)	149	(167)	60	(107)

Total interest bearing assets	$2,856	$(4,970)	$(2,114)	$3,858	$(1,547)	$2,311

Interest bearing liabilities:

Demand deposits — interest bearing	$17	$(110)	$(93)	$52	$(97)	$(45)

Savings deposits	439	319	758	(75)	6	(69)

Time deposits	(807)	(1,491)	(2,298)	255	(218)	37

Federal funds purchased and securities sold under agreements to repurchase	(107)	(637)	(744)	396	(43)	353

Note payable	64	0	64	(276)	0	(276)

Other borrowed funds	(18)	3	(15)	9	(2)	7

Federal Home Loan Bank Advances	2,093	(343)	1,750	878	(704)	174

Total interest bearing liabilities	$1,681	$(2,259)	$(578)	$1,239	$(1,058)	$181

Total effect on net interest income	$1,175	$(2,711)	$(1,536)	$2,619	$(489)	$2,130

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

      The provision for loan losses totaled $3,195 in 1999, representing .32% of loans. This represents a significant decline from the prior year’s provision of $10,579 (.92% of average loans). The provision for loan losses was $4,205 in 1997, $5,072 in 1996 and $3,176 in 1995. The increase in 1998 can be attributed to higher than historically normal levels of net charge-offs for the commercial loan portfolio. Net charge-offs as a percent of average commercial loans were .40% in 1999 and 1.55% in 1998.

Non-Interest Income

      Non-interest income increased by 16% from the prior year and totaled $14,792 for 1999. Increases were realized in deposit service charges (up 4%), trust income (up 25%) and other income (up 39%). Trust income was strongly influenced by both increased sales and increased returns on investments. Other income was influenced by an additional $15 million investment in bank owned life insurance at the end of 1998. Included in other income is the gain realized on the sale of real estate mortgage and SBA loans. Loan sale gains totaled $2,066 in 1999 compared to $2,150 in 1998. Non-interest income in 1998 increased by 15% over 1997 increases. Service charges on deposit accounts improved by 5% to $4,145 in 1998. The increase is attributable to the increase in revenue from ATM services provided and improvements on the collection of return check and overdraft fees. Trust fee income totaled $2,820 in 1998, a 10% improvement over the prior year. The revenue increase was partly attributable to new trust relationships as well as increases in the market value of assets under management. Other fee income increased by 18% during 1998 and included gains from the sale of mortgages and Small Business Administration (SBA) loans.

      Included in non-interest income over the past three years were pre-tax gains on the sale of securities. During 1999, the security portfolio realized gains in the amount of $312. Security gains in 1998 totaled $1,007. During 1997, the Corporation established a charitable foundation to carry on the Corporation’s many charitable and civic activities. The gain realized on the appreciated stock donated to the foundation was $352, which represented a significant portion of the total gains realized in 1997 of $595.

Non-Interest Expense

      The Corporation continues to emphasize expense control and to be efficient in its utilization of resources to manage assets. Non- interest expenses as a percentage of average assets were 2.62% in 1999, compared to 2.70% in 1998 (excluding merger costs). The table below details the percentage change in each non-interest expense category over the past three years:

	Percentage Change

	1999 over 1998	1998 over 1997

Salaries and benefits	0%	4%

Net occupancy	4	2

Equipment	11	13

Professional services	3	8

Assessment on deposits and other taxes	2	(8)

Amortization of goodwill and other intangibles	(14)	(15)

Other expenses	(8)	(5)

      Equipment expense increased by 11% in 1999 and 13% in 1998 due primarily to the costs associated with automation efforts during the past two years, including year 2000 expenditures. During 1997, the Corporation migrated to an in-house data processing environment, while in 1998, the Corporation continued implementing new technologies and upgraded the acquired companies’ equipment to newer technologies. Otherwise, expense categories either rose by a modest amount or declined versus the prior year, realizing the efficiencies planned during the 1998 acquisitions.

Income Taxes

      The provision for income taxes was $5,361, $1,403 and $3,745 in 1999, 1998 and 1997, respectively. The effective tax rate for the Corporation was 24.9%, 19.9% and 22.1% during the same periods. The reduction in the effective tax rate in 1998 was due to the continuation of the accumulation of tax-exempt securities and the realization of investment tax credits through the Bank’s participation in low-income housing projects as well as reduced net income due to merger activities.

Balance Sheet

      Average assets grew at a 2.4% pace in 1999 after increasing by 2.9% in 1998. The growth rate is impacted by low deposit growth rates. As an industry, financial institutions are experiencing slower deposit growth rates due to increased competition from non-traditional alternatives, especially mutual funds. Deposit balances averaged $1.09 billion in 1999, up 1% from 1998.

Earning Assets

  Securities:

      The securities portfolio of the Corporation is used to provide an adequate rate of return to the Corporation along with appropriate levels of liquidity, and as a tool for efficient tax management and interest rate risk management. The accounting treatment for the securities portfolio is determined by the Corporation’s intent regarding particular security holdings. Securities held-to-maturity are purchased with the intent and ability to hold them to maturity and are, therefore, carried at amortized cost. Additionally, the acquired companies had previously classified securities as held-to-maturity. The Corporation reclassified all securities as available-for-sale upon acquisition. Securities are purchased to satisfy yield enhancement, liquidity, interest rate risk management, and pledging needs. Purchases in longer maturities that provided yield enhancement included purchases of tax-exempt securities which provide the additional benefit of tax reduction.

      The securities portfolio totaled $367,587 as of December 31, 1999 and is classified entirely as available-for-sale. That balance represents a 4% increase over the prior year-end. Security balance growth was limited to leveraging activities that coupled like- term FHLB advances with securities purchases designed to enhance net income, earnings per share, and return on equity. Growth in securities had previously been concentrated in tax-exempt issues.

      The average yield on the portfolio is 6.4% as of December 31, 1999, down .1% from the prior year-end. During the past year, the Corporation realized $312 in net gains on the sale of securities. In 1998 and 1997, net security gains totaled $1,007 and $515, respectively. As interest rates have increased significantly over the past year, the Corporation now has an unrealized loss position net of tax for the portfolio of $7,791.

      Summary yield and maturity information regarding the securities portfolios on December 31 follows. Yields are calculated on a fully taxable equivalent basis using the marginal federal income tax rate of 35% for 1999.

	Book Value

	1999		1998	1997	1997
	Available-	1999	Available-	Available-	Held-To-
	For-Sale	Yield	For-Sale	For-Sale	Maturity

	(dollars in thousands, except per share data)

U.S. Treasury and other U.S. Government agencies and corporations:

Under 1 year	$3,180	5.5%	$24,363	$40,270	$250

1 to 5 years	60,349	5.7	56,520	37,479	0

5 to 10 years	17,802	6.4	8,769	17,500	7,959

Over 10 years	0	0.0	0	0	0

Total	81,331	5.8	89,652	95,249	8,209

Obligations of states and political subdivisions:

Under 1 year	259	6.9	2,758	2,686	0

1 to 5 years	11,065	8.1	18,154	20,905	0

5 to 10 years	41,497	7.5	34,360	32,631	0

Over 10 years	24,334	7.1	21,705	6,809	0

Total	77,155	7.5	76,977	63,031	0

Corporate:

Under 1 year	0	0.0	0	0	0

1 to 5 years	3,163	6.3	10,446	10,288	0

5 to 10 years	0	0.0	0	0	0

Over 10 years	18,781	7.9	0	0	0

Total	21,944	7.7	10,446	10,288	0

Mortgage-backed securities	173,750	6.1	164,262	131,529	161,249

Equity securities	13,407	6.7	13,078	12,231	0

	$367,587	6.4%	$354,415	$312,328	$169,458

      Mortgage-backed securities have various stated maturities through July 2027. The estimated weighted-average maturity of this segment of the portfolio is 6.5 years.

  Loans:

      Listed below is the Corporation’s loan distribution at the end of each of the last 5 years:

	1999	1998	1997	1996	1995

	(dollars in thousands, except per share data)

Commercial	$413,097	$373,244	$347,173	$332,127	$301,870

Consumer	216,173	230,561	238,245	261,487	239,991

Real estate mortgage	442,392	367,048	281,729	224,017	219,949

Balance December 31	$1,071,662	$970,853	$867,147	$817,631	$761,810

      An analysis of maturity and interest rate sensitivity of commercial loans as of December 31, 1999 follows:

	One Year	One to	Over
	or Less	Five Years	Five Years	Total

	(dollars in thousands, except per share data)

Fixed rate	$15,338	$129,121	$114,245	$258,704

Variable rate	58,327	43,111	52,955	154,393

Total commercial loans	$73,665	$172,232	$167,200	$413,097

      The Corporation has recently focused on growth in real estate loans and commercial balances. The Corporation emphasizes real estate lending through its retail banking centers, loan originators and correspondent relationships, reaching a broad range of customers. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities; generate a net gain (including origination fee income and origination costs) from the sale; limit the interest rate risk caused by holding long-term, fixed-rate loans; and build a portfolio of serviced loans which generate fee income for the Corporation. The serviced portfolio of mortgages totaled $344 and $295 million as of December 31, 1999 and 1998, respectively.

      Commercial loans are generated through a calling program targeting medium size companies. The Corporation is also generating an increasing volume of Small Business Administration (SBA) loans. The Corporation sells the guaranteed portion of the SBA loans originated. The sales generated $423 and $658 in net revenues, including $150 and $173 in revenues from the value of the servicing retained in 1999 and 1998, respectively. The amount of SBA loans being serviced by the Corporation totaled approximately $11.5 and $10.4 million at December 31, 1999 and 1998, respectively.

      The Bank de-emphasized its indirect lending program with automobile dealers within the Bank’s primary market areas in 1996, choosing to permit more funds to be available to allow for commercial and real estate loan growth. In 1996, the Bank shifted its focus on indirect lending, strictly limiting the acquisition of lower-quality “C” and “D” type paper. Prior to that, the Bank accepted a higher volume of lower-quality paper utilizing a tiered pricing system designed to compensate the Bank for the higher risk associated with the loans. The Bank is still active in generating loans from automobile dealers within the Bank’s market area; however, future growth is targeted in higher-quality loans.

      The Corporation’s loans are granted to customers within the immediate trade area of the Corporation. The mix is diverse, covering a wide range of borrowers. The Corporation monitors and controls concentrations within a particular industry or segment. As of December 31, 1999, the Corporation had a concentration in commercial real estate loans totaling approximately $279 million, approximately 60.8% of which were owner-occupied businesses, including medical office buildings and retail and fast-food restaurants within the Corporation’s market area.

Asset Quality

      The reserve for loan losses is analyzed in the table below:

	Year Ended December 31

	1999	1998	1997	1996	1995

	(dollars in thousands, except per share data)

Balance at January 1	$10,739	$8,837	$9,235	$8,715	$7,963

Charge-offs:

Commercial	2,430	6,734	2,435	2,051	775

Real estate	86	820	12	56	26

Consumer	1,961	3,055	2,992	3,497	2,474

	4,477	10,609	5,439	5,604	3,275

Recoveries:

Commercial	901	1,213	108	155	312

Real estate	4	50	0	46	18

Consumer	807	669	717	851	521

	1,712	1,932	825	1,052	851

Net charge-offs	2,765	8,677	4,614	4,552	2,424

Additions:

Charged to operations	3,195	10,579	4,205	5,072	3,176

Balance at December 31	$11,169	$10,739	$8,826	$9,235	$8,715

Reserve for loan losses as a percentage of year-end loans	1.04%	1.11%	1.02%	1.13%	1.14%

Reserve for loan losses as a percentage of non-performing assets	188%	155%	128%	96%	155%

      Net charge-offs as a percent of average loans by major loan category are shown below:

	Year Ended December 31

	1999	1998	1997	1996	1995

Commercial	0.40%	1.55%	0.68%	0.61%	0.17%

Real estate	0.02%	0.23%	0.00%	0.00%	0.00%

Consumer	0.53%	0.98%	0.85%	1.08%	0.82%

Total net charge-offs to average loans	0.27%	0.92%	0.53%	0.57%	0.33%

      Net charge-offs declined significantly in 1999 and totaled $2,765, representing .27% of average loans. The asset quality position was strengthened during 1999 even though the reserve for loan losses declined to 1.04% of period-end loans. The reserve now covers 188% of non-performing loans which declined to .55% of loans at year-end. Significantly impacting the reserve for loan losses in 1998 was net charge-off activity totaling $8.7 million, substantially from the commercial lending portfolio. The losses and additional provision for loan losses were associated with analysis of specific credits. Additionally, the majority of the charge- offs occurred in the fourth quarter of 1998 following a detailed review of all problem credits and additional adverse information regarding the charged-off credits. Included in 1997’s activity was the reclassification of $2.4 million from loans to other assets. During 1997, one of the Bank’s borrowers whose loan balance was included in non-performing loans as of December 31, 1996 settled all their obligations with the Bank by placing approximately $2.7 million in a third party trust. The balance was substantially collected during 1998.

      The following presents a breakdown of the allocation of the loan loss allowance by loan category for each of the last five years:

	December 31

Loan Category	1999		1998		1997		1996		1995

	(dollars in thousands, except per share data)

Commercial	$7,449	67%	$7,351	69%	$4,817	54%	$5,296	57%	$4,477	51%

Consumer	2,587	23	1,952	18	3,311	38	3,327	36	3,635	42

Real Estate	1,133	10	1,436	13	698	8	612	7	603	7

	$11,169	100%	$10,739	100%	$8,826	100%	$9,235	100%	$8,715	100%

      The determination of the reserve for loan losses is based on Management’s evaluation of the losses inherent in the loan portfolio considering, among other relevant factors, repayment status, borrowers’ ability to repay, collateral, and current economic conditions. The Bank utilizes its internal loan gradings for commercial loans in conjunction with historical loss experience for loans of each grade level and current economic trends as parts of its analysis in determining the adequacy of its reserve for loan losses.

      Below is a table listing the non-accrual, past due and restructured loans at the end of the last five years:

	December 31

	1999	1998	1997	1996	1995

	(dollars in thousands, except per share data)

Non-accrual loans	$2,743	$4,130	$5,819	$7,271	$3,957

Past due loans	3,132	2,725	1,075	2,158	1,635

Restructured loans	52	61	13	171	25

Total	$5,927	$6,916	$6,907	$9,600	$5,617

Percent of loans at year end	.55%	.71%	.80%	1.17%	.74%

Other real estate owned	$281	$79	$0	$0	$27

      Loans 30 to 89 days past due, excluding non-accrual and restructured loans included in the table above, amounted to $6,215, or .58% of outstanding loans, as of December 31, 1999, as compared to $8,706, or .90% of loans on December 31, 1998. Loans then current where some concerns existed as to ability of the borrower to comply with loan repayment terms approximated $16,843 on December 31, 1999 and $28,352 on December 31, 1998. Such loans have been and are being closely monitored by Management. The reductions in non-performing loans from 1996 to 1999 and in past due and accruing and “watch” loans over the past year are the result of a concentrated effort by Management to improve the credit quality of the loan portfolios and substantially reduce the risk of adjustments to the provision for loan losses in the future.

Funding Sources

  Deposits:

      The average amounts of deposits are summarized below:

	1999	1998	1997

	(dollars in thousands, except per share data)

Demand deposits — non-interest bearing	$108,778	$104,469	$103,138

Demand deposits — interest bearing	92,350	91,310	88,324

Savings deposits	279,305	263,855	266,500

Time deposits	611,827	626,440	621,847

	$1,092,260	$1,086,074	$1,079,809

      Average deposits increased by 1% in 1999 with slight increases in average savings deposits and both interest bearing and non- interest bearing demand deposits. Average time deposits declined during 1999 as the Corporation utilized FHLB advances to supplement funding at rates and maturity structures more favorable than what was available in the retail market. During 1998 average savings deposits declined modestly, while the remaining deposit categories experienced modest increases.

      On December 31, 1999 time deposits over $100 totaled $79,611. The Bank continues to maintain strong relationships with the various public entities centered in the primary markets of the Bank which contribute to the balance of time deposits over $100. The maturity schedule for time deposits over $100 as of December 31 is given in the table below:

	1999	1998

	(dollars in thousands,
	except per share data)

Maturing in:

3 months or less	$39,081	$28,595

3 to 6 months	14,609	15,621

6 to 12 months	18,150	19,525

Over 12 months	7,771	15,693

	$79,611	$79,434

Other Sources of Funds:

      The repurchase agreement program provides a sweep feature on the customer’s primary business account along with competitive market rates of interest for their excess funds. The success of this product reflects the strong emphasis the Bank places on offering competitive products coupled with personalized service to the small- to mid-size businesses operating in the Bank’s various markets. Federal funds purchased and securities sold under agreements to repurchase averaged $136 million in 1999 with the majority of the average balances representing the retail sweep product.

      The Corporation also has available to it unsecured lines of credit with correspondent banks totaling $20 million. The lines of credit are renewable annually and bear interest at a floating rate based on several indices. As of December 31, 1999, the Corporation had utilized $4 million in borrowings under these lines. There were no outstanding borrowings under these lines as of December 31, 1998.

      The Corporation also has access to federal tax deposits on a daily basis. After being deposited by customers, the tax deposits are held at the Corporation up to a self-imposed limit of $6 million until they are drawn upon by the federal government. The balance of these funds was $5,739 and $861 as of December 31, 1999 and 1998, respectively. The Corporation occasionally uses federal funds purchased from other financial institutions as a source of short-term funding. The Corporation had no federal funds purchased as of December 31, 1999 or 1998.

      The Bank also is a member of the Federal Home Loan Bank (FHLB) system and utilizes the various advance programs offered by the FHLB. The funds are drawn from the FHLB for various terms through 2007 and are utilized to provide long-term funding to offset the interest rate risk inherent with holding long-term, fixed-rate mortgages. The balances of these advances were $200,276 and $72,782 as of December 31, 1999 and 1998, respectively.

Capital

      Shareholders’ equity decreased to $116,347 at December 31, 1999 from $123,273 a year earlier. The decrease was attributable to the decline in market values for the available-for-sale securities along with treasury repurchase activities. The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax (SFAS No. 115 adjustment of $10,888 in 1999), resulted in a net unrealized loss position of $7,791 at December 31, 1999 versus a net unrealized gain position of $3,097 at December 31, 1998. Earnings retained in 1999 amounted to $10,244. In 1998, the Corporation also increased common stock by $1,547 through the dividend reinvestment program and stock option exercises. Shareholders’ may invest cash dividends and voluntary cash payments in additional shares at a 5% discount and without payment of brokerage commissions or service charges. Earnings retained during 1998 totaled $478.

      In 1997, $474 of treasury stock was repurchased. As of December 31, 1998, the Corporation had 50,400 shares held in treasury. On August 10, 1999, the Board of Directors authorized the discretionary buy-back of up to 500,000 shares of common stock. As of December 31, 1999, 254,100 shares had been repurchased bringing the total shares in treasury to 304,500.

      The Corporation has consistently had qualifying capital under the risk-based capital requirements in excess of those required to meet the “well-capitalized” standards. For further details on capital ratios, see Note 13.

      The Corporation trades under the symbol SECD on the Nasdaq National Market System. The total market capitalization of the Corporation was approximately $234 million on December 31, 1999. The table below lists the high and low trading prices for the common stock by quarter for the last three years. The price ranges and per share dividend figures set forth below have been adjusted to reflect the two-for-one stock split effective May 1, 1997.

Quarter	First	Second	Third	Fourth	Year

1999

High	$24.00	$29.50	$30.75	$27.00	$29.50

Low	19.06	21.00	24.00	22.38	19.06

Dividends Declared	.14	.14	.14	.14	.56

1998

High	$34.75	$37.25	$31.50	$26.00	$37.25

Low	24.88	27.00	25.75	19.75	19.75

Dividends Declared	.11	.12	.12	.13	.48

1997

High	$18.50	$22.25	$24.50	$28.00	$28.00

Low	15.06	17.75	20.75	21.88	15.06

Dividends Declared	.10	.10	.10	.10	.40

      The Corporation’s price for its common stock increased to a trading range of $24.00 to $30.75 per share in the third quarter of 1999 and subsequently closed the year at $22.375. The Corporation’s stock has generally followed the market trend for traded bank stocks. Bank stock prices in general were subject to downward pressure with the increase in market rates associated with Federal Open Market Committee activities. The common stock closed at $22.25 at December 31, 1998. Book value per common share was $11.12 and $11.53 at December 31, 1999 and 1998, respectively. The Corporation’s common stock was also included in the Russell 2000 and 3000 indexes in June 1999. The increase in price at that time can be attributed to purchasing activity by various index funds.

      The Corporation has historically paid cash dividends on a quarterly basis and has periodically paid stock dividends at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors. The payment will depend on, among other things, earnings, financial condition and cash requirements of the Corporation at the time that such payment is considered and on the ability of the Corporation to receive dividends from the Bank, the amount of which is subject to regulatory limitations. For 1999, 1998, and 1997, the dividend-payout ratio for the Corporation was 38.7%, 91.5% and 32.3%, respectively. The abnormally high dividend payout ratio for 1998 was attributable to the impact of merger related costs.

Liquidity

      Management of the Corporation’s liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Corporation. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB, and overnight lines of credit of over $37 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks which are renewable annually, and access to the capital markets. The net cash provided by operating activities for 1999, 1998 and 1997 were approximately $20, $4 and $17 million, respectively. As discussed in Note 13, the Bank is subject to regulation and may be limited in its ability to pay dividends to the parent company. Accordingly, consolidated cash flows may not represent cash available to common stockholders.

      Additional discussion regarding Second Bancorp’s liquidity and capital resources are set forth in Notes 10, 11, 12 and 13 of Item 8; Second Bancorp’s Financial Statements and Supplementary Data are incorporated herein by reference.

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

ITEM 7a.  MARKET RISK MANAGEMENT

      Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s Asset/ Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly all of the Corporation’s interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank’s Board of Directors review the policies and guidelines established by ALCO.

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

      The dynamic gap analysis measures the amount of repricing risk associated with the balance sheet at a specific point in time. Expected cash flows from fixed rate instruments are defined utilizing contractual maturities and anticipated cash flows through early repayment of loans, early calls and paydowns of securities and early withdrawals of deposits. Variable rate instruments repricing frequencies are categorized according to their earliest repricing opportunity. Core deposits with noncontractual maturities are included in the gap repricing distributions based on historical patterns of pricing behavior.

      The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would increase by 7.5% if interest rates would immediately fall by 200 basis points and decrease by 9.3% if interest rates would immediately rise by 200 basis points. This represents a shift from the prior year when the model projected net income would increase by 6.5% if interest rates would immediately rise by 200 basis points and would decrease by 3.8% if interest rates would immediately fall by 200 basis points. Management believes this liability sensitive position for the one-year time horizon is outside of prudent levels and is enacting strategies designed to decrease the level of earnings at risk. These strategies include extending liability maturities and shortening asset maturities either through on- or off-balance sheet activities. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and Management’s outlook.

      Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed-rate, long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of fixed-rate, long-term mortgages through the secondary mortgage market. Although the Corporation has available to it the use of off-balance sheet swap instruments to manage interest rate risk, these instruments are historically rarely utilized.

Other

  Year 2000:

      During 1999, Management completed the process of preparing for the Year 2000 date change. The Corporation has successfully managed the transition. The process included modifying or replacing certain hardware and software used by the Corporation, communicating with third party hardware and software providers to ensure that appropriate steps were being taken, and developing contingency plans to remedy any Year 2000 issues.

      Although considered unlikely, unanticipated problems in the Corporation’s core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes throughout 2000 to address any issues and to ensure all processes function properly.

      Total cost associated with the process, including the cost of acquiring certain hardware and software and the internal and external costs relating to modifying the systems totaled approximately $1.5 million, including $1.4 million in capitalized costs. Purchased hardware and software was capitalized in accordance with normal policy. Personnel and all other costs related to the process were expensed as incurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31

	1999	1998

	(Dollars in thousands)

Assets

Cash and demand balances due from banks	$35,238	$45,478

Federal funds sold	0	4,000

Securities: Available-for-sale (at market value)	367,587	354,415

Loans	1,071,662	970,853

Less reserve for loan losses	11,169	10,739

Net loans	1,060,493	960,114

Premises and equipment	18,575	17,119

Accrued interest receivable	9,277	8,709

Goodwill and intangible assets	5,931	5,749

Other assets	40,177	34,649

Total assets	$1,537,278	$1,430,233

Liabilities and Shareholders’ Equity

Deposits:

Demand — non-interest bearing	$110,811	$115,624

Demand — interest bearing	90,570	101,080

Savings	270,544	274,728

Time deposits	625,664	611,158

Total deposits	1,097,589	1,102,590

Federal funds purchased and securities sold under agreements to repurchase	106,532	122,482

Note payable	4,000	0

Other borrowed funds	5,739	861

Federal Home Loan Bank advances	200,276	72,782

Accrued expenses and other liabilities	6,795	8,245

Total liabilities	1,420,931	1,306,960

Shareholders’ equity:

Common stock, no par value; 30,000,000 shares authorized; 10,762,950 and 10,738,850 shares issued in 1999 and 1998, respectively	36,966	36,901

Treasury stock, 304,500 and 50,400 shares, respectively	(7,140)	(793)

Net unrealized holding (losses) gains on available-for-sale securities, net of tax	(7,791)	3,097

Retained earnings	94,312	84,068

Total shareholders’ equity	116,347	123,273

Total liabilities and shareholders’ equity	$1,537,278	$1,430,233

See Notes To Consolidated Financial Statements.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Calendar Year

	1999	1998	1997

	(Dollars in thousands, except per share data)

Interest Income

Loans (including fees):

Taxable	$80,783	$79,229	$73,509

Exempt from federal income taxes	681	734	636

Securities:

Taxable	18,446	22,945	27,142

Exempt from federal income taxes	3,781	3,347	2,854

Federal funds sold	891	742	849

Total interest income	104,582	106,997	104,990

Interest Expense

Deposits	41,938	43,571	43,648

Federal funds purchased and securities sold under agreements to repurchase	5,781	6,525	6,172

Note payable	64	0	276

Other borrowed funds	155	170	163

Federal Home Loan Bank advances	7,372	5,622	5,448

Total interest expense	55,310	55,888	55,707

Net interest income	49,272	51,109	49,283

Provision for loan losses	3,195	10,579	4,205

Net interest income after provision for loan losses	46,077	40,530	45,078

Non-Interest Income

Service charges on deposit accounts	4,309	4,145	3,963

Trust fees	3,534	2,820	2,562

Security gains	312	1,007	515

Other	6,637	4,782	4,061

Total non-interest income	14,792	12,754	11,101

Non-Interest Expense

Salaries and employee benefits	19,054	19,080	18,422

Merger costs	0	6,657	0

Net occupancy	4,134	3,966	3,888

Equipment	3,418	3,073	2,731

Professional services	2,192	2,137	2,070

Assessment on deposits and other taxes	1,689	1,660	1,811

Amortization of goodwill and other intangibles	685	799	937

Other	8,158	8,876	9,339

Total non-interest expense	39,330	46,248	39,198

Income before federal income taxes	21,539	7,036	16,981

Income tax expense (benefit):

Current	4,516	1,864	3,356

Deferred	845	(461)	389

Total federal income tax expense	5,361	1,403	3,745

Net Income	$16,178	$5,633	$13,236

Net Income Per Common Share

Basic	$1.52	$.53	$1.25

Diluted	$1.51	$.52	$1.25

Weighted-average common shares outstanding:

Basic	10,635,852	10,665,597	10,555,921

Diluted	10,698,717	10,742,622	10,616,752

See Notes To Consolidated Financial Statements.

SECOND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Unrealized
				Holding
	Preferred	Common	Treasury	(Loss)	Retained		Comprehensive
	Stock	Stock	Stock	Gain	Earnings	Total	Income

	(dollars in thousands, except per share data)

Balance, January 1, 1997	$6	$33,450	$(319)	$(704)	$73,982	$106,415

Comprehensive income:

Net income					13,236	13,236	$13,236

Unrealized Gain on Securities of $3,857, net of reclassification adjustment for gains included in net income of $340				3,517		3,517	3,517

Comprehensive income							$16,753

Cash dividends declared:

Common stock ($.40 per share)					(4,274)	(4,274)

Common stock issued — dividend reinvestment and stock option plans		1,900				1,900

Conversion of preferred stock to common stock	(6)	4				(2)

Purchase of treasury stock			(474)			(474)

Balance, December 31, 1997	$0	35,354	(793)	2,813	82,944	120,318

Adjustment to conform pooled company’s fiscal year-end				19	646	665	$934

Comprehensive income:

Net income					5,633	5,633	$5,633

Unrealized Gain on Securities of $930, net of reclassification adjustment for gains included in net income of $665				265		265	265

Comprehensive income							$5,898

Cash dividends declared:

Common stock ($.48 per share)					(5,155)	(5,155)

Common stock issued — dividend reinvestment and stock option plans		1,547				1,547

Balance, December 31, 1998		36,901	(793)	3,097	84,068	123,273

Comprehensive income:

Net income					16,178	16,178	$16,178

Unrealized Loss on Securities of $10,634, net of reclassification adjustment for gains included in net income of $254				(10,888)		(10,888)	(10,888)

Comprehensive income							$5,290

Cash dividends declared:

Common stock ($.56 per share)					(5,934)	(5,934)

Common stock issued — dividend reinvestment and stock option plans		65				65

Purchase of treasury stock			(6,347)			(6,347)

Balance, December 31, 1999		$36,966	$(7,140)	$(7,791)	$94,312	$116,347

See Notes To Consolidated Financial Statements.

SECOND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Calendar Year

	1998	1997	1996

	(dollars in thousands)

Operating Activities

Net income	$16,178	$5,633	$13,236

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	3,195	10,579	4,205

Provision for depreciation	2,985	2,614	2,317

Provision for amortization of intangibles	685	799	937

(Accretion) amortization of investment discount and premium	(293)	(1,811)	657

Provision for loss on servicing rights	(451)	380	18

Deferred income taxes	845	(461)	389

Securities gains	(312)	(1,007)	(515)

Other gains, net	(2,112)	(2,104)	(1,272)

(Increase) decrease in interest receivable	(568)	73	(1,118)

Increase (decrease) in interest payable	609	(220)	(170)

Originations of loans held-for-sale	(119,047)	(118,838)	(49,770)

Proceeds from sales of loans held-for-sale	121,159	120,948	50,341

Net change in other assets and other liabilities	(3,037)	(12,653)	(2,588)

Net cash provided by operating activities	19,836	3,932	16,667

Investing Activities

Proceeds from maturities of securities — held-to-maturity	0	87,945	31,315

Proceeds from maturities of securities — available-for-sale	163,240	166,019	61,794

Proceeds from sales of securities — available-for-sale	52,415	86,245	62,794

Donation of securities to charitable foundation	0	202	824

Purchases of securities — held-to-maturity	0	(12,384)	(3,249)

Purchases of securities — available-for-sale	(244,921)	(201,734)	(142,017)

Net increase in loans	(103,574)	(94,526)	(52,957)

Net increase in premises and equipment	(4,441)	(4,817)	(3,039)

Net cash (used for) provided by investing activities	(137,281)	26,950	(44,535)

Financing Activities

Net (decrease) increase in demand, interest bearing demand and savings deposits	(19,507)	21,745	8,225

Net increase (decrease) in time deposits	14,506	(36,850)	29,972

Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(15,950)	405	44,405

Increase (decrease) in note payable	4,000	0	(5,000)

Net increase (decrease) in borrowings	4,878	(2,696)	(497)

Net advances (repayments) from Federal Home Loan Bank	127,494	(3,324)	(48,586)

Cash dividends	(5,934)	(5,155)	(4,274)

Redemption/conversion of preferred stock	0	0	(2)

Purchase of treasury stock	(6,347)	0	(474)

Issuance of common stock	65	1,547	1,900

Net cash provided by (used for) financing activities	103,205	(24,328)	25,669

(Decrease) increase in cash and cash equivalents	(14,240)	6,554	(2,199)

Cash and cash equivalents at beginning of year	49,478	42,924	45,553

Cash and cash equivalents at end of year	$35,238	$49,478	$43,354

Supplementary Cash Flow Information:

      Cash paid for 1) Federal income taxes — $3,924, $2,885 and $3,745 for the twelve months ended December 31, 1999, 1998 and 1997, respectively; and 2) Interest — $55,310, $56,108 and $55,533 for the twelve months ended December 31,1999, 1998 and 1997, respectively. Conforming adjustments for the pooled company for the fiscal quarter ending December 31, 1997 included $746, $(12,276) and $11,100 for operating, investing and financing activities, respectively.

See Notes To Consolidated Financial Statements.

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 1998

1.  Statement of Accounting Policies

      Nature of Operations:  Second Bancorp Incorporated (the Corporation) is a one bank holding company with its sole subsidiary being The Second National Bank of Warren (the Bank), headquartered in Warren, Ohio, with 35 branches and one loan production office operating in Northeast Ohio. In addition to general commercial banking, the Bank engages in trust and mortgage banking activities, as well as other financially related businesses.

      The accounting policies followed by Second Bancorp Incorporated conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant accounting policies:

a.	Principles of Consolidation: Significant intercompany balances and transactions between the Corporation and the Bank have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the August 20, 1998 acquisition of Enfin, Inc. (Enfin) and to the November 19, 1998 acquisition of Trumbull Financial Corporation (Trumbull). In accordance with the rules of the Securities and Exchange Commission, Trumbull’s financial statements and selected financial data for the years ended September 30, 1995 through 1997 have been combined with the Corporation’s financial statements and selected financial data for the years ended December 31, 1995 through 1997, respectively. Certain prior year amounts have been reclassified to conform with the current year presentation.

b.	Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

c.	Business Combinations: Business combinations which have been accounted for under the pooling-of-interests method of accounting, which requires the assets, liabilities and shareholders’ equity of the merged entity to be retroactively combined with the Corporation’s respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method.

d.	Cash Equivalents: Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for periods of less than 30 days.

e.	Securities: Debt and equity securities are classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale, and trading at fair value. Adjustments to fair value of the securities available-for-sale in the form of unrealized holding gains and losses are excluded from earnings and reported net of tax as a separate component of shareholders’ equity. Adjustments to fair value of securities classified as trading are included in earnings. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Classifying securities as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation’s interest rate risk. The Corporation does not maintain a trading account. Securities previously classified as held-to-maturity by Trumbull were reclassified to available-for-sale at the consummation of the transaction. The amortized cost of the debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, as well as declines in value judged to be other than temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

f.	Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Premiums on acquired loans have been deducted from the related interest income and are amortized over the remaining useful life of the loans acquired. Discounts and premiums on acquired deposits have been deducted or added respectively from the related interest expense and are being accreted or amortized over the remaining useful life of the deposits. The accrual of interest income generally is discontinued when a loan becomes, in Management’s opinion, doubtful of being collectible. When interest accruals are discontinued, interest credited to income for the current year is reversed, and interest accrued in prior years is charged to the reserve for loan losses. The Corporation accounts for loan origination and commitment fees, as well as certain direct loan origination costs by deferring the net fees or net costs, and amortizing them as an adjustment of the related loan’s yield. The Corporation is amortizing these amounts over the contractual life of the related loans. Net unamortized deferred costs, primarily representing costs of acquiring indirect automobile loans, were $3,558 and $2,055 at December 31, 1999 and 1998, respectively.

g.	Loans Available-for-Sale: From time to time, the Corporation will sell loans it originated, mostly mortgages. The loans are reclassified as available-for-sale and are recorded at the aggregate cost or market value by loan.

h.	Reserve for Loan Losses: The reserve for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management’s determination of the adequacy of the reserve is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall quality, and a review of specific problem loans. Certain loans are accounted for under Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These standards address the accounting for certain loans when it is probable that amounts due pursuant to the contractual terms of the loan will not be collected. This evaluation is inherently subjective and requires Management to make estimates regarding the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change. To determine the amount of impaired loans, the Corporation analyzes the expected cash flows of non-accrual loans. To the extent that the net present value of expected cash flows is less than the carrying amount of an individual loan, the loan balance is included as impaired loans, and an allowance is maintained.

i.	Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization for premises and equipment, including costs related to developing or obtaining software for internal use, is computed generally by the straight-line method over their useful lives. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives.

j.	Intangible Assets: Intangible assets resulting from the excess of the purchase price over net identifiable tangible assets acquired through acquisitions are specifically identified when determinable. The excess goodwill is amortized based on the estimated useful life of the long-term assets acquired and on an accelerated basis. The core deposit intangible is amortized both on an accelerated basis and on a straight-line basis over the estimated useful life. Original estimated useful lives for the core deposit intangible and goodwill range from 10 to 14 years and 8 to 22 years, respectively. Accumulated amortization as of December 31, 1999 and 1998 were $9,401 and $8,716, respectively.

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

k.	Mortgage Servicing Rights: The Corporation recognizes as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Management stratifies servicing rights based on term or method of acquisition. Capitalized mortgage servicing rights are amortized on an accelerated basis over the estimated life of the loans sold. Management evaluates the recoverability of the mortgage servicing rights in relation to the impact of actual and anticipated loan portfolio prepayments, foreclosures, and delinquency experience.

l.	Interest Rate Risk Management: As part of managing the Corporation’s interest rate risk, a variety of financial instruments may, from time to time, be used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The derivative financial instruments used primarily consist of interest rate caps and swaps. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses are not recognized on the balance sheet.

m.	Federal Income Taxes: Deferred federal income taxes are provided for differences between tax and financial statement bases of assets and liabilities at year-end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

n.	Per Share Data: The Corporation computes both basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” The Corporation had a two-for-one stock split on May 1, 1997 and all of the share and per share data have been restated to reflect this stock split.

o.	Treasury Stock: Acquisitions of treasury stock are recorded on the cost method with the full amount of the cash paid deducted from shareholders’ equity.

2.  Recent Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” requires derivative instruments be carried at fair market value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

      The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement’s effective date. The impact of adopting the provisions of this statement on the Corporation’s financial position, results of operations and cash flow subsequent to the effective date is not expected to be material.

3.  Mergers and Acquisitions

      On August 20, 1998, Second Bancorp acquired Enfin, Inc. (Enfin), a $44 million asset bank holding company headquartered in Solon, Ohio, in a transaction accounted for as a pooling of interests. Second Bancorp

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued .5 million shares of common stock to the shareholders of Enfin based upon an exchange ratio of .95 shares of Second Bancorp common stock for each outstanding share of Enfin common stock. The historical consolidated financial statements have been restated to reflect this transaction.

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

      Prior to the merger, Trumbull used a fiscal year end of September 30. The 1998 financial statements combine each company’s year ended December 31. The restated financial statements for the years ended December 31, 1997 combine Second Bancorp’s and Enfin’s financial statements for the years ended December 31, 1997 with Trumbull’s financial statements for the years ended September 30, 1997. Due to the different fiscal year ends, Trumbull’s results for the three months ended December 31, 1997 are reflected as an adjustment in the accompanying statement of shareholders’ equity. Net income for Trumbull for the period totaled $915, with dividends declared of $269 and a net change in unrealized gains on securities available-for-sale of $19.

      The net interest income, net income, and diluted net income per common share for the period October 1, 1997 through December 31, 1997 that were excluded from the results of operations were $3,177, $915 and $.09, respectively. Trumbull’s net interest income, net income, and diluted income per share for the period January 1, 1998 through September 30, 1998 was $10,204, $2,861 and $.27, respectively.

      Merger expenses incurred in 1998 as a result of the Enfin and Trumbull acquisitions totaled $6,657 and consisted of: personnel-related costs of 2,931; professional fees of $1,917; system conversion expenses of $810; and miscellaneous expenses of $999.

4.  Restrictions on Cash and Due From Bank Accounts

      The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1999 was approximately $1,750, which represents compensating balances for services provided by the Federal Reserve Bank during 1999.

5.  Securities

      The following is a summary of securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 1999	Cost	Gains	Losses	Value

Available-for-Sale:

U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$84,021	$1	$(2,691)	$81,331

Obligations of states and political subdivisions	78,691	392	(1,928)	77,155

Corporate securities	23,135	0	(1,191)	21,944

Mortgage-backed securities	180,312	99	(6,661)	173,750

Total debt securities	366,159	492	(12,471)	354,180

Equity securities	13,414	144	(151)	13,407

Total securities	$379,573	$636	$(12,622)	$367,587

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 1998	Cost	Gains	Losses	Value

Available-for-Sale:

U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$88,739	$984	$(70)	$89,653

Obligations of states and political subdivisions	74,218	2,855	(97)	76,976

Corporate securities	10,247	199	0	10,446

Mortgage-backed securities	163,787	818	(343)	164,262

Total debt securities	336,991	4,856	(510)	341,337

Equity securities	12,729	406	(57)	13,078

Total securities	$349,720	$5,262	$(567)	$354,415

      The amortized cost and estimated market value of securities on December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Under 1 year	$3,439	$3,439

1 to 5 years	76,179	74,577

5 to 10 years	60,578	59,299

Over 10 years	45,651	43,115

	185,847	180,430

Mortgage-backed securities	180,312	173,750

Equity securities	13,414	13,407

	$379,573	$367,587

      Information relating to sales of available-for-sale securities for the three years ended December 31, 1999 is as follows:

	1999	1998	1997

Proceeds from sales of securities	$52,415	$96,971	$62,794

Gross realized gains	$351	$1,024	$708

Gross realized losses	(39)	(17)	(193)

Income tax associated with net gains	109	342	175

After tax gain	$203	$665	$340

Impact on dilutive earnings per share	$0.02	$0.06	$0.03

      On December 31, 1999 and 1998, securities with a carrying value of $254,941 and $156,078, respectively, were pledged to secure repurchase agreements, deposits of public funds, and for other purposes.

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Loans

      Loans consist of the following:

	December 31,

	1999	1998

Commercial	$413,097	$373,244

Consumer	216,173	230,561

Real estate	402,468	346,081

Real estate — construction	39,924	20,967

	$1,071,662	$970,853

      At December 31, 1999 and 1998, the Corporation serviced mortgage loans for others totaling $343,756 and $295,423, respectively. Following is an analysis of the activity for capitalized mortgage loan servicing rights acquired during the years ending December 31:

	1999	1998

Balance at January 1	$2,683	$3,544

Additions	1,302	1,019

Sales	0	(925)

Amortization	(946)	(575)

Change in valuation allowance	451	(380)

Balance at December 31	$3,490	$2,683

      Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing rights for the years ended December 31:

	1999	1998

Balance at January 1	$451	$71

Additions	0	380

Reductions	(451)	0

Balance at December 31	$0	$451

      The Corporation also services Small Business Administration (SBA) loans for others totaling $11,484 and $10,394 as of December 31, 1999 and 1998, respectively. Amounts capitalized as originated servicing rights were $143 and $225 in 1999 and 1998, respectively. Capitalized servicing rights amortized were $83 and $66 in 1999 and 1998, respectively.

      The Bank has granted loans to the officers and directors of both the Corporation and the Bank and their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amounts of these loans were $16,407 and $10,904 at December 31, 1999 and 1998, respectively. New loans and advances totaled $34,204 and payments were $28,702 in 1999.

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Asset Quality

  Reserve for loan losses:

      Changes in the reserve for loan losses for each of the last three years ended December 31 were as follows:

	1999	1998	1997

Balance at beginning of year	$10,739	$8,837	$9,235

Charge-offs	(4,477)	(10,609)	(5,368)

Recoveries	1,712	1,932	754

Net charge-offs	(2,765)	(8,677)	(4,614)

Provision for loan losses	3,195	10,579	4,205

Balance at end of year	$11,169	$10,739	$8,826

Reserve for loan losses as a percent of total loans	1.04%	1.11%	1.02%

      Conforming adjustments for the pooled company for the fiscal quarter ending December 31, 1997 included recoveries of $5, charge-offs of $54 and provision for loan losses of $60.

  Non-accrual, past-due and restructured loans (non-performing loans):

      Non-accrual loans are loans that are no longer accruing interest at the discretion of Management. This occurs when Management determines that the borrower can no longer service the debt, but the loan is adequately secured with collateral or the borrower is able to repay the principal portion of the loan in the future. Past-due loans are loans with principal payments more than 90 days past due. Both interest and principal are expected to be repaid. Restructured loans include loans whose original terms were redesigned to allow the customer to remain current and repay the loan. Also listed is other real estate owned which represents real estate acquired through the default of loans. The Bank’s practice is to carry other real estate owned at the lower of cost or fair market value, less estimated costs to sell.

	December 31

	1999	1998

Non-accrual loans	$2,743	$4,130

Past-due loans	3,132	2,725

Restructured loans	52	61

Total	$5,927	$6,916

Percent of total loans at year end	.55%	.71%

Other real estate owned (net of reserve)	$281	$79

      For the year ended December 31, 1999, interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans in the above schedule amounted to $235. No interest income was realized on these loans for 1999. Loans that were considered to be impaired under SFAS No. 114 totaled $542 and $2,367 as of December 31, 1999 and 1998, respectively, all of which were included in non-performing assets as of those dates. The related allowance allocated to impaired loans for 1999 and 1998 was $280 and $340, respectively.

8.  Fair Values of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Corporation disclose estimated fair values for its financial instruments. The market value of securities, as presented in Note 5,

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are Management’s estimates of the values at which the instruments could be exchanged in a transaction between willing parties. In accordance with SFAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments. SFAS No. 107 also excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Corporation.

      The following table presents the estimates of fair value of financial instruments:

	December 31, 1999		December 31, 1998

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:

Cash and cash equivalents	$35,238	$35,238	$49,478	$49,478

Securities	367,587	367,587	354,415	354,415

Loans	1,071,662	1,051,975	970,853	986,236

Allowance for loan losses	(11,169)		(10,739)

Cost of mortgage servicing rights	3,490	4,152	2,683	2,753

Liabilities:

Demand deposits — non-interest bearing	110,811	110,811	115,624	115,624

Demand deposits — interest bearing	90,570	90,570	101,080	101,080

Savings deposits	270,544	270,544	274,728	274,728

Time deposits	625,664	623,534	611,158	621,081

Federal funds purchased and securities sold under agreements to repurchase	106,532	106,532	122,482	122,482

Note payable	4,000	4,000	0	0

Other borrowed funds	5,739	5,739	861	861

FHLB advances	200,276	199,282	72,782	72,383

Off-balance sheet:

Interest rate caps		262		(228)

      Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments:

      Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair value.

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

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cost of mortgage servicing rights: The fair value for the cost of mortgage servicing rights was determined via an independent quote from a third party. Included in the valuation of fair value were assumptions regarding prepayment speeds, discount rates, servicing costs, delinquency, ancillary income and foreclosure costs arrived at from third party sources and internal historical records.

      Deposit liabilities: The fair values disclosed for demand deposits, insured money market, interest checking accounts, and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for time deposits are estimated using a discounted cash flow calculation. Variable-rate time deposits that reprice frequently are assumed to have a short-duration period, yielding a fair value that approximates the carrying value.

      Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings approximate their fair values.

9.  Premises and Equipment

      The following is a summary of bank premises and equipment accounts as of December 31:

	1999	1998

Land and buildings	$6,456	$5,486

Leasehold improvements	8,932	8,570

Furniture and equipment	23,103	20,223

	38,491	34,279

Less:

Accumulated depreciation and amortization	19,916	17,160

	$18,575	$17,119

10.  Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

      The Corporation has available to it the ability to borrow in excess of $37 million from correspondent banks as overnight federal funds purchased. There were no federal funds purchased at December 31, 1999, 1998 or 1997. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U. S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $84,882 and $101,832 as of December 31, 1999 and 1998, respectively. The securities are held in the Corporation’s safekeeping account at the Federal Reserve Bank. The Corporation also maintains repurchase agreements with approved brokers and are collateralized by U. S. Treasury and government agency securities held by the broker. The following table summarizes certain information relative to these borrowings:

	1999	1998	1997

Outstanding at December 31	$106,532	$122,482	$131,127

Weighted-average interest rate at December 31	4.46%	4.23%	4.67%

Maximum amount outstanding as of any month end	$133,951	$166,043	$138,830

Average amount outstanding	$136,382	$135,259	$124,652

Approximate weighted-average interest rate during the year	4.24%	4.61%	4.78%

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Notes Payable

      As of December 31, 1999, the Corporation had $4 million in notes payable to a correspondent bank. The Corporation also has an additional $16 million in unsecured lines of credit with two correspondent banks. The lines are renewable annually and bear interest at a floating rate based on several indices including LIBOR, Federal funds or prime rate.

12.  Other Borrowed Funds and Federal Home Loan Bank Advances

      The Corporation has a Treasury Note Option Agreement with the Federal Government which allows the Corporation to hold funds deposited by customers for treasury and tax payments to the Government up to a self-imposed limit of $6,000,000. Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock and a portion of the Corporation’s qualified mortgage loan portfolio, and are used to fund mortgage loan originations of the Corporation and as a regular funding source. The detail of these borrowings on December 31, 1999 and 1998 is as follows:

	Current	Balance
	Interest
Description	Rates	1999	1998

Treasury note option account	4.47%	$5,739	$861
Fixed rate FHLB advances with monthly interest payments

Advances due in 2000	5.21% to 5.82%	$78,000	$17,000
Fixed rate FHLB advances with monthly principal and interest payments

Advances due 2001 to 2007	4.90% to 6.95%	$122,276	$55,782

13.  Shareholders’ Equity

      On February 27, 1998, the Board of Directors rescinded the authorization to repurchase any shares of common stock. As of December 31, 1998, the Corporation had 50,400 shares held in treasury. On August 10, 1999, the Board of Directors authorized the discretionary buy-back of up to 500,000 shares of common stock. As of December 31, 1999, 254,100 shares had been repurchased bringing the total shares in treasury to 304,500.

      Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net profits from the preceding two years. As of December 31, 1999, the Bank had retained earnings of $89,204, of which $17,772 was available for distribution to the Corporation as dividends without prior regulatory approval.

      The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth on the next page) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined). Management believes, as of December 31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

      As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which Management believes have changed the Bank’s category.

      The consolidated Corporation’s and the subsidiary Bank’s actual capital amounts and ratios are also presented in the table.

							To Be Well-
							Capitalized Under
			For Capital				Prompt Corrective
			Adequacy Purposes				Action Provisions
	Actual
	Amount	Ratio	Amount		Ratio		Amount			Ratio

As of December 31, 1999:

Total capital (to risk-weighted assets):

Second Bancorp	$133,150	12.8%	*$	82,958	*	8.0%			n/a

Second National Bank	130,460	12.6		*82,819	*	8.0	*	$103,523		*	10.0%

Tier I capital (to risk-weighted assets):

Second Bancorp	121,981	11.8		*41,479	*	4.0			n/a

Second National Bank	113,211	10.9		*41,409	*	4.0	*	62,114		*	6.0

Tier I leverage:

Second Bancorp	121,981	8.2		*59,872	*	4.0			n/a

Second National Bank	113,211	7.6		*59,760	*	4.0	*	74,700		*	5.0

As of December 31, 1998:

Total capital (to risk-weighted assets):

Second Bancorp	127,967	13.5		*75,573	*	8.0			n/a

Second National Bank	120,914	12.8		*75,421	*	8.0	*	94,276		*	10.0

Tier I capital (to risk-weighted assets):

Second Bancorp	117,228	12.4		*37,787	*	4.0			n/a

Second National Bank	102,295	10.9		*37,710	*	4.0	*	56,565		*	6.0

Tier I leverage:

Second Bancorp	117,228	8.2		*57,091	*	4.0			n/a

Second National Bank	102,295	7.0		*58,263	*	4.0	*	72,829		*	5.0

*  Greater than or equal to symbol.

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	1999	1998	1997

Numerator for basic and diluted earnings per share:

Net income	$16,178	$5,633	$13,236

Denominator:

Denominator for basic earnings per share — weighted-average shares	10,635,852	10,665,597	10,555,921

Effect of dilutive securities:

Employee stock options	62,865	77,025	60,831

Denominator for diluted earnings per share — adjusted weighted-average shares	10,698,717	10,742,622	10,616,752

Basic earnings per share	$1.52	$.53	$1.25

Diluted earnings per share	$1.51	$.52	$1.25

15.  Federal Income Taxes

      The Corporation’s federal income tax provision in the accompanying statements of income differs from the statutory rate as follows:

	1999	1998	1997

Statutory rate	35%	34%	34%

Income before federal income taxes	$21,539	$7,036	$16,981

Tax at statutory rate	$7,539	$2,392	$5,774

Tax effect of non-taxable interest	(1,558)	(1,388)	(1,187)

Merger costs	0	603	0

Other items, net	(620)	(204)	142

	$5,361	$1,403	$3,745

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Corporation’s deferred tax liabilities and assets as of December 31 are as follows:

	1999		1998

Deferred tax liabilities:

SFAS No. 115 adjustment	$	n/a	$1,576

FHLB dividends		1,540	1,198

Other		1,420	1,168

Total deferred tax liabilities		2,960	3,942

Deferred tax assets:

SFAS No. 115 adjustment		4,195	n/a

Provision for loan losses		3,578	3,222

Goodwill and intangible amortization		745	711

Non-accrual interest		82	528

Other		1,285	1,458

Total deferred tax assets		9,885	5,919

Net deferred tax assets		$6,925	$1,977

16.  Employee Benefit Plans

      The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. The benefits are based on a percentage of the employee’s average annual earnings multiplied by completed years of continuous service. The Corporation’s funding policy is to contribute annually an amount between the minimum required and the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

      The plan assets at December 31, 1999 are invested primarily in common stock, preferred stock, and corporate bonds. The Bank also has a supplemental retirement deferred benefit plan for certain employees, which provides benefits in excess of the defined benefit plan.

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the plan’s pension benefits as of December 31:

	1999	1998

Change in benefit obligation:

Benefit obligation at beginning of year	$7,672	$6,024

Service cost	798	571

Interest cost	541	447

Actuarial (gain) loss	(1,197)	725

Disbursements	(341)	(95)

Benefit obligation at end of year	$7,473	$7,672

Change in plan assets:

Fair value of plan assets at beginning of year	$8,707	$6,979

Actual return on plan assets	1,931	1,823

Employer contribution	64	0

Disbursements	(341)	(95)

Fair value of plan assets at end of year	$10,361	$8,707

Funded status	$2,888	$1,035

Unrecognized net actuarial gain	(4,541)	(2,092)

Unrecognized prior service cost	12	18

Unrecognized initial net obligation	(70)	(92)

Net amount recognized	$(1,711)	$(1,131)

Accrued benefit liability recognized	$(1,711)	$(1,131)

Weighted-average assumptions as of December 31:

Discount rate	8.00%	6.88%

Expected return on plan assets	9.75%	9.75%

Rate of compensation increase (1)	Age-graded	Age-graded

Components of net periodic benefit cost:

	1999	1998	1997

Service cost	$798	$571	$524

Interest cost	541	447	368

Expected return on plan assets	(685)	(594)	(531)

Amortization of prior service cost	6	6	11

Amortization of initial net asset	(22)	(22)	(20)

Recognized net actuarial loss (gain)	6	(4)	(18)

Net periodic pension expense	$644	$404	$334

(1)	A 5% rate of compensation increase was assumed for the supplemental retirement deferred benefit plan. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the nonqualified pension plan with accumulated benefit obligations in excess of plan assets were $785, $785, and $0, respectively, as of December 31, 1999, and $737, $737, and $0, respectively as of December 31, 1998.

      Prior to its acquisition, Trumbull had a noncontributory defined benefit retirement plan covering substantially all of its employees. The plan was a multi-employer plan and separate actuarial valuations were not made with respect to each employer, nor were plan assets so segregated. The multi-employer plan still covers the

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit obligation for the former Trumbull employees who are now employed by the Corporation. Amounts contributed to the plan were $0 and $71 in 1998 and 1997, respectively.

      The Bank had a stock appreciation rights plan that was used to grant certain officers stock appreciation rights upon their employ. The Corporation has not issued any rights since 1987 and all rights were fully exercised by the end of 1999. As of December 31, 1998, the accumulated obligation for these rights recorded in the financial statements was $168. The plan expense for 1999, 1998 and 1997 was $7, $56, and $190, respectively.

      The Bank also sponsors a defined contribution benefit plan covering substantially all eligible employees of the Bank. The Bank voluntarily contributes 75% of the participant’s contribution to a maximum of 4.5% of the participant’s compensation. Participants, at their discretion, may invest in several investment funds or a stock fund consisting solely of the Corporation’s common stock. The Bank’s contribution is limited solely to the stock fund. Contributions in 1999, 1998, and 1997 were $416, $410, and $395, respectively. The Board of Directors of the Corporation has authorized the issuance of 99,000 shares of the Corporation’s common stock for use in the Bank’s defined contribution benefit plan. As of December 31, 1999, none of the shares authorized has been issued.

17.  Stock Options

      The Corporation maintains incentive and non-qualified stock option plans that allow for stock based awards to eligible employees and directors. Through February 1998, the Corporation issued incentive stock options that were exercisable in one year after issuance and expire after 10 years. The maximum annual grant was 7,500 shares per employee. The plan was terminated in May 1998 when the non-qualified stock option plan was approved. The non-qualified plan authorizes 650,000 shares of common stock to be reserved and subject to issuance. The maximum annual grant is 10,000 shares per employee and 1,000 shares per director. The options are also exercisable one year after issuance and expire after ten years.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” and has been determined as if the Corporation had accounted for its employee stock options under the fair-value method of that Statement. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. The Corporation has elected, as the standard allows, to continue to measure compensation costs for its plans as prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” because the alternative fair value accounting provided under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosure of net income and earnings per share is made in the accompanying footnotes as if the fair-value method of accounting, as defined by SFAS No. 123, had been adopted.

      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	1999	1998	1997

Risk-free interest rate	6.5%	4.6%	5.5%

Dividend yield	3.0%	3.0%	3.0%

Volatility factor of expected market price of Corporation’s common stock	.274	.214	.161

Weighted-average expected life	6 years	6 years	6 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Corporation’s pro forma information follows:

	1999	1998	1997

Pro forma net income	$15,583	$5,447	$13,112

Pro forma earnings per share:

Basic	$1.47	$.51	$1.24

Diluted	$1.46	$.51	$1.24

      Due to the inclusion of only the 1996 and subsequent option grants, the effects of applying FSAS No. 123 to the years presented above may not be representative of the pro forma impact in future years.

      A summary of stock option activity is as follows:

	Number of Shares	Option Price Per Share	Total

Outstanding at December 31, 1996	206,800	$4.33 - $13.44	$2,241

Granted	62,000	22.13 - 24.19	1,380

Exercised	(75,400)	4.33 - 13.44	(716)

Outstanding at December 31, 1997	193,400	7.33 - 24.19	2,905

Granted	114,200	23.88 - 25.44	2,860

Exercised	(31,150)	10.56 - 13.44	(377)

Outstanding at December 31, 1998	276,450	7.33 - 25.44	5,388

Granted	108,400	22.72 - 24.22	2,478

Exercised	(24,100)	9.21 - 22.13	(273)

Outstanding at December 31, 1999	360,750	$7.33 - $25.44	$7,593

Exercisable at December 31, 1999	252,350	$7.33 - $25.44	$5,115

      The weighted-average fair value of the options granted during 1999, 1998 and 1997 were $7.03, $5.41 and $4.05, respectively. The weighted-average remaining contractual life of the outstanding options is 8.0 years.

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Parent Company

      Condensed financial information of Second Bancorp Incorporated (Parent Company only) is as follows:

Condensed Balance Sheets

	December 31

	1999	1998

Assets:

Cash	$134	$3,685

Available-for-sale securities	1,229	1,708

Loans	638	661

Investment in and advances to subsidiary, at equity in underlying value of their net assets	118,585	119,154

Fixed assets	17	74

Other assets	1,597	3,195

Total assets	$122,200	$128,477

Liabilities and Shareholders’ Equity:

Accrued and other liabilities	$1,853	$5,204

Note payable	4,000	0

Shareholders’ Equity:

Common stock, no par value; 30,000,000 shares authorized; 10,762,950 and 10,738,850 shares issued, respectively	36,966	36,901

Treasury stock, 304,500 and 50,400 shares, respectively	(7,140)	(793)

Net unrealized holding (losses) gains on available-for-sale securities	(7,791)	3,097

Retained earnings	94,312	84,068

Total Liabilities and Shareholders’ Equity	$122,200	$128,477

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Years ended December 31

	1999	1998	1997

Income:

Cash dividends from subsidiary	$6,345	$8,767	$7,722

Interest income	939	1,000	865

Gains on sale of securities	101	41	352

Other income	0	32	26

Total income	7,385	9,840	8,965

Expenses:

Interest expense	64	0	276

Merger costs	0	6,657	0

Other expenses	1,468	1,162	1,700

Total expenses	1,532	7,819	1,976

Income before income taxes and equity in undistributed earnings of subsidiary	5,853	2,021	6,989

Income tax benefit	252	1,777	429

Income before and equity in undistributed earnings of subsidiary	6,105	3,798	7,418

Equity in undistributed earnings of subsidiary	10,073	1,835	5,818

Net income	$16,178	$5,633	$13,236

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Years ended December 31

	1999	1998	1997

Operating Activities:

Net income	$16,178	$5,633	$13,236

Less: Equity in undistributed net income of subsidiary	(10,073)	(1,835)	(5,818)

Provision for depreciation	30	31	29

Gain on sale of securities	(101)	(41)	(352)

Loss on disposal of fixed assets	2	0	0

Other (net)	(1,627)	1,444	300

Cash provided by operations	4,409	5,232	7,395

Investing Activities:

Increase in loan to subsidiary	0	0	(2,000)

Net decrease in loans	23	22	20

Sale of securities	251	0	0

Purchase of securities	(43)	(191)	(903)

Donation of securities to charitable foundation	0	202	824

Sale of premises and equipment	25	0	0

Purchase of premises and equipment	0	(63)	(8)

Cash provided by (used by) investing activities	256	(30)	(2,067)

Financing Activities:

Issuance of note payable	4,000	0	65

Repayment of note payable	0	(65)	(5,000)

Redemption and conversion of preferred stock	0	0	(2)

Issuance of common stock	65	1,547	1,900

Purchase of treasury stock	(6,347)	0	(474)

Payment of dividend	(5,934)	(5,155)	(3,248)

Cash used by financing activities	(8,216)	(3,673)	(6,759)

(Decrease) increase in cash	(3,551)	1,529	(1,431)

Cash at beginning of year	3,685	2,156	3,611

Cash at end of year	$134	$3,685	$2,180

      Conforming adjustments for the pooled company for the fiscal quarter ending December 31, 1997 included $244, $0 and $(268) for operating, investing and financing activities, respectively.

19.  Off-Balance Sheet Instruments

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

      The Corporation uses interest rate cap contracts to help protect its net interest margin in periods of extremely high interest rates. As of December 31, 1999, the Corporation’s interest rate cap contracts utilized for interest rate risk management purposes had a notional amount of $30,900, unrealized gain of $262, an average strike rate of 6.0% and an average life of 2.3 years. As of December 31, 1998, the Corporation’s interest rate cap contracts had

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a notional amount of $30,900, unrealized loss of $228, an average strike rate of 6.0% and an average life of 3.3 years.

20. COMMITMENTS AND CONTINGENT LIABILITIES

  Loan Commitments:

      Loan commitments are made to accommodate the financial needs of the Bank’s customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

      Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank’s normal credit policies. Collateral (e.g., securities, receivables, inventory, and equipment) is obtained based on Management’s credit assessment of the customer.

      The Bank’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows:

	1999	1998

Commercial	$89,808	$111,897

Real Estate	26,292	9,054

Consumer	35,562	32,563

Standby Letters of Credit	4,504	4,428

	$156,166	$157,942

  Lease Agreements:

      The Bank has entered into lease agreements covering its main office, several branch locations, and equipment for various periods through 2013, with options to renew. Also, the Bank has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time.

      Future minimum commitments under non-cancelable operating leases and future estimated commitments are as follows:

2000	$2,089

2001	1,967

2002	1,893

2003	1,731

2004	1,547

Thereafter	7,490

      Rentals under operating leases and data processing costs amounted to $2,893, $3,501, and $2,762 in 1999, 1998, and 1997, respectively.

      Low Income Housing Project: In 1993, the Bank began investing in low-income housing tax credit projects designed to provide affordable housing for Ohio communities. The Bank has invested $1,197 to date and has begun to realize tax credits and tax savings from the investments. The Bank is committed to invest another $1,303 to the fund over the next several years.

SECOND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  Significant Concentration of Credit Risk

      Most of the Bank’s business activity is with customers located within the state of Ohio. As of December 31, 1999, the Bank had a concentration in commercial real estate loans totaling approximately $279,181, approximately 60.8% of which were owner-occupied businesses, including medical office buildings and retail and fast-food restaurants within the Bank’s market area. Of the $279,181 of commercial real estate loans, $2,120 or 0.76% were on non-accrual status as of December 31, 1999.

SECOND BANCORP, INC. AND SUBSIDIARY

Report of Independent Auditors

To the Shareholders and Board of Directors of Second Bancorp Incorporated:

      We have audited the accompanying consolidated balance sheets of Second Bancorp Incorporated and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Bancorp Incorporated and Subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted within the United States.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

January 25, 2000

SECOND BANCORP, INC. AND SUBSIDIARY

Supplementary Data — Unaudited Quarterly Results of Operations

December 31, 1999

      The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.

	Three Months Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(Dollars in thousands, except per share data)

1999

Interest income	$25,512	$25,405	$26,414	$27,251

Interest expense	12,997	13,282	14,066	14,965

Net interest income	12,515	12,123	12,348	12,286

Provision for loan losses	829	844	757	765

Other income	3,214	3,962	3,890	3,414

Security gains	111	64	55	82

Other expenses	9,516	9,426	9,618	10,770

Income before federal income taxes	5,495	5,879	5,918	4,247

Federal income taxes	1,380	1,541	1,506	934

Net income	4,115	4,338	4,412	3,313

Earnings per common share:

Basic	$0.38	$0.41	$0.41	$0.32

Diluted	$0.38	$0.40	$0.41	$0.32

1998

Interest income	$27,113	$27,166	$26,811	$25,907

Interest expense	14,224	14,300	14,121	13,243

Net interest income	12,889	12,866	12,690	12,664

Provision for loan losses	859	881	1,951	6,888

Other income	2,486	2,860	3,356	3,045

Security gains (losses)	128	35	850	(6)

Other expenses	9,646	10,178	10,915	15,509

Income before federal income taxes	4,998	4,702	4,030	(6,694)

Federal income taxes	1,333	1,317	1,195	(2,442)

Net income (loss)	3,665	3,385	2,835	(4,252)

Earnings per common share:

Basic	$0.34	$0.32	$0.27	$(0.40)

Diluted	$0.34	$0.32	$0.26	$(0.40)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held May 9, 2000 (the “Proxy Statement”). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. Information regarding executive officers is included under item 4a hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

      In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held May 9, 2000 (the “Proxy Statement”). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. Information regarding executive officers is included under item 4a hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held May 9, 2000 (the “Proxy Statement”). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. Information regarding executive officers is included under item 4a hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held May 9, 2000 (the “Proxy Statement”). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. Information regarding executive officers is included under item 4a hereof.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  The following consolidated financial statements of Second Bancorp, Incorporated and its subsidiary are incorporated herein by reference from Item 8:

      Consolidated Balance Sheets — December 31, 1999 and 1998.

Consolidated Statements of Income — years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Shareholders’ Equity — years ended December 31, 1999, 1998 and 1997.

Consolidated Statement of Cash Flows — years ended December 31, 1999, 1998 and 1997.

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

3.1	(1)	Amended and Restated Articles of Incorporation of the Registrant. (As updated to include Amendments dated March 17, 1987; January 7, 1991; June 20, 1997; September 18, 1998; and November 10, 1998)
3.3	(2)	Code of Regulations of the Registrant.
10.1	(3)	1998 Non-qualified Stock Option Plan
10.1	(2)	Amended Stock Option Incentive Plan.
10.2	(2)	Form of Incentive Stock Option Agreement.
10.3	(2)	Stock Appreciation Rights Agreement by and between Second Bancorp and Alan G. Brant, dated April 1, 1987, as amended.
10.4	(4)	Form of Amendment to April 1, 1987 Stock Appreciation Rights Agreement by and between Second Bancorp and Alan G. Brant, effective December 18, 1996.
10.5	(2)	Employment Agreement by and between Second Bancorp and Alan G. Brant, dated April 1, 1985.
10.6	(5)	Amendments to Employment Agreement by and between Second Bancorp and Alan G. Brant, dated April 1, 1985.
10.7	(2)	Consulting Agreement by and between Second Bancorp and Alan G. Brant, dated April 1, 1985.
10.8	(5)	Amendment to Consulting Agreement by and between Second Bancorp and Alan G. Brant, dated April 1, 1985.
10.9	(5)	Deferred Compensation Agreement between Second Bancorp and Alan G. Brant, dated November 9,1995.
10.10	(2)	Lease Agreement between Arden Associates Limited Partnership and Second National, dated October 1, 1979.
10.11	(5)	Amendment to Lease Agreement between Arden Associates Limited Partnership and Second National.
10.12	(5)	Form of Amended Management Severance Agreement with executive officers.
10.13	(6)	Revolving Credit Agreement (excluding exhibits), dated September 15, 19998, between Second Bancorp and The Northern Trust Company.
10.14	(6)	First Amendment to Revolving Credit Agreement (excluding exhibits), dated March 11, 1997, between Second Bancorp and The Northern Trust Company.
10.15	(1)	Form of Non-qualified Stock Option Agreement.
10.16		Employment Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999.
10.17		Deferred Compensation Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999.
10.18		Management Severance Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999.
11	(7)	Statement Re: Computation of Per Share Earnings
21		Subsidiaries of the registrant.
23.1		Consent of Ernst & Young.
27		Financial Data Schedule

(1)	Incorporated by reference to the exhibit filed with Second Bancorp’s annual report on Form 10-K for the year ended December 31, 1998.

(2)	Incorporated by reference to the exhibit filed with Second Bancorp’s annual report on Form 10-K for the year ended December 31, 1994.

(3)	Incorporated by reference to Exhibit A of the Registrant’s proxy statement dated April 1, 1998, as filed with the Securities and Exchange Commission in April, 1998.

(4)	Incorporated by reference to the exhibit filed with Second Bancorp’s annual report on Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to the exhibit filed with Second Bancorp’s annual report on Form 10-K for the year ended December 31, 1995.

(6)	Incorporated by reference to the Exhibit filed with the Registrant’s registration statement on Form S-4 (registration No. 333-62365) as filed on September 21, 1998 with the Securities and Exchange Commission.

(7)	Page x (Included in Note 14 of the Notes to the Consolidated Financial Statements of Registrant in the financial statements portion of this annual report on Form 10-K).

(b)	The Corporation filed one report on Form 8-K during the three months ended December 31, 1999. A Form 8-K was filed on November 12, 1999 to disclose hiring of R. L. (Rick) Blossom as President and Chief Operating Officer of Second Bancorp and President and Chief Executive Officer of Second National. A Form 8-K was also filed on March 15, 2000 to disclose an increase in the amount of dividend per share declared March 9, 2000 to $.16 per share.

(c)	Exhibits — The response to this portion of Item 14 is included at Item 14(a)(3) of this report.

(d)  Financial Statement Schedules — None.

SIGNATURES

      Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND BANCORP, INCORPORATED

/s/ DAVID L. KELLERMAN	March 24, 2000

David L. Kellerman, Treasurer	(date)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ ALAN G. BRANT A. G. Brant, Chairman and CEO	March 24, 2000

By: /s/ DAVID L. KELLERMAN D. L. Kellerman, Principal Financial Officer and Principal Accounting Officer	March 24, 2000

By: /s/ R. L. (RICK) BLOSSOM R. L. (Rick) Blossom, President, COO and Director	March 27, 2000

By: /s/ JOHN L. POGUE John L. Pogue, Director	March 27, 2000

By: /s/ JAMES R. IZANT James R. Izant, Director	March 27, 2000

By: /s/ JACK GIBSON Jack Gibson, Director	March 27, 2000

By: /s/ ROBERT J. WEBSTER Robert J. Webster, Director	March 28, 2000