Form 10-Q
period 2000-03-31
SECOND BANCORP INC
filed 2000-05-12
CIK 803112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended March 31, 2000

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period ..... to .....

Commission file number: 0-15624

SECOND BANCORP INCORPORATED
(exact name of registrant as specified in its charter)

Ohio	34-1547453

(State or other jurisdiction of in Company or organization)	(I.R.S. Employer Identification No.)

108 Main Ave. Warren, Ohio	44482-1311

(Address of principal executive offices)	(Zip Code)

(330) 841-0123
Registrant’s telephone number, including area code

Not applicable
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

Yes .x. No ...

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, without par value – 10,360,750 shares outstanding as of April 30, 2000.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
Second Bancorp Incorporated and Subsidiary

	March 31	December 31	March 31

(Dollars in thousands)	2000	1999	1999

ASSETS

Cash and due from banks	$43,925	$35,238	$33,876

Securities Available-for-sale (at market value)	384,941	367,587	391,756

Loans	1,099,413	1,071,662	975,365

Less reserve for loan losses	11,354	11,169	11,546

Net loans	1,088,059	1,060,493	963,819

Premises and equipment	18,611	18,575	18,088

Accrued interest receivable	9,509	9,277	8,991

Goodwill and intangible assets	5,739	5,931	5,696

Other assets	42,209	40,177	35,486

Total assets	$1,592,993	$1,537,278	$1,457,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand — non-interest bearing	$113,207	$110,811	$100,554

Demand — interest bearing	90,465	90,570	92,136

Savings	277,892	270,544	279,169

Time deposits	613,559	625,664	600,606

Total deposits	1,095,123	1,097,589	1,072,465

Federal funds purchased and securities sold under agreements to repurchase	136,640	106,532	143,995

Note Payable	0	4,000	0

Other borrowed funds	2,798	5,739	1,349

Federal Home Loan Bank advances	233,144	200,276	107,659

Accrued expenses and other liabilities	9,249	6,795	8,053

Total liabilities	1,476,954	1,420,931	1,333,521

Shareholders’ equity:

Common stock, no par value; 30,000,000 shares authorized; 10,776,470; 10,762,950 and 10,738,850 shares issued, respectively	36,944	36,966	36,864

Treasury stock; 393,100, 304,500 and 50,400 shares, respectively	(8,897)	(7,140)	(793)

Net unrealized holding (losses) gains on available-for-sale securities, net of tax	(8,597)	(7,791)	1,434

Retained earnings	96,589	94,312	86,686

Total shareholders’ equity	116,039	116,347	124,191

Total liabilities and shareholders’ equity	$1,592,993	$1,537,278	$1,457,712

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Income

	For the three months
(Dollars in thousands,	Ended March 31

except per share data)	2000	1999

INTEREST INCOME

Loans (including fees):

Taxable	$21,536	$19,886

Exempt from federal income taxes	215	191

Securities:

Taxable	4,709	4,315

Exempt from federal income taxes	882	925

Federal funds sold	93	195

Total interest income	27,435	25,512

INTEREST EXPENSE

Deposits	10,879	10,344

Federal funds purchased and securities sold under agreements to repurchase	1,184	1,397

Note Payable	19	0

Other borrowed funds	43	31

Federal Home Loan Bank advances	2,892	1,225

Total interest expense	15,017	12,997

Net interest income	12,418	12,515

Provision for loan losses	687	829

Net interest income after provision for loan losses	11,731	11,686

NON-INTEREST INCOME

Service charges on deposit accounts	1,054	953

Trust fees	1,004	795

Gain on sale of loans	391	343

Trading account gains	114	0

Security gains	99	111

Other operating income	1,141	1,123

Total non-interest income	3,803	3,325

NON-INTEREST EXPENSE

Salaries and employee benefits	5,316	4,694

Net occupancy	1,052	994

Equipment	987	854

Professional services	477	458

Assessment on deposits and other taxes	413	431

Amortization of goodwill and other intangibles	116	171

Other operating expenses	1,936	1,914

Total non-interest expense	10,297	9,516

Income before federal income taxes	5,237	5,495

Income tax expense	1,301	1,380

Net income	$3,936	$4,115

NET INCOME PER COMMON SHARE:

Basic	$0.38	$0.38

Diluted	$0.38	$0.38

Weighted average common shares outstanding:

Basic	10,406,020	10,688,450

Diluted	10,436,890	10,735,749

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
Second Bancorp, Inc. and Subsidiary

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained		Comprehen-
(Dollars in thousands)	Stock	Stock	Income (Loss)	Earnings	Total	sive Income

Balance, January 1, 1999	$36,901	$(793)	$3,097	$84,068	$123,273

Comprehensive income:

Net income				4,115	4,115	$4,115

Other comprehensive income, net of tax Change in unrealized market value adjustment on securities available-for-sale, net of tax			(1,663)		(1,663)	(1,663)

Comprehensive income						$2,452

Cash dividends declared:

Common stock ($.14 per share)				(1,497)	(1,497)

Common stock issued — dividend reinvestment plan	(37)				(37)

Balance, March 31, 1999	$36,864	$(793)	$1,434	$86,686	$124,191

Balance, January 1, 2000	$36,966	$(7,140)	$(7,791)	$94,312	$116,347

Comprehensive income:

Net income				3,936	3,936	$3,936

Other comprehensive income, net of tax Change in unrealized market value adjustment on securities available-for-sale, net of tax			(806)		(806)	(806)

Comprehensive income						$3,130

Cash dividends declared: common ($.16 per share)				(1,659)	(1,659)

Common stock issued – dividend reinvestment plan	(22)				(22)

Repurchase of common shares (88,600 shares)		(1,757)			(1,757)

Balance, March 31, 2000	$36,944	$(8,897)	$(8,597)	$96,589	$116,039

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Second Bancorp Incorporated and Subsidiary

	For the Three Months Ended

(Dollars in thousands)	March 31	March 31
Operating Activities	2000	1999

Net income	$3,936	$4,115

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	687	829

Provision for depreciation	860	699

Provision for amortization of intangibles	116	171

Net gain / amortization on servicing rights	76	(118)

Amortization (accretion) of investment discount and premium	90	(19)

Deferred income taxes	(63)	0

Securities gains	(99)	(111)

Other gains, net	(400)	(400)

Net decrease in trading account securities	114	0

Increase in interest receivable	(232)	(282)

(Decrease) increase in interest payable	(177)	641

Originations of loans held-for-sale	(14,464)	(22,227)

Proceeds from sale of loans held-for-sale	14,750	22,627

Net change in other assets & other liabilities	1,097	(764)

Net Cash provided by operating activities	6,291	5,161

Investing Activities

Proceeds from maturities of securities — available-for-sale	7,757	43,272

Proceeds from sales of securities — available-for-sale	12,188	34,436

Purchases of securities — available-for-sale	(38,531)	(117,488)

Net increase in loans	(28,253)	(4,534)

Net increase in premises and equipment	(896)	(1,668)

Net cash used by investing activities	(47,735)	(45,982)

Financing Activities

Net increase (decrease) in demand deposits, interest bearing demand and savings deposits	9,638	(19,573)

Net decrease in time deposits	(12,104)	(10,552)

Net increase in federal funds purchased and securities sold under agreements to repurchase	30,108	21,513

Decrease in note payable	(4,000)	0

Net (decrease) increase in borrowings	(2,941)	488

Net advances from Federal Home Loan Bank	32,868	34,877

Cash dividends	(1,659)	(1,497)

Purchase of treasury stock	(1,757)	0

Issuance of common stock	(22)	(37)

Net cash provided by financing activities	50,131	25,219

Increase (decrease) in cash and cash equivalents	8,687	(15,602)

Cash and cash equivalents at beginning of year	35,238	49,478

Cash and cash equivalents at end of period	$43,925	$33,876

Supplementary Cash Flow Information:

Cash paid for 1) Federal Income taxes — $0 and $0 for the three months ended March 31, 2000 and 1999, respectively and 2) Interest — $15,091,000 and $12,357,000

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Second Bancorp Incorporated and Subsidiary
March 31, 2000
(Dollars in thousands)

NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B — PER SHARE DATA
The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period.

NOTE C – COMPREHENSIVE INCOME
During the first three months of 2000 and 1999, total comprehensive income amounted to $3,130 and $2,452, respectively. The components of comprehensive income, net of tax, for the three-month periods ended March 31, 2000 and 1999 are as follows:

	2000	1999

Net income	$3,936	$4,115

Unrealized losses on available-for-sale securities	(806)	(1,663)

Comprehensive income	$3,130	$2,452

Accumulated other comprehensive income (loss), net of related tax, at March 31, 2000, December 31, 1999 and March 31, 1999 totaled $(8,597), $(7,791) and $1,434, respectively and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax.

Disclosure of reclassification amounts:

	January 1 to	January 1 to
	March 31, 2000	March 31, 1999

Unrealized holding losses arising during the period	$(707)	$(1,552)

Less: reclassification for gains included in net income	(99)	(111)

Net unrealized losses on available-for-sale securities	$(806)	$(1,663)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Second Bancorp Incorporated and Subsidiary

General
Second Bancorp Incorporated, (the “Company”) is a one-bank holding company which owns The Second National Bank of Warren (the “Bank”), a Warren, Ohio based commercial bank. Operating through thirty- five branches and one loan production office, the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern Ohio. The Bank focuses its marketing efforts primarily on local independent and professional firms and individuals that are the owners and principals of such firms. The Bank has emphasized commercial lending and market area expansion.

Financial Condition
At March 31, 2000, the Company had consolidated total assets of $1.59 billion, deposits of $1.1 billion and shareholders’ equity of $116 million. Since March 31, 1999, total assets have increased by $135 million or 9.3%. Gross loans have grown by 12.7% during the past year to total $1.1 billion. Within the loan totals, first quarter 2000 average real estate loan balances have increased by 20.4% while average commercial loan balances have increased by 7.4% since the first quarter of last year to $399 million. Average consumer loan balances have declined by $5 million to $222 million for the first quarter of 2000 and reflects continued run off of indirect loans acquired in 1998 via an acquisition.

Funding growth has primarily been generated through core deposits (DDA average balances up 6.0%). Average advances from the Federal Home Loan Bank (“FHLB”) have increased by approximately $112 million, or 121%, over the past year. The additional FHLB advances were utilized to generate longer duration liabilities, fund acquisition of higher yielding securities (leveraging activities) and fund normal loan growth.

Results of Operations
General. The Company achieved net income of $3,936,000 for the first quarter of 2000, 4.3% less than the $4,115,000 earned during the same period last year. On a per share basis, diluted earnings for the quarter were $.38, equal to the $.38 per share reported for the first quarter of 1999. Return on average assets (ROA) and return on average total shareholders’ equity (ROE) were 1.02% and 13.70%, respectively for the first quarter of 2000 compared to 1.14% and 13.25% for last year’s first quarter. Net interest income decreased by 0.8% to $12,418,000 for the first quarter of 2000, reflecting a 27 basis point decline in the net interest margin. Non-interest income, excluding security gains, increased 15.2% from a year ago with increases in income from trust services, service charges on deposit accounts, sales of mutual funds, annuities and real estate loans. Non-interest expenses increased by 8.2% from the same period a year ago. Primary among the increases was a 13.3% increase in salaries and employee benefits.

Asset Quality. The reserve for loan losses was 1.03% of total loans at the end of the first quarter of 2000 and is lower than a year ago due to the sharp increase in real estate loan balances and fourth quarter charge-offs. The reserve was 1.18% of total loans at March 31, 1999. Non-accrual loans have declined significantly over the past year and total $3,068,000 as of March 31, 2000 versus $4,125,000 as of the same date last year. Net charge-offs were at historically low levels at an annualized .19% of average loans versus an extremely low .01% for the first quarter of 1999.

Net Interest Income. Net interest income for the first quarter of 2000 decreased by 0.8% from the same period last year to $12,418,000. The decrease was derived from a decrease of 27 basis points in the net interest margin. The decline in the net interest margin resulted from thinner marginal pricing on new lending and leveraging activities.

Non-interest Income. Non-interest income showed significant improvement over the past year. For the first quarter of 2000, fees from trust services increased by $209,000, or 26%, over the first quarter of 1999. Service charges on deposit accounts increased by $101,000 or 10.6% from the same period a year ago. Sales of real estate loans, sales of alternative investment products and income from trading account activities helped generate the increase in other income. Security sales for the quarter generated $99,000 in income versus $111,000 in gains for the first quarter of 1999.

Non-interest Expense. Expenses for the first quarter of 2000 were 8.2% higher than for the same period in 1999. Salaries and employee benefits increased by 13.3% while most other expense categories realized modest increases.

Capital resources. Shareholders’ equity has decreased by $8 million from a year ago due primarily to the increase in interest rates which created an unrealized holding loss (accumulated other comprehensive loss) of $8.6 million as of March 31, 2000 in the available-for-sale security portfolio versus a net unrealized gain of $1.4 million as of March 31, 1999. The repurchase of nearly 340,000 shares of common stock into Treasury also contributed to the decline. The Company is currently authorized to repurchase up to 600,000 shares of the Company’s common stock. As of March 31, 2000, the Company had repurchased 342,700 of the authorized shares of common stock.

Liquidity. Management of the Company’s liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $37 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks which are renewable annually, and access to the capital markets.

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

Market Risk Management: Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s market risk is composed primarily of interest rate risk. The Company’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Company’s entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank’s Board of Directors review the policies and guidelines established by ALCO.

The primary objective of asset/liability management is to provide an optimum and stable net interest margin, after-tax return on assets and return on equity capital, as well as adequate liquidity and capital. Interest rate risk is monitored through the use of two complementary measures: dynamic gap analysis and earnings simulation models. While each of the measurement techniques has limitations, taken together they represent a reasonably comprehensive tool for measuring the magnitude of interest rate risk inherent in the Company.

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would decrease by 9.3% if interest rates would immediately rise by 200 basis points. It projects an increase in net income of 6.8% if interest rates would immediately fall by 200 basis points. Management believes this reflects a higher than acceptable level of risk from interest rate movements and is in excess of the management approved guideline levels of +/- 3% for the one-year time horizon. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management’s outlook. Management expects interest rates to have an upward bias during 2000.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of long-term fixed rate mortgages through the secondary mortgage market. Although the Company has available to it the use of off-balance sheet swap instruments to manage interest rate risk, these instruments are historically rarely utilized.

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

Item 2. Changes in Securities — Not Applicable

Item 3. Defaults upon Senior Securities — Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -
(a) — (d) Second Bancorp Incorporated’s Annual Meeting of Shareholders was held on March 9, 2000. The results of the votes on the matters presented to shareholders are as follows: Of the 10,237,365 issued and outstanding shares eligible to vote, 8,248,737 were represented at the meeting. The shareholders approved Proposal 1 to set the number of directors at eleven with 7,660,976 votes “FOR”, 518,476 votes “AGAINST” and 69,285 “ABSTAINED”. Elected to serve as directors of the Company in Class II until the 2002 Annual Meeting of Shareholders under Proposal 2 were:

Share voted “FOR” John A. Anderson	7,695,020

Share voted “FOR” Alan G. Brant	7,682,618

Share voted “FOR” Jack Gibson	7,697,885

Share voted “FOR” James R. Izant	8,052,076

Share voted “FOR” Robert J. Webster	7,679,495

The shareholders approved Proposal 3 to ratify the appointment of Ernst & Young LLP as the independent Certified Public Accountants of the Company with votes “FOR” of 8,135,635, votes “AGAINST” of 73,755 and votes “ABSTAINED” of 39,347.

Item 5. Other Information — Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
(11) Statement re: computation of earnings per share

The Company filed a report on Form 8-K on March 15, 2000 to announce an increase in the quarterly dividend declared from $.14 per share to $.16 per share. On April 26, 2000 the Company filed a report on Form 8-K pertaining to the announcement of an increase of the number of shares subject to the stock repurchase program from 500,000 shares to 600,000 shares. The Company also filed a report on Form 8-K on May 11, 2000, 2000 pertaining to the election of Rick L. Blossom as President and Chief Executive Officer of the Company. Mr. Blossom previously held the positions of President and Chief Operating Officer of the Company and remains President and Chief Executive Officer of subsidiary The Second National Bank of Warren.

(27) Financial data schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED

Date:	March 12, 2000	/s/ David L. Kellerman

David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.