Form 10-Q
period 2000-06-30
SECOND BANCORP INC
filed 2000-08-14
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended June 30, 2000

OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934. For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                           SECOND BANCORP INCORPORATED
             (exact name of registrant as specified in its charter)

Ohio                                                            34-1547453
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
in Company or organization)                                 Identification No.)



108 Main Ave. Warren, Ohio                                           44482-1311
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

Common Stock, without par value - 10,173,050 shares outstanding as of July 31, 2000.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

INDEX                                                                Page
                                                                    Number
                                                                    ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
June 30, 2000 and 1999 and December 31, 1999 ...................       3

Consolidated statements of income -
         Three  and six months ended June 30, 2000 and 1999 ....       4

Consolidated statement of shareholders' equity -
         Six months ended June 30, 2000 and 1999 ...............       5

Consolidated statements of cash flows -
         Six months ended June 30, 2000 and 1999 ...............       6

Notes to consolidated financial statements - June 30, 2000 .....       7

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      8-10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ............................      11
         Item 2.  Changes in Securities ........................      11
         Item 3.  Defaults upon Senior Securities ..............      11
         Item 4.  Submission of Matters to a Vote of Security
                  Holders ......................................      11
         Item 5.  Other Information ............................      11
         Item 6.  Exhibits and Reports on Form 8-K .............      11

         SIGNATURES ............................................      12

         Statement 11 Re: Computation of Earnings Per Share ....      13

         Schedule 27 ...........................................      14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Second Bancorp Incorporated and Subsidiary
Consolidated Balance Sheets

                                                        June 30     December 31      June 30
                                                    ---------------------------------------------
(Dollars in thousands)                                   2000           1999          1999
-------------------------------------------------------------------------------------------------
ASSETS
-------
Cash and due from banks                                     $38,526      $35,238         $35,111
Trading account                                                 944            0               0
Securities:
   Available-for-sale (at market value)                     370,250      367,587         384,819
Loans                                                     1,157,123    1,071,662       1,002,175
Less reserve for loan losses                                 11,378       11,169          11,872
                                                    ---------------------------------------------
   Net loans                                              1,145,745    1,060,493         990,303
Premises and equipment                                       18,119       18,575          18,276
Accrued interest receivable                                  10,508        9,277           8,941
Goodwill and intangible assets                                5,472        5,931           5,878
Other assets                                                 43,349       40,177          38,888
                                                    ---------------------------------------------
            Total assets                                 $1,632,913   $1,537,278      $1,482,216
                                                    =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Deposits:
   Demand - non-interest bearing                           $115,380     $110,811        $110,369
   Demand - interest bearing                                 88,184       90,570          89,605
   Savings                                                  269,925      270,544         288,893
   Time deposits                                            631,960      625,664         596,301
                                                    ---------------------------------------------
      Total deposits                                      1,105,449    1,097,589       1,085,168

Federal funds purchased and securities sold under
   agreements to repurchase                                 124,930      106,532         134,985
Note Payable                                                      0        4,000               0
Other borrowed funds                                          2,609        5,739           4,812
Federal Home Loan Bank advances                             276,009      200,276         127,533
Accrued expenses and other liabilities                        8,548        6,795           7,703
                                                    ---------------------------------------------
          Total liabilities                               1,517,545    1,420,931       1,360,201

Shareholders' equity:
   Common stock, no par value; 30,000,000 shares
      authorized; 10,776,870; 10,762,950 and
      10,754,450 shares issued, respectively                36,974       36,966          36,953
   Treasury stock; 575,720, 304,500 and
      50,400 shares, respectively                          (11,646)      (7,140)           (793)
   Net unrealized holding losses on
      available-for-sale securities, net of tax             (8,631)      (7,791)         (3,670)
   Retained earnings                                         98,671       94,312          89,525
                                                    ---------------------------------------------
         Total shareholders' equity                         115,368      116,347         122,015
                                                    ---------------------------------------------
          Total liabilities and shareholders' equity     $1,632,913   $1,537,278      $1,482,216
                                                    =============================================


See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Income

                                                        For the Three Months                 For the Six Months
                                                           Ended June 30                         Ended June 30
(Dollars in thousands,                          --------------------------------       -------------------------------
 except per share data)                              2000              1999                2000               1999
-------------------------------------------------------------       ------------       ------------       ------------
INTEREST INCOME
----------------
  Loans (including fees):
    Taxable                                      $     22,887       $     19,697       $     44,423       $     39,583
    Exempt from federal income taxes                      238                168                453                359
  Securities:
    Taxable                                             5,261              4,602              9,970              8,917
    Exempt from federal income taxes                      777                964              1,659              1,889
  Federal funds sold                                       13                (26)               106                169
  Trading account                                           3                  0                  3                  0
                                                 ------------       ------------       ------------       ------------
      Total interest income                            29,179             25,405             56,614             50,917

INTEREST EXPENSE
----------------
  Deposits                                             11,312             10,318             22,191             20,662
  Federal funds purchased and securities
    sold under agreements to repurchase                 1,356              1,458              2,540              2,855
  Note Payable                                              0                  0                 19                  0
  Other borrowed funds                                     58                 33                101                 64
  Federal Home Loan Bank advances                       3,808              1,473              6,700              2,698
                                                 ------------       ------------       ------------       ------------
      Total interest expense                           16,534             13,282             31,551             26,279
                                                 ------------       ------------       ------------       ------------
      Net interest income                              12,645             12,123             25,063             24,638
Provision for loan losses                                 696                844              1,383              1,673
                                                 ------------       ------------       ------------       ------------
      Net interest income after
            provision for loan losses                  11,949             11,279             23,680             22,965

NON-INTEREST INCOME
-------------------
  Service charges on deposit accounts                   1,079              1,103              2,133              2,056
  Trust fees                                            1,049                895              2,053              1,690
  Gain on sale of loans                                   309                625                700                968
  Trading account gains                                  (431)                 0               (317)                 0
  Security gains                                          206                 64                305                175
  Other operating income                                1,234              1,339              2,375              2,462
                                                 ------------       ------------       ------------       ------------
      Total non-interest income                         3,446              4,026              7,249              7,351

NON-INTEREST EXPENSE
--------------------
  Salaries and employee benefits                        5,189              4,559             10,505              9,253
  Net occupancy                                         1,037              1,027              2,089              2,021
  Equipment                                               959                843              1,946              1,697
  Professional services                                   698                420              1,175                878
  Assessment on deposits and other taxes                  425                369                838                800
  Amortization of goodwill and other                      115                171                231                342
    intangibles
  Other operating expenses                              2,008              2,037              3,944              3,951
                                                 ------------       ------------       ------------       ------------
      Total non-interest expense                       10,431              9,426             20,728             18,942
                                                 ------------       ------------       ------------       ------------
Income before federal income taxes                      4,964              5,879             10,201             11,374
Income tax expense                                      1,251              1,541              2,552              2,921
                                                 ------------       ------------       ------------       ------------
Net income                                       $      3,713       $      4,338       $      7,649       $      8,453
                                                 ============       ============       ============       ============

NET INCOME PER COMMON SHARE:
      Basic                                      $       0.36       $       0.41       $       0.74       $       0.79
      Diluted                                    $       0.36       $       0.40       $       0.74       $       0.79
Weighted average common shares outstanding:
      Basic                                        10,318,828         10,697,333         10,362,424         10,692,916
      Diluted                                      10,340,082         10,755,941         10,396,194         10,747,670


See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Shareholders' Equity

                                                                    Accumulated
                                                                      Other
                                                Common   Treasury  Comprehen-   Retained               Comprehen-
(Dollars in thousands)                          Stock     Stock    sive Income  Earnings      Total    sive Income
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                        $36,901   $  (793)   $   3,097    $ 84,068   $ 123,273

Comprehensive income:
Net income                                                                           8,453       8,453    $  8,453
  Other comprehensive income, net of tax
    Change in unrealized market value
      adjustment on securities available-for-
      sale, net of tax                                                  (6,767)                 (6,767)     (6,767)
                                                                                                       ------------
Comprehensive income                                                                                      $  1,686
                                                                                                       ============
Cash dividends declared: common ($.28 per
  share)                                                                            (2,996)     (2,996)
Common stock issued - dividend reinvestment
  plan                                               52                                             52
                                               --------------------------------------------------------
Balance, June 30, 1999                          $36,953   $  (793) $   (3,670)    $ 89,525   $ 122,015
                                               ========================================================
Balance, January 1, 2000                        $36,966  $ (7,140) $   (7,791)    $ 94,312   $ 116,347
Comprehensive income:
Net income                                                                           7,649       7,649    $  7,649
  Other comprehensive income, net of tax
    Change in unrealized market value
      adjustment on securities available-
      for-sale, net  of tax                                              (840)                    (840)       (840)
                                                                                                       ------------
Comprehensive income                                                                                      $  6,809
                                                                                                       ============
Cash dividends declared: common ($.32 per                                          (3,290)      (3,290)
  share)
Purchase of treasury shares                                                                     (4,506)
                                                           (4,506)
Common stock issued - dividend reinvestment           8                                              8
  plan
                                               --------------------------------------------------------
Balance, June 30, 2000                          $36,974  $(11,646) $   (8,631)    $ 98,671   $ 115,368
                                               ========================================================

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Cash Flows

                                                                For the Six Months Ended
(Dollars in thousands)                                   June 30                      June 30
Operating Activities                                      2000                         1999
-----------------------------------------------------------------------------------------------------
  Net income                                                   $7,649                         $8,453
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                                   1,383                          1,673
    Provision for depreciation                                  1,721                          1,390
    Provision for amortization of intangibles                     231                            342
    Net gain / amortization on servicing rights                   228                          (471)
    Amortization (accretion) of investment                        133                           (52)
discount and premium
    Deferred income taxes                                         138                             36
    Securities gains                                            (305)                          (175)
    Other gains, net                                            (704)                        (1,015)
    Net increase in trading account securities                  (944)                              0
    Increase in interest receivable                           (1,231)                          (232)
    (Decrease) increase in interest payable                       265                            899
    Originations of loans held-for-sale                      (29,535)                       (57,483)
    Proceeds from sale of loans held-for-sale                  30,238                         58,498
    Net change in other assets & other liabilities            (1,371)                        (2,067)
                                                    -------------------------------------------------
    Net Cash provided by  operating activities                  7,896                          9,796

Investing Activities
----------------------------------------------------
  Proceeds from maturities of securities -                     15,311                         82,103
available-for-sale
  Proceeds from sales of securities -                          44,497                         40,646
available-for-sale
  Purchases of securities - available-for-sale               (63,590)                      (163,342)
  Net increase in loans                                      (86,634)                       (31,862)
  Net increase in premises and equipment                      (1,265)                        (2,547)
                                                    -------------------------------------------------
    Net cash used by investing activities                    (91,681)                       (75,002)

Financing Activities
----------------------------------------------------
  Net increase (decrease) in demand deposits, interest bearing
    demand and savings deposits                                 1,564                        (2,565)
  Net increase (decrease) in time deposits                      6,296                       (14,857)
  Net increase in federal funds purchased and
    securities sold under agreements to repurchase             18,398                         12,503
  Decrease in note payable                                    (4,000)                              0
  Net (decrease) increase in borrowings                       (3,130)                          3,951
  Net advances from Federal Home Loan Bank                     75,733                         54,751
  Cash dividends                                              (3,290)                        (2,996)
  Purchase of treasury stock                                  (4,506)                              0
  Issuance of common stock                                          8                             52
                                                    -------------------------------------------------
  Net cash provided by financing activities                    87,073                         50,839
                                                    -------------------------------------------------
  Increase (decrease) in cash and cash equivalents              3,288                       (14,367)
                                                    -------------------------------------------------
  Cash and cash equivalents at beginning of year               35,238                         49,478
                                                    -------------------------------------------------
  Cash and cash equivalents at end of period                  $38,526                        $35,111
                                                    =================================================


Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $2,552,000 and $2,921,000 for the six months ended June 30, 2000 and 1999, respectively and 2) Interest - $31,667,000 and $25,792,000 for the six months ended June 30, 2000 and 1999, respectively.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Second Bancorp Incorporated and Subsidiary
June 30, 2000
(Dollars in thousands)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - PER SHARE DATA
The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period.

NOTE C - COMPREHENSIVE INCOME
During the first six months of 2000 and 1999, total comprehensive income amounted to $6,809 and $1,686, respectively. The components of comprehensive income, net of tax, for the and six month periods ended June 30, 2000 and 1999 are as follows:

                                                              2000                1999
                                                              --------------------------
Net income                                                    $7,649              $8,453
Unrealized losses on available-for-sale securities              (840)             (6,767)
                                                              --------------------------
Comprehensive income                                          $6,809              $1,686
                                                              ==========================

Accumulated other comprehensive loss, net of related tax, at June 30, 2000, December 31, 1999 and June 30, 1999 totaled $(8,631), $(7,791) and $(3,670), respectively and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax.

Disclosure of reclassification amounts:

                                                                 January 1 to      January 1 to
                                                                 June 30, 2000     June 30, 1999
                                                                 -------------------------------
Unrealized holding losses arising during the period                $   (840)         $(6,767)
Less: reclassification for gains included in net income                (305)            (175)
                                                                   ---------------------------
Net unrealized losses on available-for-sale securities              $(1,145)         $(6,942)
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

Financial Condition
At June 30, 2000, the Company had consolidated total assets of $1.63 billion, deposits of $1.1 billion and shareholders' equity of $115 million. Since June 30, 1999, total assets have increased by $151 million or 10.1%. Gross loans have grown by 15.7% during the past year to total $1.15 billion. Real estate lending activities have resulted in strong increases in outstanding balances, while consumer lending activities have been increasing.

Funding growth has primarily been generated through advances from the Federal Home Loan Bank ("FHLB") and time deposits. FHLB advances have increased by $148 million over the past year and are utilized to generate longer duration liabilities, fund acquisition of higher yielding securities (leveraging activities) and fund normal loan growth.

Results of Operations
General. The Company achieved net income of $3,713,000 for the second quarter of 2000, 14.4% less than the $4,338,000 earned during the same period last year. On a per share basis, diluted earnings for the quarter were $.36, versus the $.40 per share reported for the second quarter of 1999. Return on average assets
(ROA) and return on average total shareholders' equity (ROE) were .93% and 13.01%, respectively for the second quarter of 2000 compared to 1.18% and 13.86% for last year's second quarter. A shrinking net interest margin caused by increased funding rates coupled with increased personnel costs and trading account losses contributed to the earnings decline. For the first six months of 20000, the Company achieved net income of $7,649,000, 9.5% less than the $8,453,000 earned during the same period last year. Diluted earnings per share were $.74, versus the $.79 per share reported for 1999. Return on average assets
(ROA) and return on average total shareholders' equity (ROE) were .97% and 13.36%, respectively for the first six months of 2000 compared to 1.17% and 13.56% for the same period last year.

In August 2000, the Company announced the initiation of a consolidated balance sheet restructuring. The multi-faceted restructuring, which will be completed during the third quarter, is intended to (i) improve the Company's net interest margin and liquidity position through the sale of below-market, fixed rate loans and investments, (ii) improve the Company's product mix and reduce interest rate sensitivity in segments of its loan portfolio, and (iii) supplement the Company's loan loss reserve to align it with more stringent internal guidelines as it relates to specific loans and to keep pace with robust consumer loan growth. The after-tax cost of the restructuring which will be taken into earnings during the current quarter is expected to be in the $7 to $9 million range.

Asset Quality. The reserve for loan losses was .98% of total loans at the end of the second quarter of 2000 and is lower than a year ago due to the sharp increase in real estate loan balances and fourth quarter 1999 charge-offs. The reserve was 1.18% of total loans at June 30, 1999. Non-accrual loans have declined significantly over the past year and total $2,987,000 as of June 30, 2000 versus $4,295,000 as of the same date last year. Net charge-offs were an annualized .24% of average loans versus .21% for the second quarter of 1999.

Net Interest Income. Net interest income for the second quarter of 2000 increased by 4.3% from the same period last year to $12,645,000. The increase was derived from an increase of 8.8% in average earning assets, offset by a 17 basis points decline in the net interest margin. The decline in the net interest margin resulted from increased funding costs due to higher market rates as well as leveraging activities. Net interest income for the first six months of 2000 totaled $25,063,000, representing a 1.7% increase over the same period in 1999. Average interest earning assets increased by 7.7% while the net interest margin declined from 3.78% for the first six months of 1999 to 3.56% for the same period in 2000.

Non-interest Income. Non-interest income was $580,000, or 14.4% lower than the second quarter of 1999 due primarily to trading account losses sustained during the period. For the second quarter of 2000, fees from trust services increased by $154,000, or 17%, over the second quarter of 1999. Service charges on deposit accounts decreased by $24,000 or 2.2% from the same period a year ago. Trading account losses totaled $431,000 for the quarter compared to $114,000 in gains for the first quarter of 2000. There were no trading activities conducted in 1999. Security sales for the quarter generated $206,000 in income versus $64,000 in gains for the second quarter of 1999. For the first six months of 2000, non-interest income was virtually unchanged from a year prior. Increases in trust revenue of $363,000 were offset by trading account losses of $317,000.

Non-interest Expense. Expenses for the second quarter of 2000 were 10.7% higher than for the same period in 1999. Salaries and employee benefits increased by 13.8% due primarily to the addition of a new CEO in December of 1999 and additional salary and benefit increases. Professional services increased by 66.2% due to the retention of an earnings improvement consultant. The other expense categories realized a modest increase of 2.2% combined. For the first six months, expenses were up 9.4% from a year ago, with salaries and benefits up 13.5% from a year prior.

Capital resources. Shareholders' equity has decreased by $7 million from a year ago due primarily to the increase in interest rates which created an unrealized holding loss (accumulated other comprehensive loss) of $8.6 million as of June 30, 2000 in the available-for-sale security portfolio versus a net unrealized loss of $3.7 million as of June 30, 1999. The repurchase of 525,000 shares of common stock into Treasury also contributed to the decline. The Company is currently authorized to repurchase up to 600,000 shares of the Company's common stock. As of June 30, 2000, the Company had repurchased 525,320 of the authorized shares of common stock.

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

Market Risk Management:
Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company's market risk is composed primarily of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Company's entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank's Board of Directors review the policies and guidelines established by ALCO.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would decrease by 1.0% if interest rates would immediately rise by 200 basis points. It projects an increase in net income of 5.7% if interest rates would immediately fall by 200 basis points. Management believes this reflects an appropriate level of risk from interest rate movements. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook. Management expects interest rates to have an upward bias during 2000.

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

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -
(a) - (d) Second Bancorp Incorporated's Annual Meeting of Shareholders was held on May 9, 2000. The results of the votes on the matters presented to shareholders were included in the Form 10Q for the period ended March 31, 2000.

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
(11) Statement re: computation of earnings per share

The Company filed a report on Form 8-K on May 23, 2000 to announce the Company's election to become a financial holding company under the provisions of the Financial Services Modernization Act.

(27) Financial data schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: August 11, 2000                       /s/ David L.  Kellerman
      -------------------------------------------------------------------
                                            David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.