Form 10-Q
period 2000-09-30
SECOND BANCORP INC
filed 2000-11-14
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended September 30, 2000

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

330.841.0123
------------
Registrant's telephone number, including area code

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

Common Stock, without par value - 10,112,020 shares outstanding as of October 31, 2000.

SECOND BANCORP INCORPORATED AND SUBSIDIARY


INDEX                                                                           Page
                                                                                Number
                                                                                ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
September 30, 2000 and 1999 and December 31, 1999.............................     3

Consolidated statements of income -
         Three  and nine months ended September 30, 2000 and 1999.............     4

Consolidated statement of shareholders' equity -
         Nine months ended September 30, 2000 and 1999........................     5

Consolidated statements of cash flows -
         Nine months ended September 30, 2000 and 1999........................     6

Notes to consolidated financial statements - September 30, 2000...............     7

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..............     8-11


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ..........................................     12
         Item 2.  Changes in Securities ......................................     12
         Item 3.  Defaults upon Senior Securities.............................     12
         Item 4.  Submission of Matters to a Vote of Security
                  Holders.....................................................     12
         Item 5.  Other Information ..........................................     12
         Item 6.  Exhibits and Reports on Form 8-K ...........................     12

         SIGNATURES...........................................................     13

         Statement 11 Re: Computation of Earnings Per Share...................     14

         Schedule 27 .........................................................     15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Second Bancorp Incorporated and Subsidiary
Consolidated Balance Sheets

                                                September 30   December 31   September 30
                                                -------------------------------------------
(Dollars in thousands)                              2000           1999          1999
-------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------
Cash and due from banks                            $   34,079     $   35,238    $   35,855
Federal funds sold                                      8,000              0        50,000
Trading account                                           447              0             0
Securities:
   Available-for-sale (at market value)               400,176        367,587       383,847
Loans                                               1,059,530      1,071,662     1,019,361
Less reserve for loan losses                           15,040         11,169        12,049
                                                -------------------------------------------
   Net loans                                        1,044,490      1,060,493     1,007,312
Premises and equipment                                 17,798         18,575        18,147
Accrued interest receivable                            10,630          9,277         9,072
Goodwill and intangible assets                          6,193          5,931         6,019
Other assets                                           39,804         40,177        39,995
                                                -------------------------------------------
            Total assets                           $1,561,617     $1,537,278    $1,550,247
                                                ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------
Deposits:
   Demand - non-interest bearing                   $  107,391     $  110,811    $  105,047
   Demand - interest bearing                           83,991         90,570        89,850
   Savings                                            262,024        270,544       274,245
   Time deposits                                      630,971        625,664       637,207
                                                -------------------------------------------
      Total deposits                                1,084,377      1,097,589     1,106,349

Federal funds purchased and securities sold under
   agreements to repurchase                           116,707        106,532       122,502
Note Payable                                                0          4,000             0
Other borrowed funds                                    3,622          5,739         6,322
Federal Home Loan Bank advances                       238,872        200,276       187,406
Accrued expenses and other liabilities                  6,020          6,795         8,669
                                                -------------------------------------------
          Total liabilities                         1,449,598      1,420,931     1,431,248

Shareholders' equity:
   Common stock, no par value; 30,000,000
shares
      authorized; 10,776,870; 10,762,950 and
10,756,950
      shares issued, respectively                      36,952         36,966        36,931
   Treasury stock; 639,920, 304,500 and
      231,700 shares, respectively                    (12,590)        (7,140)       (5,357)
   Net unrealized holding losses on
      available-for-sale securities, net of tax        (3,849)        (7,791)       (5,038)
   Retained earnings                                   91,506         94,312        92,463
                                                -------------------------------------------
         Total shareholders' equity                   112,019        116,347       118,999
                                                -------------------------------------------
            Total liabilities and
                 shareholders' equity              $1,561,617     $1,537,278    $1,550,247
                                                ===========================================


See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Income

                                                For the Three Months         For the Nine Months
(Dollars in thousands,                           Ended September 30           Ended September 30
                                            -----------------------------   -----------------------
 except per share data)                          2000          1999            2000        1999
-------------------------------------------------------------------------   -----------------------
INTEREST INCOME
--------------------------------------------
  Loans (including fees):
    Taxable                                        $23,367       $20,195        $67,790    $59,778
    Exempt from federal income taxes                   285           148            738        507
  Securities:
    Taxable                                          5,419         4,795         15,389     13,712
    Exempt from federal income taxes                   777           960          2,436      2,849
  Federal funds sold                                    46           316            152        485
  Trading account                                        0             0              3          0
                                            -----------------------------   -----------------------
      Total interest income                         29,894        26,414         86,508     77,331
INTEREST EXPENSE
--------------------------------------------
  Deposits                                          12,216        10,440         34,407     31,102
  Federal funds purchased and securities
    sold under agreements to repurchase              1,440         1,459          3,980      4,314
  Note Payable                                           0             0             19          0
  Other borrowed funds                                  46            53            147        117
  Federal Home Loan Bank advances                    4,586         2,114         11,286      4,812
                                            -----------------------------   -----------------------
      Total interest expense                        18,288        14,066         49,839     40,345
                                            -----------------------------   -----------------------
      Net interest income                           11,606        12,348         36,669     36,986
Provision for loan losses                            4,843           757          6,226      2,430
                                            -----------------------------   -----------------------
      Net interest income after
            provision for loan losses                6,763        11,591         30,443     34,556
NON-INTEREST INCOME
--------------------------------------------
  Service charges on deposit accounts                1,163         1,130          3,296      3,186
  Trust fees                                           833           950          2,886      2,640
  (Losses) gains on sale of loans                   (3,191)          643         (2,491)     1,611
  Trading account losses                               (28)            0           (345)         0
  Security (losses) gains                           (2,802)           55         (2,497)       230
  Other operating income                             1,167         1,167          3,542      3,629
                                            -----------------------------   -----------------------
      Total non-interest income                     (2,858)        3,945          4,391     11,296
NON-INTEREST EXPENSE
--------------------------------------------
  Salaries and employee benefits                     5,421         4,747         15,926     14,000
  Net occupancy                                      1,062         1,032          3,151      3,053
  Equipment                                          1,044           784          2,990      2,481
  Professional services                              1,650           535          2,825      1,413
  Assessment on deposits and other taxes               423           439          1,261      1,239
  Amortization of goodwill and other                   216           171            447        513
      intangibles
  Other operating expenses                           3,324         1,910          7,268      5,861
                                            -----------------------------   -----------------------
      Total non-interest expense                    13,140         9,618         33,868     28,560
                                            -----------------------------   -----------------------
Income before federal income taxes                  (9,235)        5,918            966     17,292
Income tax expense                                  (3,690)        1,506         (1,138)     4,427
                                            -----------------------------   -----------------------
Net income                                         ($5,545)      $ 4,412        $ 2,104    $12,865
                                            =============================   =======================
NET INCOME PER COMMON SHARE:
      Basic                                         ($0.55)      $  0.41        $  0.20    $  1.21
      Diluted                                       ($0.55)      $  0.41        $  0.20    $  1.20
Weighted average common shares outstanding:
      Basic                                     10,161,386    10,656,697     10,294,922 10,680,710
      Diluted                                   10,161,386    10,739,085     10,318,413 10,767,686



See notes to financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Shareholders' Equity

                                                                  Accumulated
                                                                     Other
                                               Common   Treasury   Comprehen-  Retained             Comprehen-
(Dollars in thousands)                          Stock     Stock   sive Income  Earnings    Total    sive Income
----------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                        $36,901   $ (793)     $ 3,097    $84,068  $123,273

Comprehensive income:
Net income                                                                        12,865    12,865    $12,865
  Other comprehensive income, net of tax
    Change in unrealized market value
        adjustment on securities available-
        for-sale, net of tax                                           (8,135)              (8,135)    (8,135)
                                                                                                    ----------
Comprehensive income                                                                                  $ 4,730
                                                                                                    ==========
Cash dividends declared: common ($.42 per
share)                                                                            (4,470)   (4,470)
Purchase of treasury shares                                 (4,564)                         (4,564)
Common stock issued - dividend reinvestment
plan                                                 30                                         30
                                             -----------------------------------------------------
Balance, September 30, 1999                     $36,931   $(5,357)    $(5,038)   $92,463  $118,999
                                             =====================================================

Balance, January 1, 2000                        $36,966   $(7,140)    $(7,791)   $94,312  $116,347

Comprehensive income:
Net income                                                                         2,104     2,104    $ 2,104
  Other comprehensive income, net of tax
    Change in unrealized market value
        adjustment on securities
        available-for-sale, net of tax                                  3,942                3,942      3,942

                                                                                                    ----------
Comprehensive income                                                                                  $ 6,046
                                                                                                    ==========
Cash dividends declared: common ($.48 per                                         (4,910)   (4,910)
share)
Purchase of treasury shares                                 (5,450)                         (5,450)
Common stock issued - dividend reinvestment
plan                                                (14)                                       (14)
                                             -----------------------------------------------------
Balance, September 30, 2000                     $36,952   $(12,590)   $(3,849)   $91,506  $112,019
                                             =====================================================



See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Second Bancorp Incorporated and Subsidiary

                                                     For the Nine Months Ended
(Dollars in thousands)                              September 30   September 30
Operating Activities                                    2000           1999
-------------------------------------------------------------------------------
  Net income                                          $   2,104      $  12,865
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                             6,226          2,430
    Provision for depreciation                            2,639          2,166
    Provision for amortization of intangibles               447            513
    Net gain/amortization on servicing rights              (709)          (783)
    Amortization (accretion) of investment                  173           (171)
          discount and premium
    Deferred income taxes                                   138            104
    Securities losses (gains)                             2,497           (230)
    Other losses (gains), net                             2,489         (1,658)
    Net increase in trading account securities             (447)             0
    Increase in interest receivable                      (1,353)          (363)
    Increase in interest payable                            422          1,048
    Originations of loans held-for-sale                 (58,167)       (89,701)
    Proceeds from sale of loans held-for-sale            55,678         91,359
    Net change in other assets & other liabilities       (3,078)        (1,688)
                                                   ---------------------------
    Net cash provided by operating activities             9,059         15,891

Investing Activities
---------------------------------------------------
  Proceeds from maturities of securities -               23,850         99,553
          available-for-sale
  Proceeds from sales of securities -                   105,167         47,140
          available-for-sale
  Purchases of securities - available-for-sale         (158,218)      (188,245)
  Net decrease (increase) in loans                        9,777        (49,628)
  Net increase in premises and equipment                 (1,862)        (3,194)
                                                   ---------------------------
    Net cash used by investing activities               (21,286)       (94,374)

Financing Activities
---------------------------------------------------
  Net decrease in demand deposits, interest bearing
    demand and savings deposits                         (18,519)       (22,290)
  Net increase in time deposits                           5,307         26,049
  Net increase in federal funds purchased and
          securities sold under agreements to
          repurchase                                     10,175             20
  Decrease in note payable                               (4,000)             0
  Net (decrease) increase in borrowings                  (2,117)         5,461
  Net advances from Federal Home Loan Bank               38,596        114,624
  Cash dividends                                         (4,910)        (4,470)
  Purchase of treasury stock                             (5,450)        (4,564)
  Net issuance of common stock                              (14)            30
                                                   ---------------------------
  Net cash provided by financing activities              19,068        114,860
                                                   ---------------------------
  Increase in cash and cash equivalents                   6,841         36,377
                                                   ---------------------------
  Cash and cash equivalents at beginning of year         35,238         49,478
                                                   ---------------------------
  Cash and cash equivalents at end of period          $  42,079      $  85,855
                                                   ===========================

Supplementary Cash Flow Information:
     Cash paid for 1) Federal Income taxes - $2,810,000 and $4,427,000 for the nine months ended September 30, 2000 and 1999, respectively and 2) Interest
     - $50,261,000 and $39,297,000 for the nine months ended September 30, 2000 and 1999, respectively.

See notes to financial statements.

Notes to Consolidated Financial Statements (unaudited)
Second Bancorp Incorporated and Subsidiary
September 30, 2000
(Dollars in thousands)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - PER SHARE DATA
The per share data is based upon the weighted average number of shares, including common stock equivalents, outstanding during the period.

NOTE C - COMPREHENSIVE INCOME
During the first nine months of 2000 and 1999, total comprehensive income amounted to $6,046 and $4,730, respectively. The components of comprehensive income, net of tax, for the and nine month periods ended September 30, 2000 and 1999 are as follows:

                                                               2000              1999
                                                              --------------------------
Net income                                                    $2,104            $12,865
Unrealized losses on available-for-sale securities             3,942             (8,135)
                                                              --------------------------
Comprehensive income                                          $6,046            $ 4,730
                                                              ==========================

Accumulated other comprehensive loss, net of related tax, at September 30, 2000, December 31, 1999 and September 30, 1999 totaled $(3,849), $(7,791) and
$(5,038), respectively and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax.

Disclosure of reclassification amounts:

                                                                               January 1 to    January 1 to
                                                                              Sept. 30, 2000  Sept. 30, 1999
                                                                              ------------------------------
Unrealized holding gains (losses) arising during the period                     $  3,942           $(8,135)
Less: reclassification for losses (gains) included in net income                   2,497              (230)
                                                                                ---------------------------
Net unrealized gains (losses) on available-for-sale securities                  $  6,439           $(8,365)
                                                                                ===========================

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS
Accounting for Derivative Instruments and Hedging Activities: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", requires derivative instruments be carried at fair market value on the balance sheet.

The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Corporation's financial position, results of operations and cash flow subsequent to the effective date is not expected to be material.

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

Financial Condition
At September 30, 2000, the Company had consolidated total assets of $1.56 billion, deposits of $1.08 billion and shareholders' equity of $112 million. Since September 30, 1999, total assets have increased by $11 million or 0.7%. Gross loans have grown by 3.9% during the past year to total $1.06 billion. Consumer lending activities have resulted in strong increases in outstanding balances, while a large sale of residential real estate loan balances in the third quarter has reduced from a 42% concentration of total loans to 33% at quarter end. Consumer loans represented 27% of loans at the end of the third quarter of 2000 versus 21% for the third quarter of 1999.

Funding growth has primarily been generated through advances from the Federal Home Loan Bank ("FHLB"). FHLB advances have increased by $51 million over the past year and are utilized to generate longer duration liabilities and fund normal loan growth.

Results of Operations
General.
The Company reported a loss of $5,545,000 for the third quarter or a diluted fifty-five cents ($.55) per share as the Company completed the major restructuring of its balance sheet originally announced August 14th. Absent the $9,022,000 in after tax restructuring and other charges taken in the third quarter, earnings for the period would have been $3,477,000 or thirty-four cents ($.34) per share compared to $4,412,000 or forty-one cents ($.41) per share for the same period last year. On a year-to-date basis, net income through the end of the quarter was $2,104,000 ($11,126,000 without restructuring costs) or twenty cents ($.20) per share compared to $12,865,000 or $1.20 per share for the first three quarters of 1999.

After tax charges to earnings (losses) during the quarter resulting from the balance sheet restructuring were $1,825,000 on securities sales; $2,836,000 on mortgage loan sales; $2,665,000 on additions to the loan loss reserve to reflect the shift in loan mix; $393,000 on Federal Home Loan Bank advance prepayments; and $1,303,000 on other non-recurring expenses. The following schedule details the restructuring and reengineering charges:

                   Second Bancorp Incorporated and Subsidiary
                Recap of Restructuring and Reengineering Charges
                                 Quarterly Data
                  (Dollars in thousands, except per share data)

                             Sept. 2000 Description
                             ------------------------------------------------------------------
Interest income                $   652 Net deferred costs on sold mortgages
Provision for loan losses        4,100 Additional provision for specific credits
Loss on sale of loans            3,711 Sale of long-term fixed rate mortgages
Loss on sale of securities       2,808 Sale and reinvestment into higher yielding securities
Other expenses                   2,609 Various restructuring and reengineering costs incurred in the third quarter, primarily paid for in the third quarter with the remainder to be paid in the fourth quarter.
                                       Includes consulting costs, reduction of FHLB
                                       balances and writedown of OREO property.
                               -------
Pre-tax total                  $13,880
                               =======

After-tax total                $ 9,022
                               =======

One of the effects of the third quarter restructuring and reengineering was to minimally shrink the Company's balance sheet as $130 million in below market, fixed rate loan assets were sold and $100 million of the proceeds were used to reduce exposure on higher cost Federal Home Loan Bank advances. Some of the positive net effects of these actions will be to significantly improve balance sheet flexibility and liquidity, reduce the earnings drag caused by a large mortgage loan portfolio, and ease the overall cost of funds. These actions and the continuing redeployment of resources into higher yielding assets like consumer and commercial loans are expected to positively impact the net interest margin. The restructuring has been completed without material impact on the capital ratios, which remain above minimum regulatory requirements.

Excluding the restructuring charges, operating return on average assets (ROA) and return on average total shareholders' equity (ROE) were .84% and 11.92%, respectively for the third quarter of 2000 compared to 1.17% and 14.89% for last year's third quarter. A shrinking net interest margin caused by increased funding rates coupled with increased personnel costs contributed to the earnings decline for the quarter. For the first nine months of 2000, the Company achieved operating return on average assets (ROA) and return on average total shareholders' equity (ROE) were .93% and 12.87%, respectively compared to 1.16% and 13.99% for the same period last year.

Asset Quality. The reserve for loan losses increased to 1.42% of loans through an addition of $4,100,000 to the normal provision for loan losses for the quarter. The additional provision was a result of a detailed review of specific credits. The reserve was 1.18% of total loans at September 30, 1999. Non-accrual loans have increased over the past year and total $3,821,000 as of September 30, 2000 versus $1,994,000 as of the same date last year. Net charge-offs were an annualized .40% of average loans versus .23% for the third quarter of 1999.

Net Interest Income. Net interest income for the third quarter of 2000 decreased by $742,000 from the same period last year to $11,606,000. The decrease was primarily due to the recognition of deferred origination expenses associated with the bulk mortgage loan sale that was part of the third quarter restructuring. The operating net interest margin declined to 3.31% for the third quarter of 2000 versus 3.65% for the same period in 1999. The decline in the net interest margin primarily resulted from increased funding costs. Net interest income for the first nine months of 2000 totaled $36,669,000, representing a 0.9% decrease over the same period in 1999. Average interest earning assets increased by 9.3% while the net interest margin declined from 3.73% for the first nine months of 1999 to 3.47% for the same period in 2000.

Non-interest Income. Operating non-interest income totaled $3,661,000, or 7.2% lower than the third quarter of 1999 due primarily to lower trust fee income and gains on sales of loans. For the third quarter of 2000, fees from trust services decreased by $117,000, or 12%, over the third quarter of 1999 due primarily to a reduction in assets under management. Service charges on deposit accounts increased by $33,000 or 3% from the same period a year ago. For the first nine months of 2000, non-interest income declined by 3.4% to $10,910,000. was virtually unchanged from a year prior. The reduction was due to smaller gains from loan sales and trading account losses of $345,000.

Non-interest Expense. Operating expenses for the third quarter of 2000 were 9.5% higher than for the same period in 1999. Primary amongst the categories that increased was salaries and employee benefits, which increased by 14.2% from a year ago. For the first nine months, operating expenses were up 9.5% from a year ago, with salaries and benefits up 13.8% from a year prior.

Capital resources. Shareholders' equity has decreased by $7 million from a year ago due primarily to the balance sheet restructuring completed in the third quarter of 2000. The company repurchased 335,420 shares of common stock into Treasury during the first three quarters of 2000 which also contributed to the decline. The Company completed its previously authorized share repurchase of up to 600,000 shares of the Company's common stock. The board of directors has authorized the additional buy-back of up to 2% of the Company's outstanding shares on an annual basis. Repurchases under this authorization are expected to be completed through open market transactions at prevailing market prices and are discretionary, based upon management's periodic assessment of market conditions and financial benefit to the Company. This continuing repurchase authorization will remain in effect until amended or withdrawn by subsequent board action. As of September 30, 2000, the Company had repurchased 639,920 of the authorized shares of common stock.

Liquidity. Management of the Company's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $37 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would remain unchanged if interest rates would immediately rise by 200 basis points. It projects an decrease in net income of 2.4% if interest rates would immediately fall by 200 basis points. Management believes this reflects an appropriate level of risk from interest rate movements. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook. Management expects interest rates to have an neutral bias for the remainder of 2000.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of long-term fixed rate mortgages through the secondary mortgage market. Although the Company also uses off-balance sheet swaps, caps and floors to manage interest rate risk.

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

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
(11) Statement re: computation of earnings per share

The Company filed a report on Form 8-K on August 22, 2000 to announce a restructuring of the Company's balance sheet designed to improve liquidity, net interest margin, product mix, interest rate sensitivity, and loan loss reserve. The Company filed a report on Form 8-K on October 20, 2000 to announce the completion of the previously announced stock repurchase and to announce the authorization to repurchase up to 2% of outstanding shares on an annual basis. The Company filed a report on Form 8-K on October 20, 2000 to announce third quarter earnings and completion of the previously disclosed restructuring.

(27) Financial data schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: November 13, 2000                    /s/ David L.  Kellerman
      ------------------------------------------------------------
                                           David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.

Statement 11 Re: Computation of Earnings Per Share
Second Bancorp Incorporated and Subsidiary

                                                     For the Three Months Ended     For the Nine Months Ended
                                                 -------------------------------------------------------------
                                                     September 30    September 30  September 30   September 30
                                                         2000            1999          2000           1999
                                                         ----            ----          ----           ----
(Dollars in thousands, except per share data)
BASIC:
Weighted  average shares issued                        10,776,870     10,756,651    10,773,288     10,747,810
Less: Treasury shares                                    (615,484)       (99,954)     (478,366)       (67,100)
                                                 -------------------------------------------------------------
Net Weighted average shares outstanding                10,161,386     10,656,697    10,294,922     10,680,710
                                                 =============================================================

Net income                                                ($5,545)        $4,412        $2,104        $12,865
                                                 =============================================================

Basic Earnings Per Share                                   ($0.55)         $0.41         $0.20          $1.21
                                                 =============================================================

DILUTED:
Weighted  average shares issued                        10,776,870     10,756,651    10,773,288     10,747,810
Less: Treasury shares                                    (615,484)       (99,954)     (478,366)       (67,100)
Net effect of dilutive stock options -
  based on the treasury stock method
  using average market price                                  n/a         82,388        23,491         86,976
                                                 -------------------------------------------------------------
                                                       10,161,386     10,739,085    10,318,413     10,767,686
                                                 =============================================================

Net income                                                ($5,545)        $4,412        $2,104        $12,865
                                                 =============================================================

Diluted Earnings Per Share                                 ($0.55)         $0.41         $0.20          $1.20
                                                 =============================================================