Form 10-K405
period 2000-12-31
SECOND BANCORP INC
filed 2001-03-28
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

__ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO _________.

                        Commission File Number : 0-15624

                           SECOND BANCORP INCORPORATED

               (Exact name of registrant as specified in charter)

                  Ohio                                   34-1547453
    --------------------------------------------------------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)

                     108 MAIN AVENUE SW, WARREN, OHIO    44481
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 330.841.0123
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Name of each exchange

              Title of each class                 on which registered
                      None                               None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 15, 2001 as reported on the NASDAQ National Market System, was approximately $164,387,493. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001, the registrant had outstanding 10,000,760 shares of Common Stock


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held on May 8, 2001 are incorporated by reference into Part III.

================================================================================

                                     PART I.

ITEM 1.   BUSINESS

GENERAL

         Second Bancorp Incorporated, ("Second Bancorp") is a one-bank holding company which owns the Second National Bank of Warren ("Second National"), a Warren, Ohio based commercial bank. Operating through thirty-five branches and one loan production office, Second National offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern Ohio. At December 31, 2000, Second Bancorp had consolidated total assets of $1.55 billion, deposits of $1.4 billion and shareholders' equity of $117 million.

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

PEOPLE

         Small Business Administration (SBA) recognized Second National for achieving the top position in SBA loan volume among community lenders in the Cleveland District. During the SBA's fiscal 2000, Second National originated 86 loans representing $9,000,000. SBA lending is integral to Second National's commitment to assisting business growth within our communities.

         Second National continued to serve the credit needs of its communities through loans, investments and education. With a belief that community development is good business, emphasis was placed on, community development lending, particularly affordable housing. In 2000, Second National extended more than $5.5 million in community development loans.

         Second National participated in a variety of lending projects, financing more than 80 units of affordable housing for low-to-moderate-income families in Mahoning and Trumbull Counties. Second National also provided financing for projects relating to housing for senior citizens and mentally disabled individuals, as well as a youth program for low-income children. In addition, Second National provided the lead construction financing for a brand new educational facility for a community organization in Warren. We also participated in financing various small business mini-loan programs in Trumbull, Mahoning and Portage Counties.

PRODUCTS & SERVICES

         We have made a commitment to increase our level of core deposits. To achieve that goal, core deposit generation was elevated to an official line of business on a par with commercial banking, retail, trust and real estate. . . and we have launched a new product line of personal and business deposit accounts.

PERSONAL SAVINGS ACCOUNTS

         Our comprehensive savings account program features a plan for every need and every lifestyle. Included in this family of deposit generation products:

         SuperSavers Club for Kids: a plan that helps young people learn good savings habits; Holiday Savings: an interest-bearing account that gives customers the year-round ability to prepare for the holidays; Passbook Savings: highlighted by transactions done with the personal service of a teller; Statement Savings: providing unlimited ATM transactions and quarterly "snapshots" of all activity within the account; Prime Time Savings: a tiered interest account designed to accommodate the needs of customers who are depending on effective use of long term savings; Money Market Savings: another tiered interest account designed to enable ready access to funds and to ensure increased earnings based on increased savings; ELITE Investment Account: providing a good investment plus the benefits of liquidity combined with the convenience of ATM and checkbook access.

PERSONAL CHECKING ACCOUNTS

         Our totally free Essential Checking account, with no maintenance fees and no minimum balance, is a solid basic checking plan. Choice Checking is also a good basic option that provides extra benefits including debit card use and a line of credit. For customers who maintain a minimum balance and who want to earn interest on their money, we offer Interest Checking. Relationship Checking addresses the needs of customers with other accounts at the Bank, providing the opportunity to earn more interest based on higher balances. Prime Time Checking is an optimum choice, offering tiered interest and numerous other benefits to those seeking to enjoy the results of a lifetime of solid money management.

BUSINESS SAVINGS/CHECKING ACCOUNTS

         Business needs are varied. Second National provides both savings and checking options developed to meet specialized requirements based on a company's size and financial situation.

         Savings account plans include: Business Statement Savings featuring a quarterly summary of all savings activity; Business Money Market Savings enabling tiered interest earning according to the savings balance maintained; and Business ELITE Investment Account, an interest-bearing savings account translating higher balances into higher yields.

         Checking account selections feature Small Business Checking for companies that do not carry a high balance and have minimal check-writing needs. Flex Business Checking provides a tiered earnings credit allowance to businesses that carry a higher balance and write a large number of checks. Small Business Interest Checking helps qualified organizations earn interest without carrying a large balance or writing many checks. The Flex Business Interest Checking plan enables a company to earn tiered-interest based on account balances.

SECOND NATIONAL LAUNCHES ONLINE BANKING

         Second National Bank customers may now log on to www.secondnationalbank.com where they will discover not only the Bank's informational Web site, but also additional interactive pages enabling them to enroll in Second National Bank's online banking services. Customers can perform numerous personal banking functions electronically from the convenience and privacy of their home computers.

         Second National's online banking package is easy-to-use, safe, reliable, and private, enabling customers around-the-clock access to their accounts whenever and wherever they log onto the Internet.

         The Internet is, of course, a quickly changing world. Future plans for online banking at Second National already reflect forward vision. Possible enhancements to initial online banking options include the ability to open deposit accounts online, to initiate consumer and mortgage loan applications, online viewing of credit card accounts, check ordering, check image viewing, and corporate cash management services.

         Internet-based banking is not intended to replace the high level of service and close personal relationships for which Second National is known. We are, and always will be, a local-delivery, local decision-making bank in which face-to-face human interactions remain very important. Just like ATM's, debit cards, and the interactive voice response unit (IVR), online banking represents another alternative delivery channel through which our customers can do their banking more conveniently. Interactive online banking is a logical extension of our eagerness to meet the needs of our customers, a growing number of whom place value on the ability to conduct business electronically.

OUR CALL CENTER:  AT FULL POWER!

         One of the key "crossroads" in positive customer service is the Second National Bank Call Center. Our focus is on making the Call Center its own sales and profitability center. As a vital link to increasing sales volume and customer satisfaction, the Call Center offers a full range of services including the IVR for automated account information and transactions, automated bill payment, and the opportunity for direct service from personal bankers. One measure of the Call Center's success is the fact that, of an average 54,000 calls per month to the IVR, 75 percent have been handled via automated response with no need of transfer to a personal banker, well above the industry average.

FORWARD THINKING AND FORWARD MOVEMENT FROM OUR TRUST DEPARTMENT

         Second National Bank's Trust Department continues to be ranked, by objective industry analysts, as among the best money managers in the entire country.

         As a trust division we have been, and are, a traditional provider of fiduciary services with a focus on administration of estates, trust and qualified employee benefit plans. As we move forward we will maintain our current level of expertise in those areas of activities, while also creating a synergy between Trust, Private Banking and Investment Center clients to become a more relationship-based financial services provider.

         The employee benefits area of our Trust Department continues to grow. Employee benefit accounts produce 25 percent of the revenues of the department and revenue from employee benefit accounts has grown nearly 75 percent in the last five years. Planned upgrades in participant accounting software and the addition of a daily valuation service for 401(k) plans should result in significant increases in employee benefit assets and revenues in the future.

A CONTINUING HIGH LEVEL OF PERFORMANCE FROM THE INVESTMENT CENTER

         Second National Bank's Investment Center is living up to its designation as a key contributor to the Bank's non-interest income. Sales from a wide variety of mutual funds, annuities, stocks, bonds and insurance increased by 30 percent over last year.

         The 2000 Summit Club Chairman's Award by AIM Distributors, Inc. was given to Second National's Investment Center manager for achieving the highest level of professional excellence and for being among AIM's top national producers.

PRIVATE BANKING STRENGTHENED WITH A HIGH-YIELD LIQUID INVESTMENT ACCOUNT

         Our expanding marketplace resulted in increased staffing for Second National Bank's Private Banking Center. We also added to our broadening selection of products with a high-yield deposit product, the personal Select Sweep account. By sweeping account balances into investment options, the new account delivers higher interest rates, greater flexibility, and potential tax advantages. From the Bank's perspective, the new product also makes us more competitive and increases fee income.

COMMERCIAL LENDING DIVISION ENTERS THE LEASING BUSINESS

         Our new leasing program is intended to meet the diverse equipment needs for commercial, professional, and medical clients- from copiers, telephone systems and food preparation equipment to air compressors, security systems and forklifts. The program, offered by Second National through CashFlow LEASE, is available to creditworthy business customers with no maximum or minimum loan account. This new service provides competitive advantages, enhances current relationships, adds fee income and creates new opportunities for cross selling.

NEW SMALL BUSINESS CHECKING ACCOUNT RESPONSIVE TO SMALL COMPANY NEEDS

         The Small Business Checking Account is designed to meet the needs of small businesses and practicing professionals --such as doctors, dentists and lawyers - as well as "mom & pop" shops that populate Second National's marketplace. This account requires a lower minimum balance and carries fewer fees than the corporate checking account. The new product is particularly important in that it provides the Bank an added strength within the competitive small business marketplace.

KNOWLEDGE

         The acquisition and effective use of knowledge is a two-part process. In the progress reports which follow you will see examples of our willingness to examine and re-examine ourselves for the purpose of establishing maximum operational efficiency. You will also see a reflection of our dedication to knowing our customers and their diverse needs. In both categories of knowledge, well-informed decisions have guided us along paths of selecting precise technologies to assist us in optimizing our performance and our ability to bring ideal products and services to market.

FINANCIAL INFORMATION SERVICES (FIS)

         FIS is an advanced server/PC-based Financial Information Service that supports growth, efficiency and flexibility. We have implemented FIS as a state-of-the-art, line of business reporting capability covering each of the organization's five lines of business: retail, trust, mortgage, commercial banking and deposit generation.

         FIS combines general ledger data with information from various application systems to provide a detailed understanding of the Bank's financial position and potential. It is based on mathematical interrelationships, that encompass information such as current yields, runoff, new loans, interest rate indices, fees, spreads and volumes. FIS includes a comprehensive new budgeting and forecasting system, providing the ability to forecast on an 18-month time horizon, and to continuously update those forecasts as market conditions change. The ultimate and powerful value of FIS is that it allows us to manage our business "by the numbers". Doing so focuses on responsibility and accountability, the basis for healthy growth. FIS gives us the muscle and the flexibility to keep on budget and, at the same time, to respond quickly to market opportunities. This is truly proactive management made possible by application of a comprehensive financial information system that is rare in a bank our size.

NEW PIPELINE SYSTEM MAKES MORTGAGE LENDING MORE EMPLOYEE AND CUSTOMER FRIENDLY

         The installation in all retail banking centers and loan origination offices of a new Windows - based pipeline management system has brought state-of-the-art capabilities to Second National Bank's Mortgage Loan Department. MortgageFlex is a completely integrated processing system that streamlines the entire mortgage loan process. This results in greater capacities and flexibility leading to increased productivity and decreased day-to-day maintenance. Using the latest software and hardware, MortgageFlex eliminates manual processes, minimizes data entry, and facilitates the tracking of documents - all of which significantly impact employee efficiency and customer service. The reliability, automation, and elimination of handwork made possible by MortgageFlex will help the Real Estate Department reach its goal of approving all mortgage loans within 10 days.

         Also in 2000, we began underwriting all mortgage loans using automated underwriting systems from Freddie Mac and Fannie Mae. This should enhance credit quality and help us achieve better pricing on the sale of mortgage loans.

NEW LOAN DOCUMENT PREPARATION MEANS QUICK DECISIONS FOR LOAN CUSTOMERS

         LoanPro, a new consumer loan document preparation system, eliminates handwriting applications, typing of final documents and faxing for approvals. Bank employees taking consumer loan applications simply input customer information into their computers.

         The LoanPro system automatically retrieves credit bureau reports and prepares and prints the loan application and closing documents at the applicable banking center. This results in a 50 percent improvement in turnaround time - a highly desirable outcome for customers who want quick answers to loan requests.

         An equally important aspect of LoanPro is the ability to upload or download customer information to or from the Bank's core processing system. This permits quick retrieval of information on current customers and timesavings in gathering new information.

THE RIGHT CHOICES IN TECHNOLOGY RESULT IN NEW EFFICIENCIES AND OPPORTUNITIES

Among the many advances made in technology at Second National Bank during 2000 are:

Communications Network Upgrade. This enhancement enabled us to add both MortgageFlex and LoanPro transmissions to our system plus provided Bankwide e-mail and Internet connectivity without the expense of a T-1 wide area network and without increasing network operating expenses.

An upgrade to our TellerPro system for teller workstations provided major enhancements to features and functions including the store-and-forward feature.

A retail sales tracking system became operational late in 2000 and includes a comprehensive report mechanism for all retail banking systems.

Significant progress was made in enhancing our Relationship Management System which provides a critical data-mining tool as the Bank moves farther into customer-profiling, profitability and relationship fee assessment.

An enhancement to the Collection Management System added an auto-dialer for the purpose of expediting hands-free contact while talking with delinquent loan customers.

Automated statement rendering is an efficiency made possible through existing image processing modules plus the addition of optical mark recognition (OMR) technology. This allows statements to be delivered directly from the computer room to the mailroom. A new mail-processing machine reads the OMR markings on the statement and collates, folds and inserts statement stuffers if desired, and meters mail for delivery.

COMMUNICATION

         The fourth cornerstone for progress is the ability to share within our organization, and with those whom we serve, the many benefits in products and services available through Second National Bank.

BRAND POSITIONING

         Second National launched an extensive advertising campaign in the year 2000, including television, radio, outdoor, and newspaper coverage, to build awareness of Second National and strengthen the Bank's brand position in both existing and new markets. As a $1.5 billion institution, it was imperative that Second National adopt a mass media approach to external communications to successfully and efficiently reach and influence individuals in our greatly expanding service area and to position Second National Bank as the leader among our competitors.

         The yearlong campaign was designed to illustrate the superior level of service at the Bank that is both unparalleled and unexpected in a banking relationship. Timed with and supported by statement stuffers, point-of-sale materials and direct mail, the ad campaign was part of an integrated marketing plan focusing on specific products and services throughout the year to support employees' one-on-one sales efforts. The marketing program had a two-fold objective: to make the Second National Bank name recognizable in the minds of consumers and to entice the customer into calling or visiting Second National. The result was an average of 40 percent of our new customers who said they visited a Second National banking center because they were prompted by the new promotion.

NEW LOOK, MORE SERVICE AT THE HOWLAND BANKING CENTER

         At Second National we communicate with more than words. Our actions also communicate a commitment to enhanced customer service. One such example is the newly constructed addition to our Howland Banking Center. To effectively facilitate increased customer traffic, a building addition was constructed to house the center's relocated drive-up ATM and night depository. Moving the ATM also enabled construction of a third drive-thru lane.

A NEW BANKING EXPERIENCE AT SECOND NATIONAL BANK'S TRUST DEPARTMENT

         Customers visiting Second National Bank's Trust Department located on High Street in Warren, Ohio, will discover the next generation of banking experience: The CyberCafe. Created within a comfortable, quiet atmosphere, Second National Bank's CyberCafe features online computers where customers can access worldwide Web sites to check e-mail, take a look at the market, read the daily paper, call toll-free anywhere in Ohio, or just sit down and relax with a fresh cup of coffee.

RECOGNITION OF LEADERSHIP

         Second Bancorp, Inc. was ranked 53rd in the Plain Dealer 100, a ranking of the top 100 publicly traded companies in Ohio. The Cleveland daily newspaper measures companies by performance and size, including return to shareholders, return on average equity, percent change in revenue, increase in profit margin, and total revenue. Second Bancorp last appeared on the list in 1996 at 90th.

Warren's Tribune Chronicle 2000 Reader's Choice Awards voted Second National Bank the "Best of the Best" in the banking category.

Second Bancorp has no significant industry segments which require disclosure.

MARKET AREA

         Second National's primary market area consists of Trumbull, Ashtabula, Portage, Jefferson, Mahoning, Summit, Medina, Stark and the southeast portion of Cuyahoga counties in the northeastern corner of Ohio, to the east and south of the Cleveland metropolitan area. The market area's economy is heavily influenced by the manufacturing sector with an emphasis on steel, auto manufacturing and a variety of related and smaller industries. The area has benefited from an extensive transportation system comprised mainly of railroad and trucking systems.

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

REGULATION

         Second Bancorp is a one bank financial holding company and is regulated by the Federal Reserve Bank (the "FRB"). Second National is a national bank and is regulated by the Office of the Comptroller of the Currency (the "OCC"), as well as the Federal Deposit Insurance Corporation (the "FDIC"). Dramatic changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and Second Bancorp's capital position as of December 31, 2000 and 1999 are presented in footnote 13 of Item 8; Financial Statements and Supplementary Data and is hereby incorporated by reference.

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

         Second National is subject to regulation under the National Banking Act and is periodically examined by the OCC and is subject, as a member bank, to the rules and regulations of the FRB. Second National is an insured institution and member of the Bank Insurance Fund ("BIF") and also has approximately $409 million in deposits acquired through acquisitions of savings and loan institutions that are insured through the Savings Association Insurance Fund ("SAIF"). As such, Second National is also subject to regulation by the FDIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law.

THE GRAHAM-LEACH-BLILEY ACT

         The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act"') represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.

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

         FDICIA generally prohibits a depository institution from making a capital distribution (including payment of dividends) or paying management fees to any entity that controls the institution if it thereafter would be undercapitalized. If a depository institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or engaging in any new line of business. An undercapitalized institution must submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be "likely to succeed" in restoring the depository institution's capital. In connection with the approval of such a plan, the holding company of the depository institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a portion of the depository institution's assets. If an undercapitalized depository institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly undercapitalized.

         Under FDICIA, bank regulators are directed to require "significantly undercapitalized" depository institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another depository institution and/or take any other action which the agency determines would better carry out the purposes of FDICIA.

         Within 90 days after a depository institution is determined to be "critically undercapitalized", the appropriate federal banking agency must, in most cases, appoint a receiver or conservator for the institution or take such other action as the agency determines would better achieve the purposes of FDICIA. In general, "critically undercapitalized" depository institutions will be prohibited from paying principal or interest on their subordinated debt and will be subject to other substantial restrictions.

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

DEPOSIT INSURANCE ASSESSMENTS

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the depository institution.

         Based upon its respective level of deposits at December 31, 2000, the projected BIF and SAIF assessments for Second National for 2001 will be approximately $230,000.

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

EMPLOYEES

         The number of full time equivalent employees of Second Bancorp as of December 31, 2000 was approximately 499. Second Bancorp considers its employee relations to be good. None of the employees are covered by a collective bargaining agreement.

ITEM 2.   PROPERTIES

         Second Bancorp's executive offices are located at Second National's main office building in Warren, Ohio, which is leased by Second National under a long-term triple net lease agreement with a term, including optional renewals, expiring on October 31, 2029. Second National has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time. Second National owns 11 of its branch locations, while Second National's 23 other branch locations are leased under lease and sublease agreements with remaining terms of 1 to 14 years. Second National also has leases for record retention and office space with remaining lease terms of one and six years, respectively.

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


                                                                                        Year
Name                       Age              Position and Experience                     Appointed
-------------------------------------------------------------------------------------------------
R. L. (Rick) Blossom        53      President, Chief Executive Officer and Director        1999
                                    of Second Bancorp and President, Chief Executive
                                    Officer and Director of Second National.
                                    Former Chief Executive Officer and Director
                                    of First National Bank of Southwestern Ohio
                                    and Senior Vice President and Chief Lending
                                    Officer of First Financial Bancorp.

David L. Kellerman          43      Treasurer of Second Bancorp and Executive Vice         1987
                                    President and Chief Financial Officer of Second National.

Christopher Stanitz         52      Executive Vice President and Secretary of Second       1992
                                    Bancorp and Vice President of Second National.

Thomas W. Allen             56      Executive Office of Second Bancorp and Senior          2000
                                    Vice President of Second National Bank

Diane C. Bastic             57      Executive Officer of Second Bancorp and Senior         1985
                                    Vice President of Second National.

John L. Falatok             43      Executive Officer of Second Bancorp and Senior         2000
                                    Vice President of Second National.

Mike Filarski               52      Executive Officer of Second Bancorp and Senior         1999
                                    Vice President of Second National.  Former President
                                    for Signal Mortgage (1998-99), previously President
                                    for National Auto Credit (1996-1997), previously
                                    Executive Vice President for The Leader Mortgage
                                    Company (1992-1996).

Darryl E. Mast              50      Executive Officer of Second Bancorp and Senior         1986
                                    Vice President of Second National.

Terry L. Myers              51      Executive Officer of Second Bancorp and Senior         1986
                                    Vice President of Second National.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Second Bancorp's Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the trading symbol SECD. As of March 15, 2001, the number of shareholders of record of the Common Stock totaled 2,339. The detail of stock prices and dividend payments are incorporated herein by reference from Item 7; Management's Discussion and Analysis of Financial Condition and Results of Operations. Dividend restrictions are detailed in footnote 13 of Item 8; Second Bancorp's Financial Statements and Supplementary Data are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

         This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying footnotes.


SELECTED FINANCIAL DATA
Year ended December 31                                    2000          1999          1998         1997         1996
                                                       ------------ ------------- ------------- ------------ ------------
Results of Operations:
      Interest Income                                    $ 116,298     $ 104,582    $  106,997    $ 104,990    $ 101,158
      Interest expense                                      66,921        55,310        55,888       55,707       54,153
                                                       ------------ ------------- ------------- ------------ ------------
      Net interest income                                   49,377        49,272        51,109       49,283       47,005
      Provision for loan losses                              7,129         3,195        10,579        4,205        5,072
      Other income                                           8,275        14,792        12,754       11,101       10,008
      Other expense                                         44,213        39,330        46,248       39,198       39,279
                                                       ------------ ------------- ------------- ------------ ------------
      Income before federal income taxes                     6,310        21,539         7,036       16,981       12,662
      Federal tax expense                                      176         5,361         1,403        3,745        2,993
                                                       ------------ ------------- ------------- ------------ ------------
      Net income                                         $   6,135     $  16,178    $    5,633    $  13,236    $   9,699
                                                       ------------ ------------- ------------- ------------ ------------

Per Common Share Data: (1)
      Basic earnings                                     $    0.60     $    1.52    $     0.53    $    1.25    $    0.93
      Diluted earnings                                        0.60          1.51          0.52         1.25         0.92
      Cash dividends                                          0.64          0.56          0.48         0.40         0.34
      Book value, December 31                                11.65         11.12         11.53        11.34        10.40
      Market value, December 31                              14.50         22.38         22.25        25.38        15.69
      Weighted-average shares outstanding (1)
           Basic                                        10,247,025    10,635,852    10,655,597   10,555,921    9,876,174
           Diluted                                      10,271,548    10,698,717    10,742,622   10,616,752   10,555,060
      Shares outstanding at year-end (1)                10,057,110    10,458,450    10,688,450   10,606,749   10,503,660

Per Preferred Share Data:
      Cash dividends                                           n/a           n/a           n/a          n/a    $    0.75
      Market value, December 31                                n/a           n/a           n/a          n/a          n/a

Balance Sheet Data:
      As of December 31:
           Total assets                                $ 1,546,290   $ 1,537,278   $ 1,430,233  $ 1,438,193  $ 1,397,194
           Loans, net                                    1,054,872     1,060,493       960,114      858,321      808,396
           Deposits                                      1,036,135     1,097,589     1,102,590    1,115,044    1,076,947
           Shareholder's equity                            117,197       116,347       123,273      120,318      106,415
      Averages:
           Total assets                                  1,584,016     1,498,946     1,464,803    1,424,211    1,384,343
           Earning assets                                1,488,334     1,405,195     1,386,894    1,351,117    1,301,032
           Loans                                         1,107,948     1,005,998       938,408      869,333      797,174
           Deposits                                      1,091,441     1,092,260     1,086,074    1,079,809    1,072,583
           Shareholders' equity                            114,652       121,369       126,748      112,127      103,725

Ratios:
      Return on average assets                               0.39%         1.08%         0.38%        0.93%        0.70%
      Return on average common
           shareholder's equity                               5.35         13.33          4.44        11.80         9.32
      Net interest margin                                     3.46          3.68          3.84         3.78         3.73
      Efficiency ratio                                       70.67         59.45         70.11        63.04        67.11
      Dividend pay-out                                      106.26         36.68         91.53        32.29        35.77
      Average loans to average deposits                     101.51         92.10         86.40        80.51        74.24
      Allowance for loan losses as a percent of loans         1.42          1.04          1.11         1.02         1.13
      Net charge-offs as a percent of average loans           0.28          0.27          0.92         0.53         0.57
      Non-performing loans to total loans                      .75          0.55          0.71         0.80         1.17
      Allowance for loans losses to
      non-performing loans                                     191           188           155          128           96
      Tier I leverage ratio                                   7.47          8.15          8.65         7.87         7.49


(1) Prior period amounts have been restated for stock splits and pooling-of-interests transactions.

         The table below details operating results excluding the impact of the 2000 restructuring activity and the 1998 merger activity:

SELECTED FINANCIAL DATA - OPERATING RESULTS EXCLUDING RESTRUCTURING CHARGES AND MERGER COSTS


Year ended December 31                                    2000          1999          1998         1997         1996
                                                       ------------ ------------- ------------- ------------ ------------
Results of Operations:
      Interest Income                                    $ 116,950     $ 104,582    $  106,997    $ 104,990    $ 101,158
      Interest expense                                      66,921        55,310        55,888       55,707       54,153
                                                       ------------ ------------- ------------- ------------ ------------
      Net interest income                                   50,029        49,272        51,109       49,283       47,005
      Provision for loan losses                              3,029         3,195        10,579        4,205        3,176
      Other income                                          14,794        14,792        12,754       11,101       10,008
      Other expense                                         41,604        39,330        39,591       39,198       39,279
                                                       ------------ ------------- ------------- ------------ ------------
      Income before federal income taxes                    20,190        21,539        13,693       16,981       12,662
      Federal tax expense                                    5,034         5,361         3,063        3,745        2,993
                                                       ------------ ------------- ------------- ------------ ------------
      Net income                                         $  15,156     $  16,178    $   10,630    $  13,236    $   9,699
                                                       ------------ ------------- ------------- ------------ ------------
Per Common Share Data: (1)
      Basic earnings                                     $    1.48     $    1.52    $     1.00    $    1.25    $    0.93
      Diluted earnings                                        1.48          1.51          0.99         1.25         0.92

Ratios:
      Return on average assets                               0.96%         1.08%         0.73%        0.93%        0.70%
      Return on average common
           shareholder's equity                              13.22         13.33          8.39        11.80         9.32
      Net interest margin                                     3.51          3.68          3.84         3.78         3.73
      Efficiency ratio                                       62.17         59.45         60.95        63.04        67.11


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain sections of this report contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from these results discussed in these forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

RESULTS OF OPERATIONS

         Net income for 2000 totaled $6,134 and was significantly impacted by a major balance sheet restructuring during the third quarter. The restructuring was designed to improved balance sheet flexibility and liquidity, reduce the earnings drag caused by the large mortgage loan portfolio, and improve net interest margin. The after-tax impact of the restructuring totaled $9,022. An additional $4.1 million in provision for loan losses which helped increase the reserve for loan losses to 1.42% of loans at year-end. The additional provisions resulted from a specific analysis of commercial credits and reflect current management's philosophy of loan analysis. Additionally, $2,808 in security losses were realized as the Corporation repositioned it's security portfolio and improved overall earning performance. An additional $4.363 in losses were realized on the disposition of $130 million in low yielding, fixed rate mortgage loans. The effect of the sale was to minimally shrink the Corporation's balance sheet and reduce exposure to higher cost Federal Home Loan advances. Excluding the restructuring charges, net income would have been $15,156. Net income in 1999 was $16,178, while net income in 1998 was $5,633 and was affected by the costs associated with merger activity completed in 1998. The 1998 acquisition of Trumbull Financial

Corporation, headquartered in Warren, Ohio and Enfin Corporation, headquartered in Solon, Ohio, greatly increased the Corporation's asset size. Cost reduction targets associated with the acquisitions were achieved in 1999. Additional revenue enhancements from the acquisitions are possible as cross-sale efforts continue. During 1998, however merger related costs of $6,657 were taken to accomplish the strategic growth. The acquisition of Enfin gives the Corporation access to the commercial lending market in and around Solon, a suburb of Cleveland, while the acquisition of Trumbull strengthens the Corporation's dominance of the Trumbull County market. Also impacting earnings during 1998 was the need to provide additional provision for loan losses. Net losses incurred during 1998; primarily commercial loan losses, exceeded $8.6 million for the year, necessitating the increase in provision. Absent the merger costs and related tax impact, net income for 1998 would have been $10,630. The Corporation's return on average assets ("ROA") was .39%, 1.08% and .38% for 2000, 1999 and 1998, respectively. Excluding restructuring charges and merger costs, ROA would have been .96%, 1.08% and .73% in 2000, 1999 and 1998, respectively. The total shareholders' return on average equity ("ROE") was 5.35%, 13.33% and 4.44% (13.22%, 13.33% and 8.39% excluding restructuring charges and merger costs) in 2000, 1999 and 1998, respectively.

         Diluted earnings per share was $.60 in 2000, $1.51 in 1999 and $.52 in 1998. Absent the restructuring charges and merger costs, diluted earnings per share were $1.48, $1.51 and $.99 for those same periods. The Corporation's common stock, trading under the NASDAQ symbol of SECD, has generally followed the path of most bank stocks during 1999 and 2000, peaking at $30.75 per share in the third quarter of 1999 and finishing 2000 at $14.50 per share. The stock price at year-end 2000 represents a price of 124% of book value, down significantly from 201% the prior year-end. The stock price was effected by higher interest rates and market concerns for a slowing economy and potential increased loan losses in the banking industry. Dividends declared in 2000 totaled $.64 per share compared to $.56 per share the prior year.

         Revenue continues to be provided primarily from interest and fees on loans, which totaled $91,830, $81,464 and $79,963 in 2000, 1999 and 1998, respectively. Excluding the impact of restructuring, this represents 70%, 68% and 67% of total revenues for those years. Interest income on securities is also a major source of revenue, contributing 18%, 19% and 22% of revenues in 2000, 1999 and 1998, respectively. The Corporation is making steady improvement in diversifying its revenue source away from net interest income. Non-interest income has increased as a percent of net revenues (net interest income plus non-interest income) from 20% in 1998 to 23% in both 1999 and 2000.

NET INTEREST INCOME

         Net interest income declined slightly in 2000 due to a decline in net interest margin. Significantly impacting both net interest income and net interest margin were steadily increasing interest rates resulting from the Federal Reserve Bank monetary tightening and an inverted yield curve environment. The yield on earning assets improved by 35 basis points to 7.96% in 2000, however, the cost of funds increased by 57 basis points to 4.96%. The net interest margin declined to 3.46% from 3.68% in 1999. Average earning assets increased by 5.9% in 2000 to $1,488,334 after increasing 1.3% to $1,405,195 in 1999.

         The relationship between net interest income, FTE net interest income, earning assets and net interest margin for the past three years follows:


                                                                      2000               1999                1998
                                                               ------------------- ------------------ -------------------

Net interest income - per financial statements                       $     49,377       $     49,272        $     51.109
Tax equivalent adjustment                                                   2,175              2,403               2,102
                                                               ------------------- ------------------ -------------------
Net interest income - FTE                                            $     51,552       $     51,675        $     53,211
                                                               ------------------- ------------------ -------------------
Average earning assets                                               $  1,488,334       $  1,405,195        $  1,386,894
Net interest margin                                                         3.46%              3.68%               3.84%

         Net interest income can be analyzed through the use of the Yields Analysis table. The table shows a three-year comparison of the average balance of interest earning assets and interest bearing liabilities along with interest and yields associated with them.


YIELDS ANALYSIS
Year Ended December 31                             2000                              1999
                                      AVERAGE               YIELD/     AVERAGE                YIELD/
                                      BALANCE    INTEREST   RATE       BALANCE     INTEREST    RATE
                                    ------------------------------------------------------------------
ASSETS
------
Interest earning assets:
      Taxable loans (1)(3)          $ 1,089,484    $90,819    8.34%     $ 992,643    $80,783    8.14%
      Tax-exempt loans (2)               18,464      1,536     8.32        13,355      1,048     7.84
      Taxable securities                308,084     20,970     6.81       304,199     18,446     6.06
      Tax-exempt securities              66,866      4,862     7.27        78,783      5,817     7.38
      Federal funds sold                  5,436        286     5.26        16,215        891     5.49
                                    ------------------------------------------------------------------
      Total interest earning          1,488,344    118,473     7.96     1,405,195    106,985     7.61
      assets
Non-interest earning assets              95,682                            93,751
                                    ------------------------------------------------------------------
TOTAL                               $ 1,584,016                       $ 1,498,946
                                    ==================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
      Demand deposits                 $  86,818      1,290     1.49    $  92,350      1,395      1.51
      Savings deposits                  266,863      8,561     3.21      279,305      8,252      2.95
      Time deposits                     625,575     36,385     5.82      611,827     32,291      5.28
      Federal funds purchased
           and securities sold
           under agreements
           to repurchase                118,070      5,540     4.69      136,382      5,781      4.24
      Note payable                          292         25     8.56          921         64      6.95
      Other borrowed funds                2,532        172     6.79        2,696        155      5.75
      Federal Home Loan Bank
           Advances                     248,648     14,948     6.01      136,484      7,372      5.40
                                    ------------------------------------------------------------------
Total interest bearing liabilities    1,348,798     66,921     4.96    1,259,965     55,310      4.39

Non-interest bearing liabilities:       112,185                          108,778
      Demand deposits
      Accrued expenses and
           other liabilities              8,381                            8,834
                                    ------------------------------------------------------------------
Other liabilities                       120,566                          117,612
Shareholders' equity                    114,652                          121,369
                                    ------------------------------------------------------------------
TOTAL                               $ 1,584,016                      $ 1,498,946
                                    ==================================================================
Net interest earnings (FTE)                         51,552                           51,675
Taxable equivalent adjustment                        2,175                            2,403
                                    ------------------------------------------------------------------
Net interest income                                $49,377                          $49,272
                                    ==================================================================
Net yield on interest earning                                 3.46%                             3.68%
assets                              ==================================================================




YIELDS ANALYSIS
Year Ended December 31                             1998
                                      AVERAGE               YIELD/
                                      BALANCE    INTEREST    RATE
                                    --------------------------------
ASSETS
------
Interest earning assets:
      Taxable loans (1)(3)            $ 924,823    $79,229    8.57%
      Tax-exempt loans (2)               13,585      1,112     8.19
      Taxable securities                368.421     22,945     6.23
      Tax-exempt securities              68,994      5,071     7.35
      Federal funds sold                 11,071        742     6.70
                                    --------------------------------
      Total interest earning          1,386,894    109,099     7.87
      assets
Non-interest earning assets              77,909
                                    --------------------------------
TOTAL                               $ 1,464,803
                                    ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
      Demand deposits                 $  91,310      1,488     1.63
      Savings deposits                  263,855      7,494     2.84
      Time deposits                     626,440     34,589     5.52
      Federal funds purchased
           and securities sold
           under agreements
           to repurchase                138,652      6,525     4.71
      Note payable
      Other borrowed funds                3,008        170     5.65
      Federal Home Loan Bank
           Advances                      99,462      5,622     5.65
                                    --------------------------------
Total interest bearing liabilities    1,222,727     55,888     4.57

Non-interest bearing liabilities:       104,469
      Demand deposits
      Accrued expenses and
           other liabilities             10,859
                                    --------------------------------
Other liabilities                       115,328
Shareholders' equity                    126,748
                                    --------------------------------
TOTAL                               $ 1,464,803
                                    ================================
Net interest earnings (FTE)                         53,211
Taxable equivalent adjustment                        2,102
                                    --------------------------------
Net interest income                                $51,109
                                    ================================
Net yield on interest earning                                 3.84%
assets                              ================================



(1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2) The tax-exempt income and yields are shown on a tax equivalent basis using the 34%, 35% and 34% marginal Federal tax rates in effect during 2000, 1999 and 1998, respectively.

(3) Loan fees are included in the interest reported for loans. Those fees amounted to $2,326 in 2000, $2,193 in 1999, and $2,636 in 1998.

     You can further analyze the change in net interest income by separating the volume and rate impact of the change.

     The following table details the breakdown of the major categories affecting the change:


                                                          2000 compared to 1999            1999 COMPARED TO 1998
RATE / VOLUME ANALYSIS                                   DUE TO CHANGE IN                    DUE TO CHANGE IN
                                                  VOLUME       RATE         NET       VOLUME       RATE         NET
                                                ------------------------------------------------------------------------
Increase (decrease) in FTE interest income:
      Taxable loans                                 $ 7,881     $ 2,155    $ 10,036     $ 5,810   $ (4,256)     $ 1,554
      Tax-exempt loans                                  400          88         488         (19)       (45)         (64)
      Taxable securities                                236       2,288       2,524      (4,000)      (499)      (4,499)
      Tax-exempt securities                            (880)        (75)       (955)        720         26          746
      Federal funds sold                               (592)        (13)       (605)        345       (196)         149
                                                ------------------------------------------------------------------------
Total interest bearing assets                         7,045       4,443      11,488       2,856     (4,970)      (2,114)

Interest bearing liabilities:
      Demand deposits - interest bearing               (84)         (21)       (105)         17       (110)         (93)
      Savings deposits                                (368)         677         309         439        319          758
      Time deposits                                    726        3,368       4,094        (807)    (1,491)      (2,298)
      Federal funds purchased and
           securities sold under
           agreements to repurchase                   (776)         535        (241)       (107)      (637)        (744)
      Note payable                                     (44)           5         (39)         64          0           64
      Other borrowed funds                              (9)          26          17         (18)         3          (15)
      Federal Home Loan Bank Advances                6,058        1,518       7,576       2,093       (343)       1,750
                                               -------------------------------------------------------------------------
Total interest bearing liabilities                   5,503        6,108      11,611       1,681     (2,259)        (578)
                                               -------------------------------------------------------------------------
Total effect on net interest income                $ 1,542      $(1,665)   $   (123)    $ 1,175   $ (2,711)     $(1,536)
                                               -------------------------------------------------------------------------


         The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES

         The provision for loan losses totaled $7,129 in 2000 representing .64% of average loans. Included in the third quarter was an additional $4.1 million in provision for loan losses which helped increase the reserve for loan losses to 1.42% of loans at year-end. The additional provision resulted from a specific analysis of commercial credits and reflect current management's philosophy of loan analysis. Excluding the third quarter additional provision, the provision would have been a more normalized .27% of loans. The provision for loan losses totaled $3,195 in 1999, representing .32% of average loans. This represents a significant decline from the provision for 1998 of $10,579 (.92% of average loans). The provision for loan losses was $4,205 in 1997 and $5,072 in 1996. The increase in 1998 can be attributed to higher than historically normal levels of net charge-offs for the commercial loan portfolio. Net charge-offs as a percent of average commercial loans were 1.55% in 1998 and .40% in 1999.

NON-INTEREST INCOME

         Total non-interest income was significantly impacted by the loan and security losses realized during the third quarter restructuring of $3,711 and $2,808, respectively. Absent the restructuring activity, non-interest income would have totaled $14,794, virtually unchanged from the prior year total of $14,792. Increases were realized in deposit service charges (up 2.2%), trust income (up 10.3%) and other income (up 3.0%). Reducing non-interest income was a loss on trading activity of $335 during the year. Non-interest income in 1999 increased by 16% increase over 1998. Other income was influenced by an additional $15 million investment in bank owned life insurance at the end of 1998. Loan sale gains totaled $2,066 in 1999 compared to $2,150 in 1998. Service charges on deposit accounts improved by 4% from 1998 to $4,309 in 1999. The increase is attributable to the increase in revenue from ATM services provided and improvements on the collection of return check and overdraft fees. Trust fee income totaled $3,534 in 1999, a 25% improvement over the prior year. Trust income was strongly influenced by both increased sales and increased returns on investments.

         Included in non-interest income over the past three years were pre-tax losses and gains on the sale of securities. During 2000, the security portfolio realized losses in the amount of $2,399. Absent the restructuring activity, gains of $409 would have been realized. Security gains in 1999 and 1998 totaled $312 and $1,007, respectively.

NON-INTEREST EXPENSE

         The Corporation continues to emphasize control and to be efficient in its utilization of resources to manage assets. Non-interest expenses as a percentage of average assets were 2.79% in 2000, compared to 2.62% in 1999. Included in the 2000 expenses were professional services costs incurred to facilitate restructuring and reengineering activities. The table below details the percentage change in each non-interest expense category over the past three years:


                                                              PERCENTAGE CHANGE
                                                    2000 OVER 1999         1999 OVER 1998
                                                 ---------------------- ---------------------
Salaries and benefits                                      9%                     0%
Net occupancy                                              1                      4
Equipment                                                 17                     11
Professional services                                     59                      3
Assessment on deposits and other taxes                     0                      2
Amortization of goodwill & other intangibles             (19)                   (14)
Other expenses                                            17                     (8)

INCOME TAXES

         The provision for income taxes was $176, $5,361 and $1,403 in 2000, 1999 and 1998, respectively. The effective tax rate for the Corporation was 2.8%, 24.9% and 19.9% during the same periods. The reduction in the effective tax rate in 2000 was due to the reduced net income due to restructuring activities.

BALANCE SHEET

         Average assets grew at a 5.7% pace in 2000 after increasing by 2.4% in 1999. The growth rate was influenced by strong growth in consumer lending. Both 2000 and 1999 have been influenced by low deposit growth rates. As an industry, financial institutions are experiencing slower deposit growth rates due to increased competition from non-traditional alternatives, especially mutual funds. Deposit balances averaged $1.09 billion in 2000, virtually unchanged from 1999.

EARNING ASSETS
SECURITIES:

         The securities portfolio of the Corporation is used to provide an adequate rate of return to the Corporation along with appropriate levels of liquidity, and as a tool for efficient tax management and interest rate risk management. The accounting treatment for the securities portfolio is determined by the Corporation's intent regarding particular security holdings. Securities held-to-maturity are purchased with the intent and ability to hold them to maturity and are, therefore, carried at amortized cost. Additionally, the acquired companies had previously classified securities as held-to-maturity. The Corporation reclassified all securities as available-for-sale upon acquisition in 1998. Securities are purchased to satisfy yield enhancement, liquidity, interest rate risk management, and pledging needs. Purchases in longer maturity ranges that provided yield enhancement included purchases of tax-exempt securities which provide the additional benefit of tax reduction.

         The securities portfolio totaled $382,098 as of December 31, 2000 and is classified entirely as available-for-sale. That balance represents a 4% increase over the prior year-end. For 2000, the growth in securities was concentrated in corporate issues that helped improve the earnings performance characteristics of the portfolio. In 1999, security balance growth was limited to leveraging activities that coupled like-term FHLB advances with securities purchases designed to enhance net income, earnings per share and return on equity. Growth in securities had previously been concentrated in tax-exempt issues.

         The average yield on the portfolio is 6.9% as of December 31, 2000, up .5% from the prior year-end. During the past year, the Corporation realized
$2,399 in net losses on the sale of securities. In 1999 and 1998, net security gains totaled $312 and $1,007, respectively. As interest rates have reversed their previous upward trend, the Corporation now has an unrealized gain position for the portfolio of $433.

         Summary yield and maturity information regarding the securities portfolios on December 31 follows. Yields are calculated on a fully taxable equivalent basis using the marginal Federal income tax rate of 34% for 2000.


                                                                               BOOK VALUE
                                                    -------------------------------------------------------------------
                                                       2000                                1999             1998
                                                    AVAILABLE-           2000           AVAILABLE-       AVAILABLE-
                                                     FOR-SALE            YIELD           FOR-SALE         FOR-SALE
                                                    -------------------------------------------------------------------
U. S. Treasury and other U. S. Government
      agencies and corporations:
      Under 1 year                                      $    7,322              5.8%       $    3,180        $   24,363
      1 to 5 years                                          28,128               5.9           60,349            56,520
      5 to 10 years                                         16,292               6.9           17,802             8,769
      Over 10 years                                              0               0.0                0                 0
                                                    -------------------------------------------------------------------
           Total                                            51,742               6.2           81,331            89,652

Obligations of states and political subdivisions:
      Under 1 year                                           1,076               7.8              259             2,758
      1 to 5 years                                          13,458               7.3           11,065            18,154
      5 to 10 years                                         38,896               7.1           41,497            34,360
      Over 10 years                                         13,406               6.9           24,334            21,705
                                                    -------------------------------------------------------------------
           Total                                            66,836               7.1           77,155            76,977

Corporate:
      Under 1 year                                           3,790               8.8                0                 0
      1 to 5 years                                          20,558               7.4            3,163            10,446
      5 to 10 years                                          7,947               7.6                0                 0
      Over 10 years                                         38,123               8.7           18,781                 0
                                                    -------------------------------------------------------------------
           Total                                            70,418               8.2           21,944            10,446

Mortgage-backed securities                                 175,294               6.5          173,750           164,262
Equity securities                                           17,808               7.4           13,407            13,078
                                                    -------------------------------------------------------------------
                                                       $   382,098              6.9%      $   367,587       $   354,415
                                                    ===================================================================

         Mortgage-backed securities have various stated maturities through August 2030. The estimated weighted-average maturity of this segment of the portfolio is 6.1 years.

LOANS:

         Listed below is the Corporation's loan distribution at the end of each of the last 5 years:


                                              2000             1999            1998          1997            1996
                                        --------------------------------------------------------------------------------
Commercial                                     $ 421,229        $  413,097    $ 373,244       $ 347,173       $ 332,127
Consumer                                         302,881           216,173      230,561         238,245         261,487
Real estate mortgage                             345,979           442,392      367,048         281,729         224,017
                                        --------------------------------------------------------------------------------
Balance December 31                           $1,070,089       $ 1,071,662    $ 970,853       $ 867,147       $ 817,631
                                        --------------------------------------------------------------------------------

         An analysis of maturity and interest rate sensitivity of commercial loans as of December 31, 2000 follows:


                                                             ONE YEAR         ONE TO          OVER
                                                              OR LESS       FIVE YEARS     FIVE YEARS        TOTAL
                                                         ---------------------------------------------------------------
Fixed rate                                                       $   2,590     $  93,501       $ 84,594       $ 180,685
Variable rate                                                       57,872        50,368        132,304         240,544
                                                         ---------------------------------------------------------------
Total commercial loans                                           $  60,462     $ 143,869      $ 216,898       $ 421,229
                                                         ---------------------------------------------------------------

         The Corporation emphasizes growth in real estate loans and commercial balances. The Corporation emphasizes real estate lending through its branch network, reaching a broad range of customers. The Corporation has benefited from this approach along with the use of mortgage loan originators and correspondent lender relationships. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate fee income for the Corporation. The serviced portfolio of mortgages totaled $472 and $344 million as of December 31, 2000 and 1999, respectively.

         Commercial loans are generated through a calling program targeting medium size companies. The Corporation is also generating an increasing volume of Small Business Administration ("SBA") loans. The Corporation sells the guaranteed portion of the SBA loans originated. The sales generated $508 and $423 in net revenues, including $191 and $150 in revenues from the value of the servicing retained in 2000 and 1999, respectively. The amount of SBA loans being serviced by the Corporation totaled approximately $13.3 and $11.5 million at December 31, 2000 and 1999, respectively.

         The Corporation's loans are granted to customers within the immediate trade area of the Corporation. The mix is diverse, covering a wide range of borrowers. The Corporation monitors and controls concentrations within a particular industry or segment. As of December 31, 2000, the Corporation had a concentration in commercial real estate loans totaling approximately $284 million, approximately 62.3% of which were owner-occupied businesses, including medical office buildings and retail and fast-food restaurants within the Corporation's market area.

ASSET QUALITY


         The reserve for loan losses is analyzed in the table below:

Year Ended December 31                              2000           1999            1998            1997           1996
                                         -------------------------------------------------------------------------------
Balance at January 1                             $ 11,169       $ 10,739        $  8,837        $  9,235       $  8,715
Charge-offs:
      Commercial                                    1,702          2,430           6,734           2,435          2,051
      Real estate                                     164             86             820              12             56
      Consumer                                      2,194          1,961           3,055           2,992          3,497
                                         -------------------------------------------------------------------------------
                                                    4,060          4,477          10,609           5,439          5,604
Recoveries:
      Commercial                                      533            901           1,213             108            155
      Real estate                                       8              4              50               0             46
      Consumer                                        438            807             669             717            851
                                         -------------------------------------------------------------------------------
                                                      979          1,712           1,932             825          1,052
Net charge-offs                                     3,081          2,765           8,677           4,614          4,552
Additions:
      Charged to operations                         7,129          3,195          10,579           4,205          5,072
                                         -------------------------------------------------------------------------------
Balance at December 31                           $ 15,217       $ 11,169        $ 10,739        $  8,826       $  9,235
                                         ===============================================================================
Reserve for loan losses as a percentage
      of year-end loans                             1.42%          1.04%           1.11%           1.02%          1.13%
Reserve for loan losses as a percentage
      of non-performing assets                       191%           188%            155%            128%            96%



Year Ended December 31:                              2000           1999            1998            1997           1996
                                         -------------------------------------------------------------------------------
Commercial                                           0.29%          0.40%           1.55%           0.68%          0.61%
Real estate                                          0.04           0.02            0.23            0.00           0.00
Consumer                                             0.68           0.53            0.98            0.85           1.08
Total net charge-offs to average loans               0.28           0.27            0.92            0.53           0.57

         The balance of the reserve for loan losses has increased steadily from 1996 to 2000 and finished at $15,217 as of December 31. The reserve also covers 191% of non-performing loans (loans past due 90 days or more, on non-accrual or restructure status), up from 96% in 1996. Net charge-offs continued the 1999 performance at .28% of loans, well below the average net charge-off rates for 1996 to 1998.

         The following presents a breakdown of the allocation of the loan loss allowance by loan category for each of the last five years:


                                                                 DECEMBER 31
Loan Category                2000                1999                1998                1997                1996
                      ---------------------------------------------------------------------------------------------------
Commercial              $ 9,927        65%   $ 7,449        67%   $ 7,351        69%   $ 4,817       54%   $ 5,296    57%
Consumer                  5,161        34      2,587        23      1,952        18      3,311       38      3,327    36
Real Estate                 129         1      1,133        10      1,436        13        698        8        612     7
                      ---------------------------------------------------------------------------------------------------
                        $15,217       100%   $11,169       100%   $10,739       100%   $ 8,826      100%   $ 9,235   100%
                      ---------------------------------------------------------------------------------------------------

         The determination of the reserve for loan losses is based on Management's evaluation of the potential losses in the loan portfolio considering, among other relevant factors, repayment status, borrowers' ability to repay, collateral, and current economic conditions. The Bank utilizes its internal loan gradings for commercial loans in conjunction with historical loss experience for loans of each grade level and current economic trends as parts of its analysis in determining the adequacy of its reserve for loan losses.

         Below is a table listing the non-accrual, past due and restructured loans at the end of the last five years:


                                                          2000      1999           1998           1997          1996
                                                    --------------------------------------------------------------------
Non-accrual loans                                      $  4,699    $ 2,743       $  4,130      $  5,819      $  7,271
Past due loans                                            3,239      3,132          2,725         1,075         2,158
Restructured loans                                           43         52             61            13           171
                                                    --------------------------------------------------------------------
Total                                                  $  7,981    $ 5,927       $  6,916      $  6,907      $  9,600
                                                    --------------------------------------------------------------------
Percent of loans at year end                               0.75%      0.55%          0.71%         0.80%         1.17%
Other real estate owned                                $    902    $   281       $     79      $      0      $      0

         Loans 30 to 89 days past due, excluding non-accrual and restructured loans included in the table above, amounted to $7,356, or .69% of outstanding loans, as of December 31, 2000, as compared to $6,215, or .58% of loans on December 31, 1999. Loans then current where some concerns existed as to ability of the borrower to comply with loan repayment terms approximated $28,536 at December 31, 2000 and $16,843 on December 31, 1999. Such loans have been and are being closely monitored by Management.

         Further discussion on loan quality and credit risk are presented in
Note 1h, 7 and 21 of Item 8; Second Bancorp's Financial Statements and Supplementary Data are incorporated herein by reference.


FUNDING SOURCES
DEPOSITS:
The average amounts of deposits are summarized below:

                                                                                   2000          1999            1998
                                                                            --------------------------------------------
Demand deposits - non-interest bearing                                        $  112,185     $  108,778     $   104,469
Demand deposits - interest bearing                                                86,818         92,350          91,310
Savings deposits                                                                 266,863        279,305         263,855
Time deposits                                                                    625,575        611,827         626,440
                                                                            --------------------------------------------
                                                                              $1,091,441     $1,092.260     $ 1,086,074
                                                                            --------------------------------------------

         Average deposits remained virtually unchanged in 2000 with slight increases in average demand deposits and time deposits. Average interest bearing demand deposits and savings deposits declined during 2000 as the Corporation utilized FHLB advances to supplement funding at rates and maturity structures more favorable than what was available in the retail market. During 1999, average demand deposit and savings balances increased modestly, while time deposit balances decreased modestly.

         On December 31, 2000 time deposits over $100 totaled $96,588. The Bank continues to maintain strong relationships with the various public entities centered in the primary markets of the Bank which contributes to the balance of time deposits over $100. The maturity schedule for time deposits over $100 as of December 31 is given in the table below:

Maturing in:                                      2000          1999
                                              ----------------------------
3 months or less                                  $  42,168     $  39,081
3 to 6 months                                        16,395        14,609
6 to 12 months                                       27,065        18,150
Over 12 months                                       10,960         7,771
                                              ----------------------------
                                                  $  96,588     $  79,611
                                              ----------------------------

OTHER SOURCES OF FUNDS:

         The repurchase agreement program provides a sweep feature on the customer's primary business account along with competitive market rates of interest for their excess funds. The success of this product reflects the strong emphasis the Bank places on offering competitive products coupled with personalized service to the small-to mid-size businesses operating in the Bank's various markets. Federal funds purchased and securities sold under agreements to repurchase averaged $106 million in 2000 with the majority of the average balances representing the retail sweep product.

         The Corporation also has available to it unsecured lines of credit with correspondent banks totaling $20 million. The lines of credit are renewable annually and bear interest at a floating rate based on several indices. As of December 31, 2000, the Corporation had utilized $1 million in borrowings under these lines. There was $4 million in outstanding borrowing under these lines as of December 31, 1999.

         The Corporation also has access to federal tax deposits on a daily basis. After being deposited by customers, the tax deposits are held at the Corporation up to a self-imposed limit of $6 million until they are drawn upon by the Federal government. The balance of these funds was $2,163 and $5,739 as of December 31, 2000 and 1999, respectively. The Corporation occasionally uses federal funds purchased from other financial institutions as a source of short-term funding. The Corporation had $29 million in federal funds purchased as of December 31, 2000 and none as of December 31, 1999.

         The Bank also is a member of the Federal Home Loan Bank ("FHLB") system and utilizes the various advance programs offered by the FHLB. The funds are drawn from the FHLB for various terms through 2007 and are utilized to provide long-term funding to offset the interest rate risk inherent with holding long-term, fixed-rate mortgages. The balances of these advances were $251,733 and $200,276 as of December 31, 2000 and 1999, respectively.

CAPITAL

         The shareholders' equity increased to $117,197 at December 31, 2000 from $116,347 a year earlier. The increase was attributable to the increase in market values for the available-for-sale securities. The increase offset the treasury share repurchase activities. The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax (SFAS No. 115 adjustment of $8,072 in 2000) resulted in a net unrealized gain position of $281 at December 31, 2000 versus a net unrealized loss position of $7,791 at December 31, 1999. Dividends exceeded earnings in 2000 due to the restructuring activities. Earnings retained in 1999 amounted to $10,244.

         On February 27, 1998, the Board of Directors rescinded the authorization to repurchase any shares of common stock. As of December 31, 1998, the Corporation had 50,400 shares held in treasury at a cost of $793. On August 10, 1999, the Board of Directors authorized the discretionary buy-back of up to 500,000 shares of common stock. As of December 31, 1999, 254,100 shares had been repurchased bring the total shares in treasury to 304,500. The number of shares authorized for repurchase was increased to 600,000 on April 20, 2000. The 600,000 share repurchase was completed on October 11, 2000. On October 12, 2000 the Board of Directors authorized the repurchase of up to 2% of outstanding shares on an annual basis.

         The Corporation has consistently had qualifying capital under the risk-based capital requirements in excess of those required to meet the "well-capitalized" standards. For further details on capital ratios, see Note 13.

         The Corporation trades under the symbol SECD on the NASDAQ National Market System. The total market capitalization of the Corporation was approximately $146 million at December 31, 2000. The table below lists the high and low trading prices for the common stock by quarter for the last three years.


Quarter                                                   FIRST        SECOND       THIRD        FOURTH        YEAR
                                                       -----------------------------------------------------------------
2000
High                                                        $ 22.31      $ 18.13      $ 16.31      $ 16.94      $ 22.31
Low                                                           17.06        12.25        13.75        12.13        12.13
Dividends Declared                                              .16          .16          .16          .16          .64

1999
High                                                        $ 24.00      $ 29.50      $ 30.75      $ 27.00      $ 30.75
Low                                                           19.06        21.00        24.00        22.38        19.06
Dividends Declared                                              .14          .14          .14          .14          .56

1998
High                                                        $ 34.75      $ 37.25      $ 31.50      $ 26.00      $ 37.25
Low                                                           24.88        27.00        25.75        19.75        19.75
Dividends Declared                                              .11          .12          .12          .13          .48

         The Corporation's price for its common stock decreased to a trading range of $12.13 to $16.94 per share in the fourth quarter of 2000 and closed the year at $14.50. The Corporation's stock has generally followed the market trend for traded bank stocks. Bank stock prices in general were subject to downward pressure with the increase in market rates associated with Federal Open Market Committee activities. The common stock closed at $22.375 at December 31, 1999. Book value per common share was $11.65 and $11.12 at December 31, 2000 and 1999, respectively.

         The Corporation has historically paid cash dividends on a quarterly basis and has periodically paid stock dividends at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors. The payment will depend on, among other things, earnings, financial condition and cash requirements of the Corporation at the time that such payment is considered, and on the ability of the Corporation to receive dividends from the Bank, the amount of which is subject to regulatory limitations. For 2000, 1999 and 1998, the dividend-payout ratio for the Corporation was 106.3%, 36.7 and 91.5%, respectively. The abnormally high dividend payout ratios for 2000 and 1998 were attributable to the impact of restructuring and merger related costs, respectively.

LIQUIDITY

         Management of the Corporation's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Corporation. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $41 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks which are renewable annually, and access to the capital markets. The net cash provided by operating activities for 2000, 1999 and 1998 were approximately $16, $20 and $4 million, respectively. As discussed in Note 13, the Bank is subject to regulation and may be limited in its ability to pay dividends to the parent company. Accordingly, consolidated cash flows may not represent cash available to common stockholders.

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

         The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would decrease by 3.5% if interest rates would immediately fall by 200 basis points and increase by 2.1% if interest rates would immediately rise by 200 basis points. This represents a shift from the prior year and substantial improvement in the Corporation's interest sensitivity position. At December 31, 1999 the model projected net income would increase by 7.5% if interest rates would immediately fall by 200 basis points and would decrease by 9.3% if interest rates would immediately rise by 200 basis points. Management believes this liability sensitive position for the one-year time horizon is well within approved levels of 5% variance in net income. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook.

         Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans, the sale of long-term fixed rate mortgages through the secondary mortgage market and off-balance sheet swaps, caps and floors.

         Additional discussion regarding Second Bancorp's liquidity and capital resources are set forth in Notes 10, 11, 12 and 13 of Item 8; Second Bancorp's Financial Statements and Supplementary Data are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


ASSETS                                                                                               DECEMBER 31
                                                                                              2000                1999
                                                                                       ------------------- --------------------
Cash and due from banks                                                                       $    35,272          $    35,238
Trading account                                                                                       328                    0
Securities: Available-for sale (at market value)                                                  382,098              367,587
Loans                                                                                           1,070,089            1,071,662
Less reserve for loan losses                                                                       15,217               11,169
                                                                                       ------------------- --------------------
      Net loans                                                                                 1,054,872            1,060,493
Premises and equipment                                                                             18,039               18,575
Accrued interest receivable                                                                        11,181                9,277
Goodwill and intangible assets                                                                      6,038                5,931
Other assets                                                                                       38,462               40,177
                                                                                       ------------------- --------------------
           Total assets                                                                      $  1,546,290         $  1,537,278
                                                                                       ------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:

      Demand - non-interest bearing                                                           $   110,045          $   110,811
      Demand - interest bearing                                                                    87,268               90,570
      Savings                                                                                     246,056              270,544
      Time deposits                                                                               592,766              625,644
                                                                                       ------------------- --------------------
           Total deposits                                                                       1,036,135            1,097,589

Federal funds purchased and securities sold
      under agreements to repurchase                                                              129,895              106,532
Note payable                                                                                        1,000                4,000
Other borrowed funds                                                                                2,163                5,739
Federal Home Loan Bank advances                                                                   251,733              200,276
Accrued expenses and other liabilities                                                              8,167                6,795
                                                                                       ------------------- --------------------
           Total liabilities                                                                    1,429,093            1,420,931

Shareholders' equity:
Common Stock, no par value; 30,000,000 shares authorized;
      10,787,310 and 10,762,950 shares issued in
      2000 and 1999, respectively                                                                  36,935               36,966
Treasury stock; 730,200 and 304,500 shares, respectively                                         (13,947)              (7,140)
Net unrealized holding gains (losses) on
      available-for-sale securities, net of tax                                                       281              (7,791)
Retained earnings                                                                                  93,928               94,312
                                                                                       ------------------- --------------------
           Total shareholders' equity                                                             117,197              116,347
                                                                                       ------------------- --------------------
           Total liabilities and shareholders' equity                                        $  1,546,290        $   1,537,278
                                                                                       ------------------- --------------------


                                                                                           FOR THE CALENDAR YEAR
INTEREST INCOME                                                                   2000             1999             1998
                                                                             ---------------- ---------------- ----------------
Loans (including fees):
      Taxable                                                                      $  90,819        $  80,783        $  79,229
      Exempt from federal income taxes                                                 1,014              681              734
Securities:
      Taxable                                                                         20,970           18,446           22,945
      Exempt from federal income taxes                                                 3,209            3,781            3,347
Federal funds sold and other                                                             286              891              742
                                                                             ---------------- ---------------- ----------------
           Total interest income                                                     116,298          104,582          106,997

INTEREST EXPENSE
Deposits                                                                              46,236           41,938           43,571
Federal funds purchased and securities
      sold under agreements to repurchase                                              5,540            5,781            6,525
Note payable                                                                              25               64                0
Other borrowed funds                                                                     172              155              170
Federal Home Loan Bank advances                                                       14,948            7,372            5,622
                                                                             ---------------- ---------------- ----------------
           Total interest expense                                                     66,921           55,310           55,888
                                                                             ---------------- ---------------- ----------------
Net interest income                                                                   49,377           49,272           51,109
Provision for loan losses                                                              7,129            3,195           10,579
                                                                             ---------------- ---------------- ----------------
           Net interest income after provision for loan losses                        42,248           46,077           40,530

NON-INTEREST INCOME
Service charges on deposit accounts                                                    4,406            4,309            4,145
Trust fees                                                                             3,898            3,534            2,820
Security (losses) gains                                                              (2,399)              312            1,007
(Loss) gain on sale of loans                                                         (2,001)            2,066            2,150
Trading losses                                                                         (335)                0                0
Other operating income                                                                 4,706            4,571            2,632
                                                                             ---------------- ---------------- ----------------
           Total non-interest income                                                   8,275           14,792           12,754

NON-INTEREST EXPENSE
Salaries and employee benefits                                                        20,817           19,054           19,080
Merger costs                                                                               0                0            6,657
Net occupancy                                                                          4,191            4,134            3,966
Equipment                                                                              3,985            3,418            3,073
Professional services                                                                  3,476            2,192            2,137
Assessment on deposits and other taxes                                                 1,684            1,689            1,660
Amortization of goodwill and other intangibles                                           555              685              799
Other operating expenses                                                               9,505            8,158            8,876
                                                                             ---------------- ---------------- ----------------
           Total non-interest expense                                                 44,213           39,330           46,248
                                                                             ---------------- ---------------- ----------------
Income before federal income taxes                                                     6,310           21,539            7,036
Income tax expense (benefit):
      Current                                                                          1,415            4,516            1,864
      Deferred                                                                       (1,239)              845            (461)
                                                                             ---------------- ---------------- ----------------
           Total federal income tax expense                                              176            5,361            1,403
                                                                             ---------------- ---------------- ----------------
Net income                                                                          $  6,134        $  16,178         $  5,633
                                                                             ---------------- ---------------- ----------------
Earnings per common share:
      Basic                                                                         $   0.60         $   1.52         $   0.53
      Diluted                                                                       $   0.60         $   1.51         $   0.52
Average Common Shares Outstanding:
      Basic                                                                       10,247,025       10,635,852       10,665,597
      Diluted                                                                     10,271,548       10,698,717       10,742,622


                                                                     UNREALIZED
                                            COMMON     TREASURY        HOLDING        RETAINED                    COMPREHENSIVE
                                            STOCK        STOCK       GAIN (LOSS)      EARNINGS       TOTAL            INCOME
                                          ----------- ------------ ---------------- ------------- ------------ ---------------------
Balance, January 1, 1998                     $35,354      $ (793)         $  2,813      $ 82,944    $ 120,318

Adjustment to conform pooled company's
fiscal year end                                                                 19           646          665        $          934
                                                                                                               =====================

Comprehensive income:
Net income                                                                                 5,633        5,633        $        5,633
Unrealized gain on securities of
      $930, net of reclassification
      adjustment for gains included
      in net income of $665                                                    265                        265                   265
                                                                                                               ---------------------
Comprehensive income                                                                                                 $        5,898
                                                                                                               ---------------------
Cash dividends declared:
      Common stock ($.48 per share)                                                      (5,155)      (5,155)
Common stock issued -
      dividend reinvestment
      and stock option plans                   1,547                                                    1,547
                                          ----------- ------------ ---------------- ------------- ------------
Balance, December 31, 1998                    36,901        (793)            3,097        84,068      123,273

Comprehensive income:
Net income                                                                                16,178       16,178        $       16,178
Unrealized loss on securities of
      $10,634, net of reclassification
      adjustment for gains included in
      net income of $254                                                  (10,888)                   (10,888)               (10,888)
                                                                                                               ---------------------
Comprehensive income                                                                                                 $        5,290
                                                                                                               ---------------------
Cash dividends declared:
      Common stock ($.56 per share)                                                      (5,934)      (5,934)
Purchase of treasury stock                                (6,347)                                     (6,347)
Common stock issued -
      dividend reinvestment
      and stock option plans                      65                                                       65
                                          ----------- ------------ ---------------- ------------- ------------
Balance, December 31, 1999                    36,966      (7,140)          (7,791)        94,312      116,347

Comprehensive income:
Net income                                                                                 6,134        6,134        $       6 ,134
Unrealized gain on securities of
      $5,673, net of reclassification
      adjustment for losses included
      in net income of $2,399                                                8,072                      8,072                 8,072
                                                                                                               ---------------------
Comprehensive income                                                                                                 $       14,206
                                                                                                               ---------------------
Cash dividends declared:
      Common stock ($.64 per share)                                                      (6,518)      (6,518)
Purchase of treasury stock                                (6,807)                                     (6,807)
Net common stock issued -
      dividend reinvestment
      and stock option plans                    (31)                                                     (31)
                                          ----------- ------------ ---------------- ------------- ------------
Balance, December 31, 2000                   $36,935   $ (13,947)          $   281      $ 93,928    $ 117,197
                                          ----------- ------------ ---------------- ------------- ------------


                                                                                          FOR THE CALENDAR YEAR
OPERATING ACTIVITIES                                                              2000             1999             1998
                                                                            ----------------- --------------- -----------------
Net Income                                                                         $   6,134       $  16,178         $   5,633
      Adjustments to reconcile net income to net
           cash provided by operating activities:
      Provision for loan losses                                                        7,129           3,195            10,579
      Provision for depreciation                                                       3,444           2,985             2,614
      Provision for amortization of intangibles                                          556             685               799
      Amortization (accretion) of investment
           discount and premium                                                          185           (293)           (1,811)
      Provision for loss on servicing rights                                               0           (451)               380
      Deferred income taxes                                                          (1,239)             845             (461)
      Securities losses (gains)                                                        2,399           (312)           (1,007)
      Other losses (gains), net                                                        2,046         (2,112)           (2,104)
      Net increase in trading account securities                                       (328)               0                 0
      (Increase) decrease in interest receivable                                     (1,904)           (568)                73
      Increase (decrease) in interest payable                                            476             609             (220)
      Originations of loans held-for-sale                                           (83,888)       (119,047)         (118,838)
      Proceeds from sale of loans held-for-sale                                       81,890         121,159           120,948
      Net change in other assets & other liabilities                                 (1,159)         (3,037)          (12,653)
                                                                            ----------------- --------------- -----------------
      Net cash provided by operating activities                                       15,741          19,836             3,932

INVESTING ACTIVITIES
      Proceeds from maturities of securities - held-to-maturity                            0                0           87,945
      Proceeds from maturities of securities - available-for-sale                     31,765          163,240          166,019
      Proceeds from sales of securities - available-for-sale                         138,831           52,415           86,245
      Donation of securities to establish charitable foundation                            0                0              202
      Purchases of securities - held-to-maturity                                           0                0         (12,384)
      Purchases of securities - available-for-sale                                 (175,273)        (244,921)        (201,734)
      Net increase in loans                                                          (1,508)        (103,574)         (94,526)
      Net increase in premises and equipment                                         (2,956)          (4,441)          (4,817)
                                                                            ----------------- ---------------- ----------------
      Net cash (used by) provided by investing activities                            (9,141)        (137,281)           26,950

FINANCING ACTIVITIES
      Net (decrease) increase in demand deposits, interest bearing                  (28,556)         (19,507)           21,745
           demand and savings deposits
      Net (decrease) increase in time deposits                                      (32,898)           14,506         (36,850)
      Net increase (decrease) in federal funds purchased and securities
           sold under agreements to repurchase                                        23,363         (15,950)              405
      (Decrease) increase in note payable                                            (3,000)            4,000                0
      Net (decrease) increase in borrowings                                          (3,576)            4,878          (2,696)
      Net advances (repayments) from Federal Home Loan Bank                           51,457          127,494          (3,324)
      Cash dividends                                                                 (6,518)          (5,934)          (5,155)
      Purchase of treasury stock                                                     (6,807)          (6,347)                0
      Net issuance of common stock                                                      (31)               65            1,547
                                                                            ----------------- ---------------- ----------------
      Net cash (used by) provided by financing activities                            (6,566)          103,205         (24,328)
                                                                            ----------------- ---------------- ----------------
      Increase (decrease) in cash and cash equivalents                                    34         (14,240)            6,554
      Cash and cash equivalents at beginning of year                                  35,238           49,478           42,924
                                                                            ----------------- ---------------- ----------------
      Cash and cash equivalents at end of year                                     $  35,272        $  35,238        $  49,478
                                                                            ----------------- ---------------- ----------------

Supplementary Cash Flow Information:
         Cash paid for 1) Federal income taxes - $2,810, $3,924, and $2,885 for the 12 months ended December 31, 2000, 1999 and 1998, respectively and 2) Interest - $66,867, $55,310, and $56,108 for the 12 months ended December 31, 2000, 1999, and 1998, respectively.

1.  STATEMENT OF ACCOUNTING POLICIES

         Nature of Operations: Second Bancorp Incorporated (the Corporation) is a one bank financial holding company with its sole subsidiary being The Second National Bank of Warren (the Bank), headquartered in Warren, Ohio, with 34 banking centers operating in northeast Ohio. In addition to general commercial banking, the Bank engages in trust and mortgage banking activities and other financially related businesses.

         The accounting policies followed by the Corporation conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant accounting policies:

a. Principles of Consolidation: Significant inter-company balances and transactions between the Corporation and the Bank have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the August 20, 1998 acquisition of Enfin, Inc. (Enfin) and to the November 19, 1998 acquisition of Trumbull Financial Corporation (Trumbull). In accordance with the rules of the Securities and Exchange Commission, Trumbull's financial statements and selected financial data for the years ended September 30, 1995 through 1997 have been combined with the Corporation's financial statements and selected financial data for the years ended December 31, 1995 through 1997, respectively. Certain prior year amounts have been reclassified to conform with the current year presentation.

b. Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

c. Business Combinations: Business combinations which have been accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and shareholders' equity of the merged entity to be retroactively combined with the Corporation's respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method.

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

f. Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Premiums on acquired loans have been deducted from the related interest income and are amortized over the remaining useful life of the loans acquired. Discounts and premiums on acquired deposits have been deducted or added respectively from the related interest expense and are being accreted or amortized over the remaining useful life of the deposits. The accrual of interest income generally is discontinued when a loan becomes, in Management's opinion, doubtful of being collectible. When interest accruals are discontinued, interest credited to income for the current years is reversed, and interest accrued in prior years is charged to the reserve for loan losses.

    The Corporation accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan's yield. The Corporation is amortizing these amounts over the contractual life of the related loans. Net unamortized deferred costs, primarily representing costs of acquiring indirect automobile loans, were $4,636 and $3,558 at December 31, 2000 and 1999, respectively.

g. Loans Available-for-sale: From time to time, the Corporation will sell loans it originated, mostly mortgages. The loans are reclassified as available-for-sale and are recorded at the aggregate cost or market value by loan.

h. Reserve for Loan Losses: The reserve for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the reserve is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall quality, and a review of specific problem loans. Certain loans are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These standards address the accounting for certain loans when it is probable that amounts due pursuant to the contractual terms of the loan will not be collected. This evaluation is inherently subjective and requires Management to make estimates regarding the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change. To determine the amount of impaired loans, the Corporation analyzes the expected cash flows of non-accrual loans. To the extent that the net present value of expected cash flows is less than the carrying amount of an individual loan, the loan balance is included as impaired loans, and an allowance is maintained.

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

j. Intangible Assets: Intangible assets resulting from the excess of the purchase price over net identifiable tangible assets acquired through acquisitions are specifically identified when determinable. The excess goodwill is amortized based on the estimated useful life of the long-term assets acquired and on an accelerated basis. The core deposit intangible is amortized both on an accelerated basis and on a straight-line basis over the estimated useful life. Original estimated useful lives for the core deposit intangible and goodwill range from 10 to 14 years and 8 to 22 years, respectively. Accumulated amortization as of December 31, 2000 and 1999 were $9,957 and $9,401, respectively.

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

l. Interest Rate Risk Management: As part of managing the Corporation's interest rate risk, a variety of financial instruments may, from time to time, be used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The derivative financial instruments used primarily consist of interest rate caps and swaps. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses are not recognized on the balance sheet.

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

n. Treasury Stock: Acquisitions of treasury stock are recorded on the cost method with the full amount of the cash paid deducted from shareholders' equity.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

         Accounting for Derivative Instruments and Hedging Activities: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. This requirement is in contrast to previous accounting guidance, which does not require unrealized gains and losses on derivatives used for hedging purposes to be recorded in the financial statements. The new statement does allow hedge accounting treatment for derivatives used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be applied. Hedge accounting treatment provides for changes in fair value or cash flows of both the derivative and the hedged item to be recognized in earnings in the same period. SFAS No. 133 does not change the accounting for those derivative instruments not designated in a hedge accounting relationship, considered trading derivatives, for which fair value changes are recorded through earnings as they occur.

         Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133, while derivative instruments used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Fair value hedges are accounted for by recording the fair value related to the risk being hedged of both the derivative instrument and the hedged asset or liability on the balance sheet with a corresponding offset recorded in the income statement. Cash flow hedges are accounted for by recording only the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flow occurs. Under both scenarios, derivative gains and losses not considered effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement.

         The Corporation uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities or on future cash flows. The fair value of these derivative instruments is currently not on the balance sheet. The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Corporation's financial position, results of operations and cash flow subsequent to the effective date is not expected to be material.

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

         Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001.

         Based on current circumstances, management believes the application of the new rules will not have a material impact on the Corporation's results of operations, financial position or liquidity.

3.       MERGERS AND ACQUISITIONS

         On August 20, 1998, Second Bancorp acquired Enfin, Inc. (Enfin), a $44 million asset bank holding company headquartered in Solon, Ohio, in a transaction accounted for as a pooling of interests. Second Bancorp issued .5 million shares of common stock to the shareholders of Enfin based upon an exchange ratio of .95 shares of Second Bancorp common stock for each outstanding share of Enfin common stock. The historical consolidated financial statements have been restated to reflect this transaction.

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

         Prior to the merger, Trumbull used a fiscal year end of September 30. The 1998 financial statements combine each company's year ended December 31. The restated financial statements for the years ended December 31, 1997 combine Second Bancorp's and Enfin's financial statements for the years ended December 31, 1997 with Trumbull's financial statements for the years ended September 30, 1997. Due to the different fiscal year ends, Trumbull's results for the three months ended December 31, 1997 are reflected as an adjustment in the accompanying statement of shareholders' equity. Net income for Trumbull for the period totaled $915, with dividends declared of $269 and a net change in unrealized gains on securities available-for-sale of $19.

         The net interest income, net income and diluted net income per common share for the period October 1, 1997 through December 31, 1997 that were excluded from the results of operations were $3,177, $915, and $.09, respectively. Trumbull's net interest income, net income and diluted income per share for the period January 1, 1998 through September 30, 1998 was $10,204, $2,861, and $.27, respectively.

         Merger expenses incurred in 1998 as a result of the Enfin and Trumbull acquisitions totaled $6,657 and consisted of: personnel-related costs of 2,931; professional fees of $1,917; system conversion expenses of $810; and miscellaneous expenses of $999.

4.       RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2000 was approximately $1,964, which represents compensating balances for services provided by the Federal Reserve Bank during 2000.

5.       SECURITIES

         The following is a summary of securities:


                                                                               GROSS            GROSS            ESTIMATED
                                                           AMORTIZED        UNREALIZED        UNREALIZED          MARKET
December 31, 2000                                            COST              GAINS            LOSSES             VALUE
                                                       ------------------ ----------------- ---------------- ------------------
Available for Sale:
U. S. Treasury securities and obligations of other
      U. S. government agencies and corporations              $   51,123         $    657        $     (38)         $   51,742
Obligations of states and political subdivisions                  65,780            1,236             (180)             66,836
Corporate securities                                              72,756              733           (3,071)             70,418
Mortgage-backed securities                                       174,206            1,707             (619)            175,294
                                                       ------------------ ---------------- ----------------- ------------------
      Total debt securities                                      363,865            4,333           (3,908)            364,290
Equity securities                                                 17,800              183             (175)             17,808
                                                       ------------------ ---------------- ----------------- ------------------
      Total securities                                        $  381,665         $  4,516        $  (4,083)         $  382,098
                                                       ================== ================ ================= ==================


                                                                               GROSS            GROSS            ESTIMATED
                                                           AMORTIZED        UNREALIZED        UNREALIZED          MARKET
December 31, 1999                                            COST              GAINS            LOSSES             VALUE
                                                       ------------------ ---------------- ----------------- ------------------
Available for Sale:
U. S. Treasury securities and obligations of other
      U. S. government agencies and corporations              $   84,021         $      1        $  (2,691)         $   81,331
Obligations of states and political subdivisions                  78,691              392           (1,928)             77,155
Corporate securities                                              23,135                0           (1,191)             21,944
Mortgage-backed securities                                       180,312               99           (6,661)            173,750
                                                       ------------------ ---------------- ----------------- ------------------
      Total debt securities                                      366,159              492          (12,471)            354,180
Equity securities                                                 13,414              144             (151)             13,407
                                                       ------------------ ---------------- ----------------- ------------------
      Total securities                                        $  379,573         $    636        $ (12,622)         $  367,587
                                                       ================== ================ ================= ==================

The amortized cost and estimated market value of securities at December 31, 2000 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                                                                 ESTIMATED
                                                                                              AMORTIZED           MARKET
                                                                                                 COST              VALUE
                                                                                           ----------------- ------------------
Under 1 year                                                                                     $   12,335       $     12,188
1 to 5 years                                                                                         61,359             62,144
5 to 10 years                                                                                        61,605             63,135
Over 10 years                                                                                        54,360             51,529
                                                                                           ----------------- ------------------
                                                                                                    189,659            188,996
Mortgage-backed securities                                                                          174,206            175,294
Equity securities                                                                                    17,800             17,808
                                                                                           ----------------- ------------------
                                                                                                 $  381,665       $    382,098
                                                                                           ----------------- ------------------

         Information relating to sales of securities for the three years ended December 31, 2000 are as follows:


                                                                                 2000             1999              1998
                                                                           --------------- ----------------- ------------------
Proceeds from sales of securities                                              $  131,467      $  52,415          $  96,971
                                                                           --------------- ----------------- ------------------

Gross realized gains                                                           $      961      $     351          $   1,024
Gross realized losses                                                               3,360             39                 17
Income tax associated with net (losses) gains                                       (816)            109                342
                                                                           --------------- ----------------- ------------------
After tax (losses) gains                                                       $  (1,583)      $     203          $     665
                                                                           --------------- ----------------- ------------------
Impact on earnings per share                                                   $   (0.15)      $    0.02          $    0.06
                                                                           --------------- ----------------- ------------------

         At December 31, 2000 and 1999, securities with a carrying value of $211,840 and $254,941, respectively, were pledged to secure repurchase agreements, deposits of public funds and for other purposes.

6.       LOANS

         Loans consist of the following:


                                                                                                    DECEMBER 31
                                                                                             2000                 1999
                                                                                      -------------------- --------------------
Commercial                                                                                     $  421,229           $  413,097
Consumer                                                                                          302,881              216,173
Real Estate                                                                                       300,526              402,468
Real Estate - Construction                                                                         45,453               39,924
                                                                                      -------------------- --------------------
                                                                                              $ 1,070,089          $ 1,071,662
                                                                                      -------------------- --------------------

         At December 31, 2000 and 1999, the Corporation serviced mortgage loans for others totaling $472,120 and $343,756, respectively. Following is an analysis of the activity for capitalized mortgage loan servicing rights acquired during the years ending December 31:


                                                                                             2000                 1999
                                                                                      -------------------- --------------------
Balance at January 1                                                                            $   3,490            $   2,683
Additions                                                                                           1,340                1,302
Amortizations                                                                                       (765)                (946)
Change in valuation allowance                                                                           0                  451
                                                                                      -------------------- --------------------
Balance at December 31                                                                          $   4,065            $   3,490
                                                                                      -------------------- --------------------

         Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing rights for the years ended December 31:


                                                                                             2000                 1999
                                                                                      -------------------- --------------------
Balance at January 1                                                                              $     0             $    451
Additions                                                                                               0                    0
Reductions                                                                                              0                (451)
                                                                                      -------------------- --------------------
Balance at December 31                                                                            $     0             $      0
                                                                                      -------------------- --------------------

         The Corporation also services Small Business Administration (SBA) loans for others totaling $13,448 and $11,484 as of December 31, 2000 and 1999, respectively. Amounts capitalized as originated servicing rights were $191 and $143 in 2000 and 1999, respectively. Capitalized servicing rights amortized were $103 and $83 in 2000 and 1999, respectively.

         The Bank has granted loans to the officers and directors of both the Corporation and the Bank and their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amounts of these loans were $13,454 and $16,407 at December 31, 2000 and 1999, respectively. New loans and advances totaled $4,257 and payments were $4,820 in 2000. Loans to officers and directors who left the Corporation in 2000 totaled $2,671, while loans to officers and directors who joined the Corporation in 2000 totaled $282.

7.       ASSET QUALITY

Reserve for loan losses:
         Changes in the reserve for loan losses for each of the last three years ended December 31 were as follows:


                                                                                  2000             1999             1998
                                                                             ---------------- ---------------- ----------------
Balance at beginning of year                                                       $  11,169        $  10,739        $   8,837
Charge-offs                                                                          (4,059)          (4,477)         (10,609)
Recoveries                                                                               978            1,712            1,932
                                                                             ---------------- ---------------- ----------------
      Net charge-offs                                                                (3,081)          (2,765)          (8,677)
Provision for loan losses                                                              7,129            3,195           10,579
                                                                             ---------------- ---------------- ----------------
Balance at end of year                                                             $  15,217        $  11,169        $  10,739
                                                                             ---------------- ---------------- ----------------
Reserve for loan losses as a percent of total loans                                    1.42%            1.04%            1.11%

         Non-accural, past-due and restructured loans (non-performing loans):

         Non-accrual loans are loans that are no longer accruing interest at the discretion of Management. This occurs when Management determines that the borrower can no longer service the debt, but the loan is adequately secured with collateral or the borrower is able to repay the principal of the loan in the future. Past-due loans are loans with principal payments more than 90 days past due. Both interest and principal are expected to be repaid. Restructured loans include loans whose original terms were redesigned to allow the customer to remain current and repay the loan. Also listed is other real estate owned which represents real estate acquired through the default of loans. The Bank's practice is to carry other real estate owned at the lower of cost or fair market value, less estimated costs to sell.


                                                                                                        DECEMBER 31
                                                                                                   2000             1999
                                                                                              ---------------- ----------------
Non-accural loans                                                                                   $   4,699        $   2,743
Past-due loans                                                                                          3,238            3,132
Restructured loans                                                                                         43               52
                                                                                              ---------------- ----------------
Total                                                                                               $   7,980        $   5,927
                                                                                              ---------------- ----------------
      Percent of total loans at year end                                                                0.75%            0.55%
Other real estate owned (net of reserve)                                                            $     902        $     281

         For the year ended December 31, 2000, interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans in the above schedule amounted to $382. No interest income was realized on these loans for 2000. Loans that were considered to be impaired under SFAS No. 114 totaled $1,397 and $542 as of December 2000 and 1999, respectively, all of which were included in non-performing assets as of those dates. The related allowance allocated to impaired loans for 2000 and 1999 was $562 and $280, respectively.

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

     The following table presents the estimates of fair value of financial instruments:


                                                               DECEMBER 31, 2000                    DECEMBER 31, 1999
                                                           CARRYING            FAIR            CARRYING            FAIR
                                                            VALUE             VALUE             VALUE              VALUE
                                                       ----------------- ----------------- ----------------- ------------------
Assets:
      Cash and cash equivalents                              $   35,272        $   35,272        $   35,238         $   35,238
      Trading account                                               328               328                 0                  0
      Securities                                                382,098           382,098           367,587            367,587
      Loans                                                   1,070,089         1,064,820         1,071,662          1,051,975
      Allowance for loan losses                                (15,217)                            (11,169)
      Cost of mortgage servicing rights                           4,065             5,385             3,490              4,152
Liabilities:
      Demand deposits - non-interest bearing                    110,045           110,045           110,811            110,811
      Demand deposits - interest bearing                         87,268            87,268            90,570             90,570
      Savings deposits                                          246,056           246,056           270,544            270,544
      Time deposits                                             592,766           595,299           625,664            623,534
      Federal funds purchased and securities
      sold under agreements to repurchase                       129,895           129,895           106,532            106,532
      Note payable                                                1,000             1,000             4,000              4,000
      Other borrowed                                              2,163             2,163             5,739              5,739
      FHLB advances                                             251,733           255,987           200,276            199,282
Off-balance sheet:
      Interest rate caps, floors and swaps                                             29                                  262

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

         Cost of mortgage servicing rights: The fair value for the cost of mortgage servicing rights as of December 31, 2000 were determined via a independent quote from a third party. Included in the valuation of fair value were assumptions regarding prepayment speeds, discount rates, servicing costs, delinquency, ancillary income and foreclosure costs arrived at from third party sources and internal historical records.

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

9.       PREMISES AND EQUIPMENT

         The following is a summary of bank premises and equipment accounts as of December 31:


                                                          2000             1999
                                                     ---------------- ----------------
Land and buildings                                         $   6,438        $   6,456
Leasehold improvements                                         9,683            8,932
Furniture and equipment                                       24,974           23,103
                                                     ---------------- ----------------
                                                              41,095           38,491
Less:
Accumulated depreciation and amortization                     23,056           19,916
                                                     ---------------- ----------------
                                                          $   18,039       $   18,575
                                                     ---------------- ----------------

10.      FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
         REPURCHASE

     The Corporation has the availability to borrow $41 million from correspondent banks as overnight federal funds purchased. There were $29 million in federal funds purchased at December 31, 2000, with none purchased at December 31, 1999 and 1998. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U. S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $100,609 and $84,882 as of December 31, 2000 and 1999, respectively. The securities are held in the Corporation's safekeeping account at the Federal Reserve Bank. Although there were no repurchase agreements with approved brokers outstanding at December 31, 2000, the Corporation previously maintained such balances, which were collateralized by U. S. Treasury and government agency securities held by the broker. The following table summarizes certain information relative to these borrowings:


                                                                                  2000             1999             1998
                                                                             ---------------- ---------------- ----------------
Outstanding at December 31                                                        $  100,609       $  106,532       $  122,482
Weighted-average interest rate at December 31                                          4.49%            4.46%            4.23%
Maximum amount outstanding as of any month end                                    $  120,026       $  133,951       $  166,043
Average amount outstanding                                                        $  105,850       $  136,382       $  135,259
Approximate weighted-average interest rate during the year                             4.50%            4.24%            4.61%

11.      NOTES PAYABLE

As of December 31, 2000, the Corporation had $1 million in notes payable to a correspondent bank. The Corporation has an additional $19 million in unsecured lines of credit with two correspondent banks. The lines are renewable annually and bear interest at a floating rate based on several indices including LIBOR, Federal funds or prime rate.

12.      OTHER BORROWED FUNDS AND FEDERAL HOME LOAN BANK ADVANCES

The Corporation has a Treasury Note Option Agreement with the Federal Government which allows the Corporation to hold funds deposited by customers for treasury and tax payments to the Government up to a self-imposed limit of $6,000,000. Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock and a portion of the Corporation's qualified mortgage loan portfolio, and are used to fund mortgage loan originations of the Corporation and as a regular funding source. The detail of these borrowings on December 31, 2000 and 1999 is as follows:


                                                                        CURRENT INTEREST                    BALANCE
DESCRIPTION                                                                   RATES                  2000             1999
                                                                     ------------------------ ---------------- ----------------
Treasury note option account                                                  6.29%                 $   2,163        $   5,739
Fixed rate FHLB advances with monthly interest payments
           Advances due in 2001                                          4.85% to 6.68%             $  64,000        $  78,000
Fixed rate FHLB advances with monthly principal and
      interest payments
           Advance due 2002 to 2007                                      4.90% to 6.95%             $ 187,733        $ 122,276


13.      SHAREHOLDERS' EQUITY

         On February 27, 1998, the Board of Directors rescinded the authorization to repurchase any shares of common stock. As of December 31, 1998, the Corporation had 50,400 shares held in treasury. On August 10, 1999, the Board of Directors authorized the discretionary buy-back of up to 500,000 shares of common stock. As of December 31, 1999, 254,100 shares had been repurchased bringing the total shares in treasury to 304,500. During 2000, the Board of Directors authorized an increase to 600,000 the number of authorized shares to be repurchased. The repurchase of the 600,000 shares authorized was completed on October 11, 2000. The Board of Directors subsequently authorized the repurchase of up to 2% of shares outstanding annually. As of December 31, 2000, 79,800 shares had been repurchased bringing the total shares in treasury to 730,200.

         Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits from the preceding two years. As of December 31, 2000, the Bank had retained earnings of $93,928, of which $12,430 was available for distribution to the Corporation as dividends without prior regulatory approval.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

         As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the Bank's category.

         The consolidated Corporation's and the subsidiary Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                           FOR CAPITAL
                                              ACTUAL                                                   ADEQUACY PURPOSES
                                              AMOUNT    RATIO                            AMOUNT                               RATIO
                                             --------   -----                           -------------------------------------------
As of December 31, 2000;
Total capital (to risk-weighted assets):
      Second Bancorp                        $ 129,366   11.5%   Greater than or equal to  $89,926    Greater than or equal to  8.0%
      Second National Bank                    127,001   11.3    Greater than or equal to   89,725    Greater than or equal to  8.0
Tier I capital (to risk-weighted assets):
      Second Bancorp                          115,315   10.3    Greater than or equal to   41,479    Greater than or equal to  4.0
      Second National Bank                    112,982   10.1    Greater than or equal to   44,862    Greater than or equal to  4.0
Tier I leverage:
      Second Bancorp                          115,315    7.5    Greater than or equal to   61,788    Greater than or equal to  4.0
      Second National Bank                    112,982    7.2    Greater than or equal to   63,163    Greater than or equal to  4.0

As of December 31, 1999:
Total capital (to risk-weighted assets):
      Second Bancorp                          133,150   12.8    Greater than or equal to   82,958    Greater than or equal to  8.0
      Second National Bank                    130,460   12.6    Greater than or equal to   82,819    Greater than or equal to  8.0
Tier I capital (to risk-weighted assets):
      Second Bancorp                          121,981   11.8    Greater than or equal to   41,479    Greater than or equal to  4.0
      Second National Bank                    113,211   10.9    Greater than or equal to   41,409    Greater than or equal to  4.0
Tier I leverage:
      Second Bancorp                          121,981    8.2    Greater than or equal to   59,872    Greater than or equal to  4.0
      Second National Bank                    113,211    7.6    Greater than or equal to   59,760    Greater than or equal to  4.0



                                                                                              TO BE WELL-
                                                                                          CAPITALIZED UNDER
                                                                                          PROMPT CORRECTIVE
                                                                                          ACTION PROVISIONS
                                                                            AMOUNT                                            RATIO
                                                                           ---------------------------------------------------------
As of December 31, 2000;
Total capital (to risk-weighted assets):
      Second Bancorp                                                                          N/A
      Second National Bank                      Greater than or equal to   $112,156                  Greater than or equal to  10.0%
Tier I capital (to risk-weighted assets):
      Second Bancorp                                                                          N/A
      Second National Bank                      Greater than or equal to     67.294                  Greater than or equal to   6.0
Tier I leverage:
      Second Bancorp                                                                          N/A
      Second National Bank                      Greater than or equal to     78,954                  Greater than or equal to   5.0


As of December 31, 1999:
Total capital (to risk-weighted assets):
      Second Bancorp                                                                          N/A
      Second National Bank                      Greater than or equal to    103,523                  Greater than or equal to  10.0
Tier I capital (to risk-weighted assets):
      Second Bancorp                                                                          N/A
      Second National Bank                      Greater than or equal to     62,114                  Greater than or equal to   6.0
Tier I leverage:
      Second Bancorp                                                                          N/A
      Second National Bank                      Greater than or equal to     74,700                  Greater than or equal to   5.0


14.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                          2000               1999               1998
                                                                    ------------------ ------------------ ------------------
Numerator for basic and diluted earnings per share:
      Net income                                                            $   6,134          $  16,178         $    5,633
                                                                    ================== ================== ==================
Denominator:
      Denominator for basic earnings per share
           - weighted-average shares                                       10,247,025         10,635,852         10,665,597
      Effect of dilutive securities:
           Employee stock options                                              24,523             62,865             77,025
                                                                    ------------------ ------------------ ------------------
Demoninator for diluted earnings per share
      - adjusted weighted-average shares                                   10,271,548         10,698,717         10,742,622
                                                                    ================== ================== ==================
Basic earnings per share                                                     $   0.60           $   1.52          $    0.53
                                                                    ================== ================== ==================
Diluted earnings per share                                                   $   0.60           $   1.51          $    0.52
                                                                    ================== ================== ==================

15.      FEDERAL INCOME TAXES

         The Corporation's federal income tax provision in the accompanying statements of income differs from the statutory rate as follows:


                                                                            2000               1999                1998
                                                                     ------------------- ------------------ -------------------
Statutory rate                                                                      34%                35%                 34%
Income before federal income taxes                                            $   6,311          $  21,539          $    7,036
Tax at statutory rate                                                         $   2,146          $   7,539          $    2,392
Tax effect of non-taxable interest                                              (1,188)            (1,558)             (1,388)
Merger costs                                                                          0                  0                 603
Other items, net                                                                  (782)              (620)               (204)
                                                                     ------------------- ------------------ -------------------
                                                                              $     176          $   5,361          $    1,403
                                                                     ------------------- ------------------ -------------------

         Significant components of the Corporation's deferred tax liabilities and assets as of December 31 are as follows:


                                                                                               2000                1999
                                                                                         ------------------ -------------------
Deferred tax liabilities:
      SFAS No. 115 adjustment                                                                    $     151          $      n/a
      FHLB dividends                                                                                 1,912               1,540
      Other                                                                                          1,455               1,420
                                                                                         ------------------ -------------------
           Total deferred tax liabilities                                                            3,518               2,960
Deferred tax assets:
      SFAS No. 115 adjustment                                                                          n/a               4,195
      Provision for loan losses                                                                      5,105               3,578
      Goodwill and intangible amortization                                                             722                 745
      Non-accrual interest                                                                             132                  82
      Other                                                                                          1,377               1,285
                                                                                         ------------------ -------------------
           Total deferred tax assets                                                                 7,336               9,885
                                                                                         ------------------ -------------------
Net deferred tax assets                                                                          $   3,818          $    6,925
                                                                                         ------------------ -------------------

16.      EMPLOYEE BENEFIT PLANS

         The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. The benefits are based on a percentage of the employee's average annual earnings multiplied by completed years of continuous service. The Corporation's funding policy is to contribute annually an amount between the minimum required and the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The plan assets at December 31, 2000 are invested primarily in common stock, preferred stock, and corporate bonds. The Bank also has a supplemental retirement deferred benefit plan for certain employees, which provides benefits in excess of the defined benefit plan.

         The following table sets forth the plan's pension benefits as of December 31:


                                                                                              2000                 1999
                                                                                     ----------------------- ------------------
Change in benefit obligation:
Benefit obligation at beginning of year                                                          $    7,473         $    7,672
Service cost                                                                                            617                798
Interest cost                                                                                           594                541
Actuarial loss (gain)                                                                                   438            (1,197)
Disbursements                                                                                         (320)              (341)
                                                                                     ----------------------- ------------------
Benefit obligation at end of year                                                                $    8,802         $    7,473
                                                                                     ----------------------- ------------------
Change in plan assets:
Fair value of plan assets at beginning of year                                                   $   10,361         $    8,707
Actual return on plan assets                                                                          (350)              1,931
Employer contribution                                                                                 1,265                 64
Disbursements                                                                                         (320)              (341)
                                                                                     ----------------------- ------------------
Fair value of plan assets at end of year                                                         $   10,956         $   10,361
                                                                                     ----------------------- ------------------
Funded status                                                                                    $    2,154         $    2,888
Unrecognized net actuarial gain                                                                     (2,739)            (4,541)
Unrecognized prior service cost                                                                           6                 12
Unrecognized initial net obligation                                                                    (49)               (70)
                                                                                     ----------------------- ------------------
Net amount recognized                                                                            $    (628)        $   (1,711)
                                                                                     ----------------------- ------------------

Accrued benefit liability recognized                                                             $    (628)        $   (1,711)
                                                                                     ----------------------- ------------------

Weighted average assumptions as of December 31:

Discount rate                                                                                         7.75%              8.00%
Expected return on plan assets                                                                        9.75%              9.75%
Rate of compensation increase                                                                    Age-graded         Age-graded

                                                                       2000                   1999                 1998
                                                                -------------------- ----------------------- ------------------
Service cost                                                               $    617               $     798          $     571
Interest cost                                                                   594                     541                447
Expected return on plan assets                                                (832)                   (685)              (594)
Amortization of prior service cost                                                6                       6                  6
Amortization of initial net asset                                              (21)                    (22)               (22)
Recognized net actuarial loss (gain)                                          (181)                       6                (4)
                                                                -------------------- ----------------------- ------------------
Net periodic pension expense                                               $    183               $     644          $     404
                                                                -------------------- ----------------------- ------------------

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the nonqualified pension plan with accumulated benefit obligations in excess of plan assets were $781, $781, and $0, respectively, as of December 31, 2000, and $785, $785, and $0, respectively as of December 31, 1999.

         Prior to its acquisition, Trumbull had a noncontributory defined benefit retirement plan covering substantially all of its employees. The plan was a multi-employer plan and separate actuarial valuations were not made with respect to each employer, nor were plan assets so segregated. The multi-employer plan still covers the benefit obligation for the former Trumbull employees who are now employed by the Company. There have been no contributions since 1997.

         The Bank had a stock appreciation rights plan that was used to grant certain officers stock appreciation rights upon their employ. The Corporation has not issued any rights since 1987 and all rights were fully exercised by the end of 1999. As of December 31, 1998, the accumulated obligation for these rights recorded in the financial statements was $168. The plan expense for 1999 and 1998 was $7 and $56, respectively.

         The Bank also sponsors a defined contribution benefit plan covering substantially all eligible employees of the Bank. The Bank voluntarily contributes 75% of the participants' contribution to a maximum of 4.5% of the participant's compensation. Participants, at their discretion, may invest in several investment funds or a stock fund consisting solely of the Corporation's common stock. The Bank's contribution is limited solely to the stock fund. Contributions in 2000, 1999, and 1998 were $442, $416, and $410, respectively. The Board of Directors of the Corporation has authorized the issuance of 99,000 shares of the Corporation's common stock for use in the Bank's defined contribution benefit plan. As of December 31, 2000, none of the shares authorized have been issued.

17.  STOCK OPTIONS

         The Corporation maintains incentive and non-qualified stock option plans that allow for stock based awards to eligible employees and directors. Through February 1998, the Corporation issued incentive stock options that were exercisable in one year after issuance and expire after ten years. The maximum annual grant was 7,500 shares per employee. The plan was terminated in May 1998 when the non-qualified stock option plan was approved. The non-qualified plan authorizes 650,000 shares of common stock to be reserved and subject to issuance. The maximum annual grant is 10,000 shares per employee and 1,000 shares per director. The options are also exercisable one year after issuance and expire after ten years.

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

         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                               2000              1999              1998
                                                                         ----------------- ----------------- ------------------
Risk-free interest rate                                                              5.5%              6.5%               4.6%
Dividend yield                                                                       4.0%              3.0%               3.0%
Volatility factor of expected market
      price of Corporation's common stock                                            .301              .274               .214
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

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:


                                                                               2000              1999              1998
                                                                         ----------------- ----------------- ------------------
Pro forma net income                                                             $  5,797          $ 15,583           $  5,447
Pro forma earnings per share:
                                    BASIC                                        $    .57           $  1.47           $    .51
      Diluted                                                                    $    .56           $  1.46           $    .51


         Due to the inclusion of only the 1996 and subsequent option grants, the effects of applying FSAS No. 123 to the years presented above may not be representative of the pro forma impact in future years.


A summary of stock option activity is as follows:

                                                                      NUMBER OF SHARES     OPTION PRICE PER
                                                                                                SHARE              TOTAL
                                                                     -------------------- ------------------- -----------------
Outstanding at December 31, 1997                                                 193,400      $7.33 - $24.19         $   2,905
                                 GRANTED                                         114,200       23.88 - 25.44             2,860
      Exercised                                                                 (31,150)       10.56 - 13.44             (377)
                                                                     -------------------- ------------------- -----------------
Outstanding at December 31, 1998                                                 276,450        7.33 - 25.44             5,388
                                 GRANTED                                         108,400       22.72 - 24.22             2,478
      Exercised                                                                 (24,100)        9.21 - 22.13             (273)
                                                                     -------------------- ------------------- -----------------
Outstanding at December 31, 1999                                                 360,750        7.33 - 25.44             7,593
      Granted                                                                     92,000       13.66 - 22.34             1,412
      Forfeited                                                                 (54,050)       13.44 - 25.44           (1,281)
      Exercised                                                                  (2,500)               13.44              (34)
                                                                     -------------------- ------------------- -----------------
Outstanding at December 31, 2000                                                 396,200      $7.33 - $25.44         $   7,690
                                                                     -------------------- ------------------- -----------------
Exercisable at December 31, 2000                                                 309,200      $7.33 - $25.44         $   6,391

         The weighted-average fair value of the options granted during 2000, 1999 and 1998 were $3.68, $7.03 and $5.41, respectively. The weighted-average remaining contractual life of the outstanding options is 7.5 years.

18.  PARENT COMPANY

         Condensed financial information of Second Bancorp Incorporated (Parent Company only) is as follows:

CONDENSED BALANCE SHEETS


                                                                                                      DECEMBER 31
                                                                                                 2000               1999
                                                                                          ------------------- -----------------
Assets:
      Cash                                                                                        $      117         $     134
      Trading account                                                                                    328                 0
      Available-for-sale securities                                                                    1,355             1,229
      Loans                                                                                              612               638
      Investment in and advances to subsidiary, at equity
           in underlying value of their net assets                                                   115,226           118,585
      Fixed assets                                                                                         6                17
      Other assets                                                                                     1,999             1,597
                                                                                          ------------------- -----------------
           Total assets                                                                           $  119,643         $ 122,200
                                                                                          =================== =================
Liabilities and Shareholders' Equity:
     Accrued and other liabilities                                                                $    1,446         $   1,853
      Note payable                                                                                     1,000             4,000
      Shareholders' Equity:
      Common stock, no par value; 30,000,000 shares
                authorized; 10,787,310 and 10,762,950 shares
                issued, respectively                                                                  36,935            36,966
      Treasury stock, 730,200 and 304,500 shares, respectively                                       (13,947)           (7,140)
      Net unrealized holding gains (losses) on
                available-for-sale securities                                                            281            (7,791)
      Retained earnings                                                                               93,928            94,312
                                                                                          ------------------- -----------------
      Total Liabilities and Shareholders' Equity                                                  $  119,643         $ 122,200
                                                                                          =================== =================

CONDENSED STATEMENTS OF INCOME
Years ended December 31


                                                                            2000               1999                1998
                                                                     ------------------- ------------------ -------------------
Income:
      Cash dividends from subsidiary                                         $   7,952         $     6,345          $    8,767
      Interest income                                                              259                 939               1,000
      Trading account losses                                                      (309)                  0                   0
      (Losses) gains on sale of securities                                         (10)                101                  41
      Other income                                                                   9                   0                  32
                                                                     ------------------- ------------------ -------------------
           Total income                                                          7,901               7,385               9,840
Expenses:
      Interest expense                                                              25                  64                   0
      Merger costs                                                                   0                   0               6,657
      Other expenses                                                             2,108               1,468               1,162
                                                                     ------------------- ------------------ -------------------
           Total expenses                                                        2,133               1,532               7,819
                                                                     ------------------- ------------------ -------------------
Income before income taxes and equity in
           undistributed earnings of subsidiary                                  5,768               5,853               2,021
Income tax benefit                                                                 780                 252               1,777
                                                                     ------------------- ------------------ -------------------
Income before and equity in undistributed earnings
           of subsidiary                                                         6,548               6,105               3,798
Equity in undistributed earnings of subsidiary                                    (414)             10,073               1,835
                                                                     ------------------- ------------------ -------------------
           Net income                                                        $   6,134         $    16,178          $    5,633
                                                                     ------------------- ------------------ -------------------

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31


                                                                            2000               1999                1998
                                                                     ------------------- ------------------ -------------------
Operating Activities:
      Net income                                                             $    6,134        $    16,178          $    5,633
      Less: Equity in undistributed net income of subsidiary                        414           (10,073)             (1,835)
      Provision for depreciation                                                     13                 30                  31
      Net increase in trading account securities                                  (328)                  0                   0
      Loss (gain) on sale of securities                                              10              (101)                (41)
      (Gain) loss on disposal of fixed assets                                       (9)                  2                   0
      Other (net)                                                                 (818)            (1,627)               1,444
                                                                     ------------------- ------------------ -------------------
Cash provided by operations                                                       5,416              4,409               5,232

Investing Activities:
      Repayment of loan to subsidiary                                            11,000                  0                   0
      Net decrease in loans                                                          26                 22                  22
      Sale of securities                                                             17                251                   0
      Purchase of securities                                                      (126)               (43)               (191)
      Donation of securities to charitable foundation                                 0                  0                 202
      Sale of premises and equipment                                                 11                 25                   0
      Purchase of premises and equipment                                            (5)                  0                (63)
                                                                     ------------------- ------------------ -------------------
      Cash provided by (used by) investing activities                            10,923                256                (30)

Financing Activities:
      Issuance of note payable                                                    1,000              4,000                   0
      Repayment of note payable                                                 (4,000)                  0                (65)
      Net issuance of common stock                                                 (31)                 65               1,547
      Purchase of treasury stock                                                (6,807)            (6,347)                   0
      Payment of dividend                                                       (6,518)            (5,934)             (5,155)
                                                                     ------------------- ------------------ -------------------
      Cash used by financing activities                                        (16,356)            (8,216)             (3,673)
                                                                     ------------------- ------------------ -------------------
      (Decrease) increase in cash                                                  (17)            (3,551)               1,529
      Cash at beginning of year                                                     134              3,685               2,156
                                                                     ------------------- ------------------ -------------------
      Cash at end of year                                                     $     117          $     134          $    3,685
                                                                     ------------------- ------------------ -------------------

19.  OFF-BALANCE SHEET INSTRUMENTS

         The Corporation utilizes off-balance sheet financial instruments, frequently called interest rate derivatives, to efficiently manage its exposure to interest rate risk. As with any financial instrument, derivatives have inherent risks. Market risk includes the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risks is the risk that the counter-party fails to perform according to the terms of the contract. Credit risk can be measured as the cost of acquiring a new derivative contract with identical cash flows as those of the defaulted agreement.

         The Corporation uses interest rate cap contracts to help protect its net interest margin in periods of extremely high interest rates. As of December 31, 2000, the Corporation's interest rate cap contracts utilized for interest rate risk management purposes had a notional amount of $80,900, unrealized loss of $71, an average strike rate of 6.00% and an average life of 1.6 years. The Corporations' interest rate floors had an notional amount of $50,000 and an unrealized gain of $270, while an interest rate swap agreement had a notional value of $5,000, with an unrealized loss of $168. As of December 31, 1999, the Corporation's interest rate cap contracts had a notional value of $30,900, unrealized gain of $262, an average strike rate of 6.00% and an average life of
2.3 years.

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

         The Bank's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows:

                                           2000                  1999
                                   --------------------- ---------------------
Commercial                                   $  101,450           $    89,808
Real Estate                                      29,818                26,292
Consumer                                         44,741                35,562
Standby Letters of Credit                         3,546                 4,504
                                   --------------------- ---------------------
                                             $  179,555           $   156,166
                                   --------------------- ---------------------


         Lease Agreements: The Bank has entered into lease agreements covering its main office, several branch locations, and equipment for various periods through 2014, with options to renew. Also, the Bank has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time.

         Future minimum commitments under non-cancelable operating leases and future estimated commitments are as follows:

2001              2,053
2002              1,996
2003              1,866
2004              1,630
2005              1,710
Thereafter        7,843


         Rentals under operating leases and data processing costs amounted to $3,020, $2,893, and $3,501 in 2000, 1999, and 1998, respectively.

         Low Income Housing Project: In 1993, the Bank began investing in low-income housing tax credit projects designed to provide affordable housing for Ohio communities. The Bank has invested $1,442 to date and has begun to realize tax credits and tax savings from the investments. The Bank is committed to invest another $2,558 to the fund over the next several years.

21.  SIGNIFICANT CONCENTRATION OF CREDIT RISK

         Most of the Bank's business activity is with customers located within the state of Ohio. As of December 31, 2000, the Bank had a concentration in commercial real estate loans totaling approximately $277,503, approximately 61.4% of which were owner-occupied businesses, including medical office buildings and retail and fast-food restaurants within the Bank's market area. Of the $277,503 of commercial real estate loans, $2,622 or 0.94% were on non-accrual status as of December 31, 2000.

                         REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SECOND BANCORP INCORPORATED:

We have audited the accompanying consolidated balance sheets of Second Bancorp Incorporated and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Bancorp Incorporated and subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted within the United States.

/s/      Ernst & Young LLP

Cleveland, Ohio
January 23, 2001

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.


                                                                                     THREE MONTHS ENDED
                                                                      MAR. 31       JUNE 30      SEPT. 30      DEC. 31
                                                                    ------------- ------------ ------------- ------------
2000
Interest Income                                                         $ 27,435     $ 29,179      $ 29,894     $ 29,790
Interest expense                                                          15,017       16,534        18,288       17,082
Net interest income                                                       12,418       12,645        11,606       12,708
Provision for loan losses                                                    687          696         4,843          903
Other income                                                               3,704        3,240          (56)        3,786
Security gains (losses)                                                       99          206       (2,802)           98
Other expenses                                                            10,297       10,431        13,140       10,345
Income (loss) before federal income taxes                                  5,237        4,964       (9,235)        5,344
Federal income taxes (benefit)                                             1,301        1,251       (3,690)        1,314
Net income (loss)                                                          3,936        3,713       (5,545)        4,030

Earnings (loss) per common share:
      Basic                                                              $  0.38      $  0.36      $ (0.54)      $  0.40
      Diluted                                                            $  0.38      $  0.36      $ (0.54)      $  0.40

1999
Interest income                                                         $ 25,512     $ 25,405      $ 26,414     $ 27,251
Interest expense                                                          12,997       13,282        14,066       14,965
Net interest income                                                       12,515       12,123        12,348       12,286
Provision for loan losses                                                    829          844           757          765
Other income                                                               3,214        3,962         3,890        3,414
Security gains                                                               111           64            55           82
Other expenses                                                             9,516        9,426         9,618       10,770
Income before federal income taxes                                         5,495        5,879         5,918        4,247
Federal income taxes                                                       1,380        1,541         1,506          934
Net income                                                                 4,115        4,338         4,412        3,313

Earnings per common share:
      Basic                                                              $  0.38      $  0.41      $  0.41       $  0.32
      Diluted                                                            $  0.38      $  0.40      $  0.41       $  0.32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not Applicable.

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to Second Bancorp's definitive proxy statement for the annual meeting of shareholders to be held May 8, 2001 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000. Information regarding executive officers is included under item 4a hereof.

ITEM 11.   EXECUTIVE COMPENSATION

         In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to Second Bancorp's definitive proxy statement for the annual meeting of shareholders to be held May 8, 2001 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to Second Bancorp's definitive proxy statement for the annual meeting of shareholders to be held May 8, 2001 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to Second Bancorp's definitive proxy statement for the annual meeting of shareholders to be held May 8, 2001 (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) (1) The following consolidated financial statements of Second Bancorp, Incorporated and its subsidiary are incorporated herein by reference from Item 8:

Consolidated Balance Sheets - December 31, 2000 and 1999.

Consolidated Statements of Income - years ended December 31, 2000, 1999 and
1998.

Consolidated Statements of Shareholders' Equity - years ended December 31, 2000, 1999 and 1998.

Consolidated Statement of Cash Flows - years ended December 31, 2000, 1999 and 1998.

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

3.1(1) Amended and Restated Articles of Incorporation of the Registrant. (As updated to include Amendments dated March 17, 1987; January 7, 1991; June 20, 1997; September 18, 1998; and
                November 10, 1998)

3.3(2)          Code of Regulations of the Registrant.

10.1(3)         1998 Non-qualified Stock Option Plan

10.1(2)         Amended Stock Option Incentive Plan.

10.2(2)         Form of Incentive Stock Option Agreement.

10.3(2) Stock Appreciation Rights Agreement by and between Second Bancorp and Alan G. Brant, dated April 1, 1987, as amended.

10.4(4) Form of Amendment to April 1, 1987 Stock Appreciation Rights Agreement by and between Second Bancorp and Alan G. Brant, effective December 18, 1996.

10.5(2)         Employment Agreement by and between Second Bancorp and Alan G.
                Brant, dated April 1, 1985.

10.6(5) Amendments to Employment Agreement by and between Second Bancorp and Alan G. Brant, dated April 1, 1985.

10.7(2)         Consulting Agreement by and between Second Bancorp and Alan G.
                Brant, dated April 1, 1985.

10.8(5) Amendment to Consulting Agreement by and between Second Bancorp and Alan G. Brant, dated April 1, 1985.

10.9(5)         Deferred Compensation Agreement between Second Bancorp and Alan
                G. Brant, dated November 9,1995.

10.10(2) Lease Agreement between Arden Associates Limited Partnership and Second National, dated October 1, 1979.

10.11(5) Amendment to Lease Agreement between Arden Associates Limited Partnership and Second National.

10.12(5) Form of Amended Management Severance Agreement with executive officers.

10.13(6) Revolving Credit Agreement (excluding exhibits), dated September 15, 19998, between Second Bancorp and The Northern Trust Company.

10.14(6) First Amendment to Revolving Credit Agreement (excluding exhibits), dated March 11, 1997, between Second Bancorp and The Northern Trust Company.

10.15(1)        Form of Non-qualified Stock Option Agreement.

10.16(7)        Employment Agreement by and between Second Bancorp and Rick L.
                Blossom, dated December 6, 1999.

10.17(7) Deferred Compensation Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999.

10.18(7) Management Severance Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999.

11(8)           Statement Re: Computation of Per Share Earnings

21              Subsidiaries of the registrant.

23.1            Consent of Ernst & Young.

(1) Incorporated by reference to the exhibit filed with Second Bancorp's annual report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to the exhibit filed with Second Bancorp's annual report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to Exhibit A of the Registrant's proxy statement dated April 1, 1998, as filed with the Securities and Exchange Commission in April, 1998.

(4) Incorporated by reference to the exhibit filed with Second Bancorp's annual report on Form 10-K for the year ended December 31, 1997.

(5) Incorporated by reference to the exhibit filed with Second Bancorp's annual report on Form 10-K for the year ended December 31, 1995.

(6) Incorporated by reference to the Exhibit filed with the Registrant's registration statement on Form S-4 (registration No. 333-62365) as filed on September 21, 1998 with the Securities and Exchange Commission.

(7) Incorporate dby reference to the exhibit filed with Second Bancorp's annual report on form 10-K for the year ends December 31, 1999.

(8) Page 46 (Included in Note 14 of the Notes to the Consolidated Financial Statements of Registrant in the financial statements portion of this annual report on Form 10-K).

(b) The Corporation filed two reports on Form 8-K during the three months ended December 31, 2000. A Form 8-K was filed on October 20, 2000 is disclose the earnings for the third quarter of 2000. A Form 8-K was filed on October 20, 2000 to disclose that the Corporation's previously announce repurchase authorization of 600,000 shares had been completed and that the board of directors had authorized the additional buy-back of up to 2% of the Corporation's outstanding shares on an annual basis.

(c) Exhibits - The response to this portion of Item 14 is included at Item 14(a)(3) of this report.

(d) Financial Statement Schedules - None.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SECOND BANCORP, INCORPORATED

                               /s/DAVID L. KELLERMAN        March 21, 2001
                               -------------------------------------------
                               David L. Kellerman, Treasurer     (date)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ RICK L. BLOSSOM                    March 23, 2001
         -------------------------------------------------
         Rick L. Blossom, President & CEO

By: /s/ ALAN G. BRANT                       March 21, 2001
        --------------------------------------------------
        A. G. Brant, Chairman               (date)

By: /s/ DAVID L. KELLERMAN                  March 21, 2001
       ---------------------------------------------------
        D. L. Kellerman, Principal Financial      (date)
           Officer and Principal Accounting Officer

By: /s/ DAVID A. ALLEN                      March 23, 2001
        --------------------------------------------------
        David A. Allen, Director                  (date)

By: /s/ JOHN A. ANDERSON                    March 23, 2001
        --------------------------------------------------
        John A. Anderson, Director          (date)

By: /s/  NORMAN C. HARBERT                  March 22, 2001
       ---------------------------------------------------
        Norman C. Harbert, Director               (date)

By: /s/ JOHN L. POGUE                       March 23, 2001
        --------------------------------------------------
         John L. Pogue, Director                  (date)