Form 10-Q
period 2001-03-31
SECOND BANCORP INC
filed 2001-05-15
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               ------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF
     1934
     For quarter ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                           SECOND BANCORP INCORPORATED
             (exact name of registrant as specified in its charter)

Ohio                                            34-1547453
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
in Company or organization)                    Identification No.)


108 Main Ave. Warren, Ohio                              44482-1311
--------------------------------------------------------------------------------
(Address of principal executive                         (Zip Code)
offices)

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

Common Stock, without par value - 10,003,260 shares outstanding as of April 30, 2001.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

INDEX                                                                     Page
                                                                          Number
                                                                          ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
March 31, 2001 and 2000 and December 31, 2000.............................  3

Consolidated statements of income -
         Three months ended March 31, 2001 and 2000.......................  4

Consolidated statement of shareholders' equity -
         Three months ended March 31, 2001 and 2000.......................  5

Consolidated statements of cash flows -
         Three months ended March 31, 2001 and 2000.......................  6

Notes to consolidated financial statements - March 31, 2001...............  7

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........  8-10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................  11
         Item 2.  Changes in Securities     ..............................  11
         Item 3.  Defaults upon Senior Securities    .....................  11
         Item 4.  Submission of Matters to a Vote of Security
                  Holders.................................................  11
         Item 5.  Other Information ......................................  11
         Item 6.  Exhibits and Reports on Form 8-K   .....................  11

         SIGNATURES                 ......................................  12

         Statement 11 Re: Computation of Earnings Per Share ..............  13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Second Bancorp Incorporated and Subsidiary
Consolidated Balance Sheets

                                                            March 31           December 31         March 31
                                                     -------------------------------------------------------
(Dollars in thousands)                                        2001                2000               2000
------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------
Cash and due from banks                                        $36,937               $35,272        $43,925
Federal funds sold and temporary investments                    25,451                     0              0
Trading account                                                    238                   328              0
Securities:
   Available-for-sale (at market value)                        377,323               382,098        384,941
Loans                                                        1,076,284             1,070,089      1,099,413
Less reserve for loan losses                                    15,778                15,217         11,354
                                                            ------------------------------------------------
   Net loans                                                 1,060,506             1,054,872      1,088,059
Premises and equipment                                          17,533                18,039         18,611
Accrued interest receivable                                     10,118                11,181          9,509
Goodwill and intangible assets                                   6,157                 6,038          5,739
Other assets                                                    37,568                38,462         42,209
                                                            ------------------------------------------------
            Total assets                                    $1,571,831            $1,546,290     $1,592,993
                                                            ================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------
Deposits:
   Demand - non-interest bearing                              $105,920              $110,045       $113,207
   Demand - interest bearing                                    86,124                87,268         90,465
   Savings                                                     239,661               246,056        277,892
   Time deposits                                               629,851               592,766        613,559
                                                            ------------------------------------------------
      Total deposits                                         1,061,556             1,036,135      1,095,123

Federal funds purchased and securities sold under
   agreements to repurchase                                    119,684               129,895        136,640
Note Payable                                                     1,000                 1,000              0
Other borrowed funds                                                46                 2,163          2,798
Federal Home Loan Bank advances                                256,591               251,733        233,144
Accrued expenses and other liabilities                          10,986                 8,167          9,249
                                                            ------------------------------------------------
          Total liabilities                                  1,449,863             1,429,093      1,476,954

Shareholders' equity:
   Common stock, no par value; 30,000,000 shares
      authorized; 10,785,760; 10,787,310 and 10,776,470
      shares issued, respectively                               36,953                36,935         36,944
   Treasury stock; 785,000, 730,200 and
      393,100 shares, respectively                            (14,740)              (13,947)        (8,897)
   Net unrealized holding losses on
      available-for-sale securities, net of tax                  3,440                   281        (8,597)
   Retained earnings                                            96,315                93,928         96,589
                                                            ------------------------------------------------
         Total shareholders' equity                            121,968               117,197        116,039
                                                            ------------------------------------------------
            Total liabilities and shareholders' equity      $1,571,831            $1,546,290     $1,592,993
                                                            ================================================



See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Income

                                                         For the Three Months
(Dollars in thousands,                                      Ended March 31
                                                  -----------------------------------
 except per share data)                                      2001             2000
-------------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------
  Loans (including fees):
    Taxable                                                $22,101           $21,536
    Exempt from federal income taxes                           288               215
  Securities:
    Taxable                                                  5,125             4,709
    Exempt from federal income taxes                           773               882
  Federal funds sold and other interest income                 191                93
                                                           --------------------------
      Total interest income                                 28,478            27,435
INTEREST EXPENSE
--------------------------------------------------
  Deposits                                                  11,469            10,879
  Federal funds purchased and securities
    sold under agreements to repurchase                      1,187             1,184
  Note Payable                                                  18                19
  Other borrowed funds                                          37                43
  Federal Home Loan Bank advances                            3,851             2,892
                                                           --------------------------
      Total interest expense                                16,562            15,017
                                                           --------------------------
      Net interest income                                   11,916            12,418
Provision for loan losses                                      761               687
                                                           --------------------------
      Net interest income after provision for loan losses   11,155            11,731

NON-INTEREST INCOME
--------------------------------------------------
  Service charges on deposit accounts                        1,261             1,054
  Trust fees                                                   756             1,004
  (Losses) gains on sale of loans                              783               391
  Trading account losses                                        58               114
  Security (losses) gains                                      529                99
  Other operating income                                     1,172             1,141
                                                           --------------------------
      Total non-interest income                              4,559             3,803
NON-INTEREST EXPENSE
--------------------------------------------------
  Salaries and employee benefits                             5,194             5,316
  Net occupancy                                              1,116             1,052
  Equipment                                                  1,049               987
  Professional services                                        343               477
  Assessment on deposits and other taxes                       401               413
  Amortization of goodwill and other intangibles                81               116
  Other operating expenses                                   1,867             1,936
                                                           --------------------------
      Total non-interest expense                            10,051            10,297
                                                           --------------------------
Income before federal income taxes                           5,663             5,237
Income tax expense                                           1,475             1,301
                                                           --------------------------
Net income before cumulative effect of
    accounting change                                       $4,188            $3,936
                                                           ==========================
Cumulative effect of accounting change - SFAS 133            (101)                 0
                                                  -----------------------------------
Net income                                                  $4,087            $3,936
                                                  ===================================
NET INCOME PER COMMON SHARE:
     Basic - before cumulative effect of
        accounting change                                    $0.42             $0.38
    Dilutive - before cumulative effect of
        accounting change                                    $0.42             $0.38
      Basic                                                  $0.41             $0.38
      Diluted                                                $0.41             $0.38
Weighted average common shares outstanding:
      Basic                                             10,020,097        10,406,020
      Diluted                                           10,046,562        10,436,890



See notes to financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Shareholders' Equity

                                                                              Accumulated
                                                                                    Other
                                                    Common     Treasury        Comprehen-      Retained             Comprehen-
(Dollars in thousands)                               Stock      Stock         sive Income      Earnings    Total    sive Income
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                             $36,966   $(7,140)          $ (7,791)      $94,312   $116,347
Comprehensive income:
Net income                                                                                        3,936      3,936     $ 3,936
  Other comprehensive income, net of tax
    Change in unrealized market value adjustment
        on securities available-for-sale, net of tax                                 (806)                    (806)       (806)

                                                                                                                    ------------
Comprehensive income                                                                                                   $ 3,130
                                                                                                                    ============
Cash dividends declared: common ($.16 per share)                                                 (1,659)    (1,659)
Purchase of treasury shares                                     (1,757)                                     (1,757)

Common stock issued - dividend reinvestment plan         (22)                                                  (22)
                                                   -----------------------------------------------------------------
Balance, March 31, 2000                              $36,944  $ (8,897)          $ (8,597)      $96,589   $116,039
                                                   =================================================================

Balance, January 1, 2001                             $36,935  $(13,947)          $    281       $93,928   $117,197

Comprehensive income:
Net income                                                                                        4,087      4,087    $  4,087
Other comprehensive income, net of tax
    Change in other comprehensive income -SFAS 133                                    490                      490         490
    Change in unrealized market value adjustment
        on securities available-for-sale, net of tax                                2,669                    2,669       2,669

                                                                                                                    ------------
Comprehensive income                                                                                                   $ 7,246
                                                                                                                    ============
Cash dividends declared: common ($.17 per share)                                                 (1,700)    (1,700)
Purchase of treasury shares                                       (793)                                       (793)

Common stock issued - dividend reinvestment plan          18                                                    18
                                                   -----------------------------------------------------------------
Balance, March 31, 2001                              $36,953  $(14,740)          $  3,440       $96,315   $121,968
                                                   =================================================================



See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Second Bancorp Incorporated and Subsidiary

                                                                           For the Three Months Ended
(Dollars in thousands)                                                       March 31      March 31
Operating Activities                                                           2001          2000
----------------------------------------------------------------------------------------------------
  Net income                                                                 $  4,087       $  3,936
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                                                     761            687
    Provision for depreciation                                                    850            860
    Provision for amortization of goodwill and core deposit intangibles            81            116
    Provision for allowance for mortgage servicing rights                          30
    Net gain / amortization on servicing rights                                  (230)            76
    (Accretion) amortization of investment discount and premium                   (33)            90
    Deferred income taxes                                                           0            (63)
    Securities gains                                                             (529)           (99)
    Other gains, net                                                             (841)          (400)
    Net decrease in trading account securities                                    148            114
    Decrease (Increase) in interest receivable                                  1,063           (232)
    Increase (Decrease) in interest payable                                        52           (177)
    Originations of loans held-for-sale                                       (59,912)       (14,464)
    Proceeds from sale of loans held-for-sale                                  60,695         14,750
    Net change in other assets & other liabilities                              2,714          1,097
                                                                          --------------------------
    Net cash provided by operating activities                                   8,936          6,291

Investing Activities
------------------------------------------------
  Proceeds from maturities of securities - available-for-sale                  26,503          7,757
  Proceeds from sales of securities - available-for-sale                       32,862         12,188
  Purchases of securities - available-for-sale                                (49,922)       (38,531)
  Net increase in loans                                                        (6,395)       (28,253)
  Net increase in premises and equipment                                         (344)          (896)
                                                                          --------------------------
    Net cash provided by (used by) investing activities                         2,704        (47,735)

Financing Activities
------------------------------------------------
  Net (decrease) increase in demand deposits, interest bearing
    demand and savings deposits                                               (11,664)         9,638
  Net increase (decrease) in time deposits                                     37,085        (12,104)
  Net (decrease) increase in federal funds purchased and
    securities sold under agreements to repurchase                            (10,211)        30,108
  Decrease in note payable                                                          0         (4,000)
  Net decrease in borrowings                                                   (2,117)        (2,941)
  Net advances from Federal Home Loan Bank                                      4,858         32,868
  Cash dividends                                                               (1,700)        (1,659)
  Purchase of treasury stock                                                     (793)        (1,757)
  Net issuance of common stock                                                     18            (22)
                                                                          --------------------------
  Net cash provided by financing activities                                    15,476         50,131
                                                                          --------------------------
  Increase in cash and cash equivalents                                        27,116          8,687
                                                                          --------------------------
  Cash and cash equivalents at beginning of year                               35,272         35,238
                                                                          --------------------------
  Cash and cash equivalents at end of period                                 $ 62,388       $ 43,925
                                                                          ==========================


Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $0 and $0 for the three months ended March 31, 2001 and 2000, respectively and 2) Interest - $16,496,000 and $15,091,000 for the three months ended March 31, 2001 and 2000, respectively.

See notes to financial statements.
                                       -6-

Notes to Consolidated Financial Statements (unaudited)
Second Bancorp Incorporated and Subsidiary
March 31, 2001
(Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - COMPREHENSIVE INCOME
During the first three months of 2001 and 2000, total comprehensive income amounted to $6,046 and $4,730, respectively. The components of comprehensive income, net of tax, for the and three month periods ended March 31, 2001 and 2000 are as follows:
                                                       2001           2000
                                                      ----------------------
Net income                                            $4,087         $3,936
Change in other comprehensive income -SFAS 133           490              0
Unrealized losses on available-for-sale securities     2,669           (806)
                                                      ----------------------
Comprehensive income                                  $7,246         $3,130
                                                      =====================

Accumulated other comprehensive loss, net of related tax, at March 31, 2001 totaled $3,440 and were comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax, and other comprehensive income from SFAS 133 derivative holdings. Accumulated other comprehensive loss, net of related tax, at December 31, 2000 and March 31, 2000 totaled $281 and $(8,597), respectively, and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax. Disclosure of reclassification amounts:

                                                                       January 1 to     January 1 to
                                                                      March 31, 2001   March 31, 2000
                                                                      -------------------------------
Unrealized holding gains (losses) arising during the period            $ 3,198            $(707)
Less: reclassification for losses (gains) included in net income          (529)             (99)
                                                                       -------------------------
Net unrealized gains (losses) on available-for-sale securities         $ 2,669            $(806)
                                                                       =========================


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" as amended in June, 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, " (collectively SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. On January 1, 2001, the Corporation adopted SFAS No. 133 resulting in a cumulative effect of accounting change transition adjustment of $(101,000), after tax.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Management's Discussion and Analysis of Financial Condition and Results of Operations
Second Bancorp Incorporated and Subsidiary

General
Second Bancorp Incorporated (the "Company") is a one-bank holding company which owns The Second National Bank of Warren (the "Bank"), a Warren, Ohio based commercial bank. Operating through thirty-four branches the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern Ohio. The Bank focuses its marketing efforts primarily on local independent and professional firms and individuals that are the owners and principals of such firms.

Financial Condition
At March 31, 2001, the Company had consolidated total assets of $1.57 billion, deposits of $1.06 billion and shareholders' equity of $122 million. Since March 31, 2000, total assets have decreased by $21 million or 1.3%, primarily as a result of the sale of $130 million in mortgage loans during the third quarter of 2000. The sale resulted in a smaller balance sheet and lower exposure to long-term fixed rate assets. Gross loans have decreased by $23 million to total $1.076 billion. Consumer lending activities have resulted in a strong increase in outstanding balances, while the sale of residential real estate loan balances has reduced from a 42% concentration of total loans as of March 31, 2000 to 31% at the most recent quarter end. Consumer loans represented 29% of loans at the end of the first quarter of 2001 versus 21% for the first quarter of 2000. Cash, federal funds sold and other liquid assets increased by $18 million over the past year.

Funding growth has primarily been generated through advances from the Federal Home Loan Bank ("FHLB"). FHLB advances have increased by $23 million over the past year.

Results of Operations
General.

The Company reported net operating income of $4,188,000, exclusive of the $101,000 cumulative effect of accounting change from the transition to SFAS 133. Net operating income for the first quarter represented a diluted forty-two cents ($.42) per share. Operating return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.08% and 14.09%, respectively for the first quarter of 2001 compared to 1.02% and 13.70% for last year's first quarter. A reduced net interest margin caused by a shift in funding from core deposits to more expensive large time deposits. The decline in net interest margin was offset by an increase in non-interest income coupled with a decline in non-interest expenses.

Asset Quality. The reserve for loan losses increased to 1.47% of loans through an addition of $761,000 in provision coupled with lower than normal net charge-offs of .07%. Loan losses are expected to resume their more historical level of .25% to .30% of loans for the remainder of the year. The reserve was 1.03% of total loans at March 31, 2000. Non-accrual loans have increased over the past year and total $5,163,000 as of March 31, 2001 versus $3,068,000 as of the same date last year. Similarly, loans past due over 90 days and still accruing totaled $3,849,000 as of March 31, 2001 versus $2,082,000 as of the same date last year

Net Interest Income. Net interest income for the first quarter of 2001 decreased by $502,000 from the same period last year to $11,916,000. The decrease was primarily due to a lower net interest margin that is being influenced by a decline in low-cost core deposits and an increase in higher cost large time deposits. The net interest margin declined to 3.43% for the first quarter of 2001 versus 3.61% for the same period in 2000. Average interest earning assets increased by .7% during the past year, influenced strongly by the sale of mortgage loans in the third quarter of 2000.

Non-interest Income. Non-interest income totaled $4,559,000, or 20% higher than the first quarter of 2000. The increase came from a variety of sources including
1) an increase in 20% in service charges on deposit accounts attributable to a revised deposit account structure, fee schedule and collection procedures, 2) a doubling of gains on sale of loans from $391,000 to $783,000 primarily due to lower mortgage rates and the resulting increase in refinancing activity and 3) a $430,000 increase in gains on the sale of securities. The gains on the sale of securities were generated and proceeds reinvested in higher yielding securities improving future income streams. Trust income decreased by $248,000, or 20%, from a year ago primarily to a reduction in assets under management.

Non-interest Expense. Expenses for the first quarter of 2001 were 2.4% lower than for the same period in 2000. Reductions in salaries and benefits, professional services, assessments on deposits and other taxes, amortization of goodwill and other intangibles and other operating expenses were realized.

Capital resources. Shareholders' equity has increased by $6 million from a year ago due primarily to the increase in accumulated other comprehensive income ("OCI"), which increased by over $11 million since a year earlier. The company repurchased 54,800 shares of common stock into Treasury during the first quarter of 2001, which partially offset the increase in OCI. The Company has slightly more than 65,000 shares remaining under the present repurchase authorization. Repurchases under this authorization are expected to be completed through open market transactions at prevailing market prices and are discretionary, based upon management's periodic assessment of market conditions and financial benefit to the Company. This continuing repurchase authorization will remain in effect until amended or withdrawn by subsequent board action. As of March 31, 2001, the Company had repurchased 785,000 of the authorized shares of common stock.

Liquidity. Management of the Company's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $37 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. One million of the unsecured line of credit is in use as of March 31, 2001.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would increase by 0.5% if interest rates would immediately rise by 200 basis points. It projects a decrease in net income of 2.0% if interest rates would immediately fall by 200 basis points. Management believes this reflects an appropriate level of risk from interest rate movements. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook. Management expects interest rates to have a neutral to downward bias for the remainder of 2001.

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

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -
(a) - (d) Second Bancorp Incorporated's Annual Meeting of Shareholders was held on March 8, 2001. The results of the votes on the matters presented to shareholders are as follows: Of the 10,000,760 issued and outstanding shares eligible to vote, 8,757,523 were represented at the meeting. The shareholders approved Proposal 1 to set the number of directors at eleven with 8,172,381 votes "FOR", 500,052 votes "AGAINST" and 85,085 "ABSTAINED". Elected to serve as directors of the Company in Class I until the 2003 Annual Meeting of Shareholders under Proposal 2 were:

Share voted "FOR" Dr. David A. Allen, Jr.            8,233,274
Share voted "FOR" R. L. (Rick) Blossom               8,620,125
Share voted "FOR" Norman C. Harbert                  8,232,063
Share voted "FOR" Phyllis J. Izant                   8,070,691
Share voted "FOR" John L. Pogue                      8,227,509
Share voted "FOR" Raymond John Wean, III             8,177,177

The shareholders approved Proposal 3 to ratify the appointment of Ernst & Young LLP as the independent Certified Public Accountants of the Company with votes "FOR" of 8,653,157, votes "AGAINST" of 22,280 and votes "ABSTAINED" of 82,082.

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
(11) Statement re: computation of earnings per share

The Company filed a report on Form 8-K on March 27, 2001 to announce an increase in the common stock dividend to $.17 per share. The Company filed a report on Form 8-K on March 27, 2001 regarding earnings for the fourth quarter of 2000. The Company filed a report on Form 8-K on April 25, 2001 to announce earnings for the first quarter of 2001. The Company filed a report on Form 8-K on May 11, 2001 to announce the election of Rick L. Blossom as Chairman of Second Bancorp Incorporated and The Second National Bank of Warren.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: May 14, 2001                          /s/ David L.  Kellerman
      -------------------------------------------------------------------
                                            David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.