Form 10-Q
period 2001-06-30
SECOND BANCORP INC
filed 2001-08-14
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934. For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                           SECOND BANCORP INCORPORATED
             (exact name of registrant as specified in its charter)

OHIO                                                   34-1547453
-----------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


108 MAIN AVE. WARREN, OHIO                            44482-1311
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

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

 YES .X. NO ...
------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value - 10,033,510 shares outstanding as of July 31, 2001.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

INDEX                                                                      Page
                                                                          Number
                                                                          ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
June 30, 2001 and 2000 and December 31, 2000.............................. 3

Consolidated statements of income -
         Three and six months ended June 30, 2001 and 2000................ 4

Consolidated statements of comprehensive income -
         Three and six months ended June 30, 2001 and 2000................ 5

Consolidated statements of shareholders' equity -
         Six months ended June 30, 2001 and 2000.......................... 6

Consolidated statements of cash flows -
         Six months ended June 30, 2001 and 2000.......................... 7

Notes to consolidated financial statements - June 30, 2001................ 8-9

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......... 10-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk........ 13

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings ........................................ 14
       Item 2.  Changes in Securities .................................... 14
       Item 3.  Defaults upon Senior Securities .......................... 14
       Item 4.  Submission of Matters to a Vote of Security
                Holders................................................... 14
       Item 5.  Other Information ........................................ 14
       Item 6.  Exhibits and Reports on Form 8-K ......................... 14

       SIGNATURES ........................................................ 15

       Statement 11 Re: Computation of Earnings Per Share ................ 16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Second Bancorp Incorporated and Subsidiary
Consolidated Balance Sheets

                                                  June 30    December 31    June 30
                                                --------------------------------------
(Dollars in thousands)                              2001         2000        2000
--------------------------------------------------------------------------------------
ASSETS
-------------------------------------------
Cash and due from banks                              $36,024      $35,272    $38,526
Federal funds sold and temporary investments          27,979            0          0
Securities:
   Available-for-sale (at market value)              380,262      382,098    370,250
   Trading account (at market value)                       0          328        944
                                                           -          ---        ---
        Total securities:                            380,262      382,426    371,194
Loans                                              1,075,039    1,070,089  1,157,123
Less reserve for loan losses                          15,609       15,217     11,378
                                                -------------------------------------
   Net loans                                       1,059,430    1,054,872  1,145,745
Premises and equipment                                17,122       18,039     18,119
Accrued interest receivable                            9,759       11,181     10,508
Goodwill and intangible assets                         7,547        6,038      5,472
Other assets                                          40,247       38,462     43,349
                                                -------------------------------------
            Total assets                          $1,578,370   $1,546,290 $1,632,913
                                                =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------
Deposits:
   Demand - non-interest bearing                    $109,477     $110,045   $115,380
   Demand - interest bearing                          90,077       87,268     88,184
   Savings                                           234,314      246,056    269,925
   Time deposits                                     625,890      592,766    631,960
                                                -------------------------------------
      Total deposits                               1,059,758    1,036,135  1,105,449

Federal funds purchased and securities sold
   under
   agreements to repurchase                          117,275      129,895    124,930
Note payable                                           1,000        1,000          0
Other borrowed funds                                   4,981        2,163      2,609
Federal Home Loan Bank advances                      261,447      251,733    276,009
Accrued expenses and other liabilities                10,802        8,167      8,548
                                                -------------------------------------
          Total liabilities                        1,455,263    1,429,093  1,517,545

Shareholders' equity:
   Common stock, no par value; 30,000,000
      shares authorized; 10,802,510; 10,787,310 and
      10,776,870 shares issued, respectively          37,166       36,935     36,974
   Treasury stock; 785,000, 730,200 and
      575,720 shares, respectively                  (14,740)     (13,947)   (11,646)
  Other comprehensive income (loss)                    1,810          281    (8,631)
   Retained earnings                                  98,871       93,928     98,671
                                                -------------------------------------
         Total shareholders' equity                  123,107      117,197    115,368
                                                -------------------------------------
            Total liabilities and
              shareholders' equity                $1,578,370   $1,546,290 $1,632,913
                                                =====================================

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Income

                                                      For the Three Months        For the Six Months
(Dollars in thousands,                                    Ended June 30              Ended June 30
                                                    -------------------------- --------------------------
 except per share data)                                2001         2000           2001         2000
------------------------------------------------------------------------------ --------------------------
INTEREST INCOME
-----------------------------------------------
  Loans (including fees):
    Taxable                                             $21,751       $22,887       $43,852      $44,423
    Exempt from federal income taxes                        279           238           567          453
  Securities:
    Taxable                                               5,302         5,261        10,427        9,970
    Exempt from federal income taxes                        775           777         1,548        1,659
  Federal funds sold and other                              298            16           489          109
                                                    -------------------------- --------------------------
      Total interest income                              28,405        29,179        56,883       56,614
INTEREST EXPENSE
-----------------------------------------------
  Deposits                                               11,192        11,312        22,661       22,191
  Federal funds purchased and securities
    sold under agreements to repurchase                   1,053         1,356         2,240        2,540
  Note payable                                               16             0            34           19
  Other borrowed funds                                       15            58            52          101
  Federal Home Loan Bank advances                         3,831         3,808         7,682        6,700
                                                    -------------------------- --------------------------
      Total interest expense                             16,107        16,534        32,669       31,551
                                                    -------------------------- --------------------------
      Net interest income                                12,298        12,645        24,214       25,063
Provision for loan losses                                 1,342           696         2,103        1,383
                                                    -------------------------- --------------------------
      Net interest income after
            provision for loan losses                    10,956        11,949        22,111       23,680
NON-INTEREST INCOME
-----------------------------------------------
  Service charges on deposit accounts                     1,273         1,079         2,534        2,133
  Trust fees                                                749         1,049         1,505        2,053
  Gain on sale of loans                                   1,106           309         1,889          700
  Trading account gain (loss)                                13         (431)            71        (317)
  Security (loss) gain                                     (12)           206           517          305
  Other operating income                                  1,502         1,234         2,674        2,375
                                                    -------------------------- --------------------------
      Total non-interest income                           4,631         3,446         9,190        7,249
NON-INTEREST EXPENSE
-----------------------------------------------
  Salaries and employee benefits                          5,096         5,189        10,290       10,505
  Net occupancy                                           1,062         1,037         2,178        2,089
  Equipment                                                 921           959         1,970        1,946
  Professional services                                     397           698           740        1,175
  Assessment on deposits and other taxes                    405           425           806          838
  Amortization of goodwill and other intangibles             80           115           161          231
  Other operating expenses                                1,844         2,008         3,711        3,944
                                                    -------------------------- --------------------------
      Total non-interest expense                          9,805        10,431        19,856       20,728
                                                    -------------------------- --------------------------
Income before federal income taxes                        5,782         4,964        11,445       10,201
Income tax expense                                        1,524         1,251         2,999        2,552
                                                    -------------------------- --------------------------
Net income before cumulative effect of
    accounting change                                    $4,258        $3,713        $8,446       $7,649
                                                    ========================== ==========================

Cumulative effect of accounting change - FAS133               0             0         (101)            0
                                                    -------------------------- --------------------------
Net income                                               $4,258        $3,713        $8,345       $7,649
                                                    ========================== ==========================

NET INCOME PER COMMON SHARE:
      Basic - before cumulative effect of                 $0.42         $0.36         $0.84        $0.74
        accounting change
      Diluted - before cumulative effect of               $0.42         $0.36         $0.84        $0.74
        accounting change
      Basic                                               $0.42         $0.36         $0.83        $0.74
      Diluted                                             $0.42         $0.36         $0.83        $0.74
Weighted average common shares outstanding:
      Basic                                          10,007,904    10,318,828    10,013,966   10,362,424
      Diluted                                        10,103,060    10,340,082    10,079,973   10,396,194


See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Comprehensive Income


                                                      For the Three Months          For the Six Months
(Dollars in thousands,                                    Ended June 30                Ended June 30
                                                    --------------------------   --------------------------
except per share data)                                  2001         2000            2001         2000
------------------------------------------------------------------------------   --------------------------
Net income                                                $4,258       $3,713          $8,345       $7,649

Other comprehensive income, net of tax:

Change in other comprehensive income - SFAS 133
                                                           (490)            -               -            -

Change in other comprehensive income - deferred
     compensation plan
                                                            (71)            -            (71)            -

Change in unrealized market value adjustment
     on securities available-for-sale
                                                         (1,069)         (34)           1,600        (840)
                                                    --------------------------   --------------------------

Total other comprehensive income
                                                         (1,630)         (34)           1,529        (840)
                                                    --------------------------   --------------------------

Comprehensive income                                      $2,628       $3,679          $9,874       $6,809
                                                    ==========================   ==========================


See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary
Consolidated Statements of Shareholders' Equity

                                                                         Accumulated
                                                                            Other
                                                    Common   Treasury   Comprehensive  Retained
(Dollars in thousands)                               Stock     Stock       Income      Earnings    Total
------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                           $36,966    $(7,140)     $ (7,791)    $94,312  $116,347
Net income                                                                                7,649     7,649
Change in unrealized market value adjustment
  on securities available-for-sale, net of
  tax $452                                                                     (840)                 (840)
Cash dividends declared: common ($.32 per share)                                         (3,290)   (3,290)
Purchase of treasury shares                                    (4,506)                             (4,506)
Common stock issued - dividend reinvestment plan         8                                              8
                                                   ---------------------------------------------------------
Balance, June 30, 2000                               $36,974  $(11,646)    $  (8,631)    98,671  $115,368
                                                   =========================================================

Balance, January 1, 2001                             $36,935  $(13,947)     $    281  $  93,928  $117,197
Net income                                                                                8,345     8,345
Change in other comprehensive income - deferred
  compensation plan, net of tax of $38                                           (71)                 (71)
Change in unrealized market value adjustment
  on securities available-for-sale, net of tax
  of $862                                                                      1,600                1,600
Cash dividends declared: common ($.34 per share)                                         (3,402)   (3,402)
Purchase of treasury shares                                      (793)                               (793)
Common stock issued -
    stock options and dividend reinvestment plan         231                                          231
                                                   ---------------------------------------------------------
Balance, June 30, 2001                               $37,166  $(14,740)     $  1,810  $  98,871  $123,107
                                                   =========================================================




See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Second Bancorp Incorporated and Subsidiary

                                                            For the Six Months Ended
(Dollars in thousands)                                    June 30              June 30
Operating Activities                                        2001                2000
------------------------------------------------------------------------------------------
  Net income                                                 $8,345               $7,649
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                                 2,103                1,383
    Provision for depreciation                                1,665                1,721
    Provision for amortization of intangibles                   161                  231
    Provision for allowance of mortgage servicing rights         30                    0
    Net (increase) / amortization of servicing rights        (1,700)                 228
    (Accretion) amortization of investment discount
       and premium                                             (143)                 133
    Deferred income taxes                                       (60)                 138
    Securities gains                                           (517)                (305)
    Other gains, net                                         (1,890)                (704)
    Net decrease (increase) in trading account securities       328                 (944)
    Decrease (increase) in interest receivable                1,422               (1,231)
    (Decrease) increase in interest payable                     (33)                 265
    Originations of loans held-for-sale                    (175,077)             (29,535)
    Proceeds from sale of loans held-for-sale               176,966               30,238
    Net change in other assets & other liabilities               14               (1,371)
                                                        ---------------------------------
    Net cash provided by operating activities                11,614                7,896

Investing Activities
-----------------------------------------------
  Proceeds from maturities of securities -                   50,896               15,311
   available-for-sale
  Proceeds from sales of securities -                        63,067               44,497
   available-for-sale
  Purchases of securities - available-for-sale             (109,009)             (63,590)
  Net increase in loans                                      (6,661)             (86,634)
  Net increase in premises and equipment                       (747)              (1,265)
                                                        ---------------------------------
    Net cash used by investing activities                    (2,454)             (91,681)

Financing Activities
-----------------------------------------------
  Net (decrease) increase in demand deposits, interest
   bearing
    Demand and savings deposits                              (9,501)               1,564
  Net increase in time deposits                              33,124                6,296
  Net (decrease) increase in federal funds
   purchased and Securities sold under
   agreements to repurchase                                 (12,620)              18,398
  Decrease in note payable                                        0               (4,000)
  Net increase (decrease) in borrowings                       2,818               (3,130)
  Net advances from Federal Home Loan Bank                    9,714               75,733
  Cash dividends                                             (3,402)              (3,290)
  Purchase of treasury stock                                   (793)              (4,506)
  Issuance of common stock                                      231                   8
                                                        ---------------------------------
  Net cash provided by financing activities                  19,571               87,073
                                                        ---------------------------------
  Increase in cash and cash equivalents                      28,731                3,288
                                                        ---------------------------------
  Cash and cash equivalents at beginning of
   year                                                      35,272               35,238
                                                        ---------------------------------
  Cash and cash equivalents at end of period                $64,003              $38,526
                                                        =================================


Supplementary Cash Flow Information:
  Cash paid for 1) Federal Income taxes - $3,025 and $2,552 for the six months ended June 30, 2001 and 2000, respectively and 2) Interest - $32,679 and $31,667 for the six months ended June 30, 2001 and 2000, respectively.


See notes to financial statements.

Notes to Consolidated Financial Statements (unaudited)
Second Bancorp Incorporated and Subsidiary
June 30, 2001
(Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - COMPREHENSIVE INCOME
During the first six months of 2001 and 2000, total comprehensive income amounted to $9,874 and $6,809, respectively. The components of comprehensive income, net of tax, for the six month periods ended June 30, 2001 and 2000 are as follows:

                                                              2001                 2000
                                                              --------------------------
Net income                                                    $8,345             $7,649
Change in other comprehensive income -
         deferred compensation plan                              (71)                 0
Unrealized gains (losses) on available-for-sale securities     1,600               (840)
                                                              --------------------------
Comprehensive income                                          $9,874             $6,809
                                                              ==========================


Accumulated other comprehensive income, net of related tax, at June 30, 2001 totaled $1,810 and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax and deferred supplemental income, net of tax. Accumulated other comprehensive income and loss, net of related tax, at December 31, 2000 and June 30, 2000 totaled $281 and $(8,631), respectively, and was comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax. Disclosure of reclassification amounts:

                                                                              Six Months Ended
                                                                       -------------------------------
                                                                       June 30, 2001     June 30, 2000
                                                                       -------------------------------
Unrealized holding gains (losses) arising during the period            $ 2,117            $(535)
Less: reclassification of gains included in net income                    (517)            (305)
                                                                       -------------------------
Net unrealized gains (losses) on available-for-sale securities         $ 1,600            $(840)
                                                                       =========================


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, " (collectively SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. On January 1, 2001, the Corporation adopted SFAS No. 133 resulting in a cumulative effect of accounting change transition adjustment of $(101), after tax. The impact on 2001 operating results is not considered to be material.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement to existing of goodwill and indefinite lived intangible assets is expected to result in an increase in net income of $103 ($.01 per share) per year. During 2002, The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


NOTE 4 - ACQUISITION OF COMMERCE EXCHANGE CORPORATION
On July 23, 2001 the Company announced an agreement to acquire Commerce Exchange Corporation located in Beachwood, Ohio. The all-cash transaction is structured as a purchase for accounting purposes and, excluding transaction costs, is expected to be modestly accretive to earnings per share in the first year. The transaction is expected to close in the fourth quarter of 2001 and is subject to approval by Commerce's shareholders and appropriate regulatory agencies. Upon completion of the merger, Commerce Exchange Corporation's subsidiary, Commerce Exchange Bank, in expected to merge into Second National Bank. The two offices in Beachwood and North Olmstead, Ohio will be operated as Second National retail banking centers.

Under the agreement, Commerce's shareholders will receive cash in an aggregate amount of $26.5 million subject to adjustments tied to, among other things, Commerce's net retained earnings for the period through completion of the transaction.

The cash required to fund the pending acquisition is expected to be provided through the issuance of $26 to $30 million in trust preferred securities. The remaining net proceeds, if any, will be used to make payments on outstanding debt or for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
Second Bancorp Incorporated is a one-bank holding company headquartered in Warren, Ohio. Our bank, The Second National Bank of Warren, was originally established in 1880. Operating through 34 retail banking centers, we offer a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern and east-central Ohio. Among other things, our consumer banking business includes a large and growing mortgage banking function.

Forward-looking statements
The sections that follow contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the expectations discussed in these forward-looking statements.

Financial Condition
At June 30, 2001, the Company had consolidated total assets of $1.58 billion, deposits of $1.06 billion and shareholders' equity of $123 million. Since June 30, 2000, total assets have decreased by $55 million or 3.4%, primarily as a result of the sale of $130 million in residential mortgage loans during the third quarter of 2000. The sale resulted in a decline in total assets and lower exposure to long-term fixed rate assets. Gross loans have decreased during the past year by $82 million to $1.075 billion as of June 30, 2001. Consumer lending activities have resulted in a strong increase in outstanding consumer loan balances, while the sale of the residential mortgage loans has resulted in a reduction of total residential mortgage loans from a 43% concentration of total loans as of June 30, 2000 to 30% at the most recent quarter end. Consumer loans represented 30% of loans at the end of the first quarter of 2001 versus 22% for the first quarter of 2000. Cash, federal funds sold and other liquid assets increased by $25 million over the past year as a result of the reduction in total loans.

Deposits decreased by $46 million since June 30, 2000 primarily through decreases in savings account balances. Core funding, which includes DDA, NOW and savings accounts, decreased by $40 million since June 30, 2000, partially due to transfers of Private Banking account balances to off-balance sheet products. Federal Home Loan Bank advances have decreased by $15 million since a year ago.


Results of Operations
General.

The Company reported net operating income of $4,258,000 for the second quarter of 2001. Net income for the second quarter represented forty-two cents ($.42) per share on a diluted basis. Operating return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.08% and 13.98%, respectively, for the second quarter of 2001 compared to 0.93% and 13.01% for last year's second quarter. A strong increase in non-interest income and a 6% reduction in expenses helped increase net income and offset a slight decline in the net interest margin and an increase of $646,000 in provision for loan losses from the second quarter of 2000.

Commercial Lending. Commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. To a lesser extent, we also make construction loans and finance commercial equipment leases. Commercial loans comprised approximately 40% of our total loan portfolio at June 30, 2001.

Retail Lending. The Company offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat loans, credit cards and overdraft protection for checking account customers. At June 30, 2001, approximately 47% of our consumer loans consisted of indirect auto loans. Our indirect auto loans are originated through new car dealers in the local area. Consumer loans comprised approximately 30% of our total loan portfolio at June 30, 2001.

Trust. The trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. During 2000, personal trust accounts and employee benefit accounts produced approximately 75% and 25% of the total revenues of the department, respectively. The anticipated addition in the third quarter 2001 of a daily valuation service for 401(k) plans is expected to position us well for future growth in employee benefit assets and revenues. Fee income is down 28.5% from the second quarter of 2000 due to the reduction in the amount of assets under management caused by the loss of over $150 million in accounts and the decline in overall equity values over the period. Our trust department had approximately $670 million in assets under management at June 30, 2001.

Mortgage Banking. Our mortgage department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate a recurring stream of fee income. We sold approximately $175 million of loans through the first half of 2001 and serviced $565 million in mortgage loans for others at June 30, 2001.

Asset Quality. The reserve for loan losses represented 1.45% of loans as of June 30, 2001. The determination of the reserve for loan losses is based on Management's evaluation of the potential losses in the loan portfolio at June 30, 2001 considering, among other relevant factors, repayment status, borrowers' ability to repay, collateral and current economic conditions. The methodology for the provision for loan losses includes analysis of various economic factors including loan losses and portfolio growth. The provision for loan losses increased to $1,342,000 for the second quarter of 2001 from $696,000 during the same period in 2000. The increase is due to an increase in consumer charge-offs, which elevated total charge-offs to $1,511,000 during the second quarter of 2001 versus $673,000 during the second quarter of 2000. Loan losses are expected to remain slightly above their historical level of .25% to .30% of loans for the remainder of the year. The reserve was 0.98% of total loans at June 30, 2000. Non-accrual loans have increased over the past year and total $4,666,000 as of June 30, 2001 versus $2,987,000 as of the same date last year. Similarly, loans past due over 90 days and still accruing totaled $5,415,000 as of June 30, 2001 versus $2,875,000 as of the same date last year.

Net Interest Income. Net interest income for the second quarter of 2001 decreased by $347,000 from the same period last year to $12,298,000. The decrease was due to a slightly lower net interest margin that is being influenced by a decline in low-cost core deposits and an increase in higher cost large time deposits as well as a $21 million reduction in average interest-earning assets. The net interest margin declined to 3.47% for the second quarter of 2001 versus 3.51% for the same period in 2000. The reduction in average interest earning assets during the past year was strongly influenced by the sale of mortgage loans in the third quarter of 2000.

Non-interest Income. Non-interest income (excluding security gains and losses and trading activity) totaled $4,630,000, or 26% higher than the second quarter of 2000. The increase came from a variety of sources including: 1) an increase in 18% in service charges on deposit accounts attributable to a revised deposit account structure, fee schedule, collection procedures and an increase in the number of accounts, 2) a increase in the gain on sale of loans from $309,000 to $1,106,000 primarily due to lower mortgage rates and the resulting increase in refinancing activity. Trust income is down 28.5% from the second quarter of 2000 due to the reduction in the amount of assets under management caused by the loss of over $150 million in accounts and the decline in overall equity values over the period.

Non-interest Expense. Expenses for the second quarter of 2001 were 6% lower than for the same period in 2000. Reductions were realized in all expense categories except occupancy from a year ago. The Company will continue to focus on cost controls and reductions in the coming quarters.

Capital resources. Shareholders' equity has increased by $8 million from a year ago due primarily to the increase in accumulated other comprehensive income ("OCI"), which increased by nearly $11 million since a year earlier. The company repurchased 54,800 shares of common stock into Treasury during 2001, all in the first quarter, which partially offset the increase in OCI. The Company has slightly more than 65,000 shares remaining under the present repurchase authorization. Repurchases under this authorization are expected to be completed through open market transactions at prevailing market prices and are discretionary, based upon management's periodic assessment of market conditions and financial benefit to the Company. This continuing repurchase authorization will remain in effect until amended or withdrawn by subsequent board action. As of June 30, 2001, the Company had repurchased 785,000 of the authorized shares of common stock.

Liquidity. Management of the Company's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $37 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. One million of the unsecured line of credit is in use as of June 30, 2001.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

Forward-looking statements
The sections that follow contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the expectations discussed in these forward-looking statements.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would decrease by 1.3% if interest rates would immediately rise by 200 basis points. It projects a decrease in net income of 2.5% if interest rates would immediately fall by 200 basis points. Management believes this reflects an acceptable level of risk from interest rate movements. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook. Management expects interest rates to have a neutral to downward bias for the remainder of 2001.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings -

The Company is subject to various pending and threatened lawsuits in the ordinary course of business in which claims for monetary damages are asserted. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material impact on the financial position or results of operations of the Company.

Item 2. Changes in Securities - On July 30, 2001, the Company issued and sold 10,000 common shares to an executive officer of the Company pursuant to the exercise of stock options issued to him under the Company's 1998 Non-Qualified Stock Option Plan (the "1998 Plan"). The exercise price per share was $13.657, for an aggregate exercise price of $136,570. The executive officer immediately resold the common shares into the open market. Although the Company had not filed a Registration Statement on Form S-8 with respect to the 1998 Plan at the time of sale, the Company intends to file the registration statement by August 20, 2001 and before any other stock options are exercised under the 1998 Plan.

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -
(a) - (d) Second Bancorp Incorporated's Annual Meeting of Shareholders was held on May 8, 2001. The results of the votes on the matters presented to shareholders were included in the Form 10-Q for the period ended March 31, 2001.

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
(11) Statement re: computation of earnings per share


The Company filed a report on Form 8-K on April 25, 2001 to announce earnings for the first quarter of 2001. The Company filed a report on Form 8-K on May 11, 2001 to announce the election of Rick L. Blossom as Chairman of Second Bancorp Incorporated and The Second National Bank of Warren. The Company filed a report on Form 8-K on July 26, 2001 to announce earnings for the second quarter of 2001. The Company filed a report on Form 8-K on July 26, 2001 to announce the acquisition of Commerce Exchange Corporation. (See Note 4 for more information regarding the acquisition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: August 14, 2001                 /s/ David L. Kellerman
      ------------------------------------------------------
                                      David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.