Form 10-Q/A
period 2001-03-31
SECOND BANCORP INC
filed 2001-08-30
CIK 803112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended March 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934. For the transition period ____________________ to ___________________

Commission file number: 0-15624

SECOND BANCORP INCORPORATED
(exact name of registrant as specified in its charter)

Ohio	34-1547453

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 Main Ave. S. W. Warren, Ohio	44482-1311

(Address of principal executive offices)	(Zip Code)

330.841.0123

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

Common Stock, without par value – 10,003,260 shares outstanding as of April 30, 2001.

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 to include in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation additional information regarding changes in financial condition from December 31, 2000 to March 31, 2001.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Second Bancorp Incorporated and Subsidiary

Consolidated Balance Sheets

	March 31	December 31	March 31

(Dollars in thousands)	2001	2000	2000

ASSETS

Cash and due from banks	$36,937	$35,272	$43,925

Federal funds sold and temporary investments	25,451	0	0

Trading account	238	328	0

Securities:

Available-for-sale (at market value)	377,323	382,098	384,941

Loans	1,076,284	1,070,089	1,099,413

Less reserve for loan losses	15,778	15,217	11,354

Net loans	1,060,506	1,054,872	1,088,059

Premises and equipment	17,533	18,039	18,611

Accrued interest receivable	10,118	11,181	9,509

Goodwill and intangible assets	6,157	6,038	5,739

Other assets	37,568	38,462	42,209

Total assets	$1,571,831	$1,546,290	$1,592,993

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand — non-interest bearing	$105,920	$110,045	$113,207

Demand — interest bearing	86,124	87,268	90,465

Savings	239,661	246,056	277,892

Time deposits	629,851	592,766	613,559

Total deposits	1,061,556	1,036,135	1,095,123

Federal funds purchased and securities sold under agreements to repurchase	119,684	129,895	136,640

Note Payable	1,000	1,000	0

Other borrowed funds	46	2,163	2,798

Federal Home Loan Bank advances	256,591	251,733	233,144

Accrued expenses and other liabilities	10,986	8,167	9,249

Total liabilities	1,449,863	1,429,093	1,476,954

Shareholders’ equity:

Common stock, no par value; 30,000,000 shares authorized; 10,785,760; 10,787,310 and 10,776,470 shares issued, respectively	36,953	36,935	36,944

Treasury stock; 785,000, 730,200 and 393,100 shares, respectively	(14,740)	(13,947)	(8,897)

Other comprehensive income (loss), net of tax	3,440	281	(8,597)

Retained earnings	96,315	93,928	96,589

Total shareholders’ equity	121,968	117,197	116,039

Total liabilities and shareholders’ equity	$1,571,831	$1,546,290	$1,592,993

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary

Consolidated Statements of Income

	For the Three Months
	Ended March 31
(Dollars in thousands,
except per share data)	2001	2000

INTEREST INCOME

Loans (including fees):

Taxable	$22,101	$21,536

Exempt from federal income taxes	288	215

Securities:

Taxable	5,125	4,709

Exempt from federal income taxes	773	882

Federal funds sold and other interest income	191	93

Total interest income	28,478	27,435

INTEREST EXPENSE

Deposits	11,469	10,879

Federal funds purchased and securities sold under agreements to repurchase	1,187	1,184

Note Payable	18	19

Other borrowed funds	37	43

Federal Home Loan Bank advances	3,851	2,892

Total interest expense	16,562	15,017

Net interest income	11,916	12,418

Provision for loan losses	761	687

Net interest income after provision for loan losses	11,155	11,731

NON-INTEREST INCOME

Service charges on deposit accounts	1,261	1,054

Trust fees	756	1,004

Gains on sale of loans	783	391

Trading account gains	58	114

Security gains	529	99

Other operating income	1,172	1,141

Total non-interest income	4,559	3,803

NON-INTEREST EXPENSE

Salaries and employee benefits	5,194	5,316

Net occupancy	1,116	1,052

Equipment	1,049	987

Professional services	343	477

Assessment on deposits and other taxes	401	413

Amortization of goodwill and other intangibles	81	116

Other operating expenses	1,867	1,936

Total non-interest expense	10,051	10,297

Income before federal income taxes	5,663	5,237

Income tax expense	1,475	1,301

Net income before cumulative effect of accounting change	$4,188	$3,936

Cumulative effect of accounting change, net of tax – SFAS 133	(101)	0

Net income	$4,087	$3,936

NET INCOME PER COMMON SHARE:

Basic – before cumulative effect of accounting change	$0.42	$0.38

Dilutive – before cumulative effect of accounting change	$0.42	$0.38

Basic	$0.41	$0.38

Diluted	$0.41	$0.38

Weighted average common shares outstanding:

Basic	10,020,097	10,406,020

Diluted	10,046,562	10,436,890

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary

Consolidated Statements of Shareholders’ Equity

			Accumulated
			Other
	Common	Treasury	Comprehen-	Retained		Comprehen-
(Dollars in thousands)	Stock	Stock	sive Income	Earnings	Total	sive Income

Balance, January 1, 2000	$36,966	$(7,140)	$(7,791)	$94,312	$116,347

Comprehensive income:

Net income				3,936	3,936	$3,936

Other comprehensive income, net of tax Change in unrealized market value adjustment on securities available-for-sale, net of tax			(806)		(806)	(806)

Comprehensive income						$3,130

Cash dividends declared: common ($.16 per share)				(1,659)	(1,659)

Purchase of treasury shares		(1,757)			(1,757)

Common stock issued – dividend reinvestment plan	(22)				(22)

Balance, March 31, 2000	$36,944	$(8,897)	$(8,597)	$96,589	$116,039

Balance, January 1, 2001	$36,935	$(13,947)	$281	$93,928	$117,197

Comprehensive income:

Net income				4,087	4,087	$4,087

Other comprehensive income, net of tax

Change in other comprehensive income –SFAS 133			490		490	490

Change in unrealized market value adjustment on securities available-for-sale, net of tax			2,669		2,669	2,669

Comprehensive income						$7,246

Cash dividends declared: common ($.17 per share)				(1,700)	(1,700)

Purchase of treasury shares		(793)			(793)

Common stock issued — dividend reinvestment plan	18				18

Balance, March 31, 2001	$36,953	$(14,740)	$3,440	$96,315	$121,968

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Second Bancorp Incorporated and Subsidiary

	For the Three Months Ended
(Dollars in thousands)	March 31	March 31
Operating Activities	2001	2000

Net income	$4,087	$3,936

Adjustments to reconcile net income to net

cash provided by operating activities:

Provision for loan losses	761	687

Provision for depreciation	850	860

Provision for amortization of goodwill and core deposit intangibles	81	116

Provision for allowance for mortgage servicing rights	30

Net gain / amortization on servicing rights	(230)	76

(Accretion) amortization of investment discount and premium	(33)	90

Deferred income taxes	0	(63)

Securities gains	(529)	(99)

Other gains, net	(841)	(400)

Net decrease in trading account securities	148	114

Decrease (Increase) in interest receivable	1,063	(232)

Increase (Decrease) in interest payable	52	(177)

Originations of loans held-for-sale	(59,912)	(14,464)

Proceeds from sale of loans held-for-sale	60,695	14,750

Net change in other assets & other liabilities	2,714	1,097

Net cash provided by operating activities	8,936	6,291

Investing Activities

Proceeds from maturities of securities — available-for-sale	26,503	7,757

Proceeds from sales of securities — available-for-sale	32,862	12,188

Purchases of securities — available-for-sale	(49,922)	(38,531)

Net increase in loans	(6,395)	(28,253)

Net increase in premises and equipment	(344)	(896)

Net cash provided by (used by) investing activities	2,704	(47,735)

Financing Activities

Net (decrease) increase in demand deposits, interest bearing demand and savings deposits	(11,664)	9,638

Net increase (decrease) in time deposits	37,085	(12,104)

Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(10,211)	30,108

Decrease in note payable	0	(4,000)

Net decrease in borrowings	(2,117)	(2,941)

Net advances from Federal Home Loan Bank	4,858	32,868

Cash dividends	(1,700)	(1,659)

Purchase of treasury stock	(793)	(1,757)

Net issuance of common stock	18	(22)

Net cash provided by financing activities	15,476	50,131

Increase in cash and cash equivalents	27,116	8,687

Cash and cash equivalents at beginning of year	35,272	35,238

Cash and cash equivalents at end of period	$62,388	$43,925

Supplementary Cash Flow Information:

Cash paid for 1) Federal Income taxes — $0 and $0 for the three months ended March 31, 2001 and 2000, respectively and 2) Interest — $16,496,000 and $15,091,000 for the three months ended March 31, 2001 and 2000, respectively

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited) Second Bancorp
Incorporated and Subsidiary
March 31, 2001
(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 – COMPREHENSIVE INCOME
During the first three months of 2001 and 2000, total comprehensive income amounted to $6,046 and $4,730, respectively. The components of comprehensive income, net of tax, for the three month periods ended March 31, 2001 and 2000 are as follows:

	2001	2000

Net income	$4,087	$3,936

Change in other comprehensive income –SFAS 133	490	0

Unrealized losses on available-for-sale securities	2,669	(806)

Comprehensive income	$7,246	$3,130

Accumulated other comprehensive income, net of related tax, at March 31, 2001 totaled $3,440 and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax, and other comprehensive income from SFAS 133 derivative holdings. Accumulated other comprehensive income (loss), net of related tax, at December 31, 2000 and March 31, 2000 totaled $281 and $(8,597), respectively, and were comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax. Disclosure of reclassification amounts:

	January 1 to	January 1 to
	March 31, 2001	March 31, 2000

Unrealized holding gains (losses) arising during the period	$3,198	$(707)

Less: reclassification for losses (gains) included in net income	(529)	(99)

Net unrealized gains (losses) on available-for-sale securities	$2,669	$(806)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity” as amended in June, 1999 by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000, by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, ” (collectively SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. On January 1, 2001, the Corporation adopted SFAS No. 133 resulting in a cumulative effect of accounting change transition adjustment of $(101,000), after tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Second Bancorp Incorporated and Subsidiary

General
Second Bancorp Incorporated (the “Company”) is a one-bank holding company which owns The Second National Bank of Warren (the “Bank”), a Warren, Ohio based commercial bank. Operating through thirty- four branches the Bank offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern Ohio. The Bank focuses its marketing efforts primarily on local independent and professional firms and individuals that are the owners and principals of such firms.

Forward-looking statements:
The sections that follow contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the expectations discussed in these forward-looking statements.

Financial Condition
At March 31, 2001, the Company had consolidated total assets of $1.57 billion, deposits of $1.06 billion and shareholders’ equity of $122 million. Since March 31, 2000, total assets have decreased by $21 million or 1.3%, primarily as a result of the sale of $130 million in mortgage loans during the third quarter of 2000. The sale resulted in a smaller balance sheet and lower exposure to long-term fixed rate assets. Gross loans have decreased by $23 million to total $1.076 billion. Consumer lending activities have resulted in a strong increase in outstanding balances, while the sale of residential real estate loan balances has reduced from a 42% concentration of total loans as of March 31, 2000 to 31% at the most recent quarter end. Consumer loans represented 29% of loans at the end of the first quarter of 2001 versus 21% for the first quarter of 2000. The loan loss reserve position increased from $11.4 million at March 31, 2000 to $15.8 million at March 31, 2001 primarily through the third quarter 2000 restructuring process that included a review process that yielded an additional provision of $4 million. Cash, federal funds sold and other liquid assets increased by $18 million over the past year as short-term funding was acquired to meet anticipated loan demand.

Funding growth has primarily been generated through advances from the Federal Home Loan Bank (“FHLB”). FHLB advances have increased by $23 million over the past year.

Since December 31, 2000, total assets have increased by an annualized rate of 6.6%, primarily through an increase in liquid assets. Deposits have increased by $25.4 million and now total $1.06 billion. The increase in deposits was attributable to an increase in short-term time deposits totaling $37 million during the period. The short-term funding was acquired to meet anticipated loan demand. Loan growth has been nominal over the last three months, increasing by $6 million over the period.

Results of Operations
General.

The Company reported net operating income of $4,188,000, exclusive of the $101,000 cumulative effect of accounting change from the transition to SFAS 133. Net operating income for the first quarter represented a diluted forty-two cents ($.42) per share. Operating return on average assets (ROA) and return on average total shareholders’ equity (ROE) were 1.08% and 14.09%, respectively for the first quarter of 2001 compared to 1.02% and 13.70% for last year’s first quarter. A reduced net interest margin caused by a shift in funding from core deposits to more expensive large time deposits. The decline in net interest margin was offset by an increase in non-interest income coupled with a decline in non-interest expenses.

Asset Quality. The reserve for loan losses increased to 1.47% of loans through an addition of $761,000 in provision coupled with lower than normal net charge-offs of .07%. Loan losses are expected to resume their more historical level of .25% to .30% of loans for the remainder of the year. The reserve was 1.03% of total loans at March 31, 2000. Non-accrual loans have increased over the past year and total $5,163,000 as of March 31, 2001 versus $3,068,000 as of the same date last year. Similarly, loans past due over 90 days and still accruing totaled $3,849,000 as of March 31, 2001 versus $2,082,000 as of the same date last year, reflecting the general economic slowdown in both the local and national economies.

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

Non-interest Income. Non-interest income totaled $4,559,000, or 20% higher than the first quarter of 2000. The increase came from a variety of sources including 1) an increase in 20% of service charges on deposit accounts attributable to a revised deposit account structure, fee schedule and collection procedures, 2) a doubling of gains on sale of loans from $391,000 to $783,000 primarily due to lower mortgage rates and the resulting increase in refinancing activity and 3) a $430,000 increase in gains on the sale of securities. The gains on the sale of securities were generated and proceeds reinvested in higher yielding securities improving future income streams. Trust income decreased by $248,000, or 20%, from a year ago primarily to a reduction in assets under management.

Non-interest Expense. Expenses for the first quarter of 2001 were 2.4% lower than for the same period in 2000. Reductions in salaries and benefits, professional services, assessments on deposits and other taxes, amortization of goodwill and other intangibles and other operating expenses were realized.

Capital resources. Shareholders’ equity has increased by $6 million since March 31, 2000 due primarily to the increase in accumulated other comprehensive income (“OCI”), which increased by over $11 million since a year earlier. Since December 31, 2000, shareholders’ equity has increased by $6.3 million primarily through earnings retention and an increase in OCI. The company repurchased 54,800 shares of common stock into Treasury during the first quarter of 2001, which partially offset the increase in OCI. The Company has slightly more than 65,000 shares remaining under the present repurchase authorization. Repurchases under this authorization are expected to be completed through open market transactions at prevailing market prices and are discretionary, based upon management’s periodic assessment of market conditions and financial benefit to the Company. This continuing repurchase authorization will remain in effect until amended or withdrawn by subsequent board action. As of March 31, 2001, the Company had repurchased 785,000 of the authorized shares of common stock.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk.

Forward-looking statements:
The sections that follow contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the expectations discussed in these forward-looking statements.

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

Item 1. Legal Proceedings —

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

Item 2. Changes in Securities — Not Applicable

Item 3. Defaults upon Senior Securities — Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders —
(a) - (d) Second Bancorp Incorporated’s Annual Meeting of Shareholders was held on March 8, 2001. The results of the votes on the matters presented to shareholders are as follows: Of the 10,000,760 issued and outstanding shares eligible to vote, 8,757,523 were represented at the meeting. The shareholders approved Proposal 1 to set the number of directors at eleven with 8,172,381 votes “FOR”, 500,052 votes “AGAINST” and 85,085 “ABSTAINED”. Elected to serve as directors of the Company in Class I until the 2003 Annual Meeting of Shareholders under Proposal 2 were:

Share voted “FOR” Dr. David A. Allen, Jr.	8,233,274	“WITHHELD”	524,249

Share voted “FOR” R. L. (Rick) Blossom	8,620,125	“WITHHELD”	137,398

Share voted “FOR” Norman C. Harbert	8,232,063	“WITHHELD”	525,460

Share voted “FOR” Phyllis J. Izant	8,070,691	“WITHHELD”	686,832

Share voted “FOR” John L. Pogue	8,227,509	“WITHHELD”	530,014

Share voted “FOR” Raymond John Wean, III	8,177,177	“WITHHELD”	580,346

Continuing directors include John A. Anderson, Alan G. Brant, Jack Gibson and James R. Izant.

The shareholders approved Proposal 3 to ratify the appointment of Ernst & Young LLP as the independent Certified Public Accountants of the Company with votes “FOR” of 8,653,157, votes “AGAINST” of 22,280 and votes “ABSTAINED” of 82,082.

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

SECOND BANCORP INCORPORATED

Date:	August 29, 2001	/s/ David L. Kellerman

David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.