Form 10-Q/A
period 2001-06-30
SECOND BANCORP INC
filed 2001-08-30
CIK 803112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period ______ to ______

Commission file number: 0-15624

SECOND BANCORP INCORPORATED (exact name of registrant as specified in its charter)

Ohio	34-1547453

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 Main Ave. S. W. Warren, Ohio	44482-1311

(Address of principal executive offices)	(Zip Code)

330.841.0123

Registrant’s telephone number, including area code

Not applicable

Former name, former address and former fiscal year, if changed since last report

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

Common Stock, without par value — 10,033,510 shares outstanding as of July 31, 2001.

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 to include in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation additional information regarding changes in financial condition from December 31, 2000 to June 30, 2001 and additional information regarding changes in results of operations with respect to the most recent fiscal year-to-date periods of June 30, 2001 and June 30, 2000.

SECOND BANCORP INCORPORATED AND SUBSIDIARY

INDEX	Page
Number

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets — June 30, 2001 and 2000 and December 31, 2000	3

Consolidated statements of income — Three and six months ended June 30, 2001 and 2000	4

Consolidated statements of comprehensive income — Three and six months ended June 30, 2001 and 2000	5

Consolidated statements of shareholders’ equity — Six months ended June 30, 2001 and 2000	6

Consolidated statements of cash flows — Six months ended June 30, 2001 and 2000	7

Notes to consolidated financial statements — June 30, 2001	8-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes in Securities	15

Item 3. Defaults upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

Statement 11 Re: Computation of Earnings Per Share	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Second Bancorp Incorporated and Subsidiary
Consolidated Balance Sheets

	June 30	December 31	June 30

(Dollars in thousands)	2001	2000	2000

ASSETS

Cash and due from banks	$36,024	$35,272	$38,526

Federal funds sold and temporary investments	27,979	0	0

Securities:

Available-for-sale (at market value)	380,262	382,098	370,250

Trading account (at market value)	0	328	944

Total securities:	380,262	382,426	371,194

Loans	1,075,039	1,070,089	1,157,123

Less reserve for loan losses	15,609	15,217	11,378

Net loans	1,059,430	1,054,872	1,145,745

Premises and equipment	17,122	18,039	18,119

Accrued interest receivable	9,759	11,181	10,508

Goodwill and intangible assets	7,547	6,038	5,472

Other assets	40,247	38,462	43,349

Total assets	$1,578,370	$1,546,290	$1,632,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand — non-interest bearing	$109,477	$110,045	$115,380

Demand — interest bearing	90,077	87,268	88,184

Savings	234,314	246,056	269,925

Time deposits	625,890	592,766	631,960

Total deposits	1,059,758	1,036,135	1,105,449

Federal funds purchased and securities sold under agreements to repurchase	117,275	129,895	124,930

Note payable	1,000	1,000	0

Other borrowed funds	4,981	2,163	2,609

Federal Home Loan Bank advances	261,447	251,733	276,009

Accrued expenses and other liabilities	10,802	8,167	8,548

Total liabilities	1,455,263	1,429,093	1,517,545

Shareholders’ equity:

Common stock, no par value; 30,000,000 shares authorized; 10,802,510; 10,787,310 and 10,776,870 shares issued, respectively	37,166	36,935	36,974

Treasury stock; 785,000, 730,200 and 575,720 shares, respectively	(14,740)	(13,947)	(11,646)

Other comprehensive income (loss)	1,810	281	(8,631)

Retained earnings	98,871	93,928	98,671

Total shareholders’ equity	123,107	117,197	115,368

Total liabilities and shareholders’ equity	$1,578,370	$1,546,290	$1,632,913

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary

Consolidated Statements of Income

	For the Three Months		For the Six Months
(Dollars in thousands,	Ended June 30		Ended June 30

except per share data)	2001	2000	2001	2000

INTEREST INCOME

Loans (including fees):

Taxable	$21,751	$22,887	$43,852	$44,423

Exempt from federal income taxes	279	238	567	453

Securities:

Taxable	5,302	5,261	10,427	9,970

Exempt from federal income taxes	775	777	1,548	1,659

Federal funds sold and other	298	16	489	109

Total interest income	28,405	29,179	56,883	56,614

INTEREST EXPENSE

Deposits	11,192	11,312	22,661	22,191

Federal funds purchased and securities sold under agreements to repurchase	1,053	1,356	2,240	2,540

Note payable	16	0	34	19

Other borrowed funds	15	58	52	101

Federal Home Loan Bank advances	3,831	3,808	7,682	6,700

Total interest expense	16,107	16,534	32,669	31,551

Net interest income	12,298	12,645	24,214	25,063

Provision for loan losses	1,342	696	2,103	1,383

Net interest income after provision for loan losses	10,956	11,949	22,111	23,680

NON-INTEREST INCOME

Service charges on deposit accounts	1,273	1,079	2,534	2,133

Trust fees	749	1,049	1,505	2,053

Gain on sale of loans	1,106	309	1,889	700

Trading account gain (loss)	13	(431)	71	(317)

Security (loss) gain	(12)	206	517	305

Other operating income	1,502	1,234	2,674	2,375

Total non-interest income	4,631	3,446	9,190	7,249

NON-INTEREST EXPENSE

Salaries and employee benefits	5,096	5,189	10,290	10,505

Net occupancy	1,062	1,037	2,178	2,089

Equipment	921	959	1,970	1,946

Professional services	397	698	740	1,175

Assessment on deposits and other taxes	405	425	806	838

Amortization of goodwill and other intangibles	80	115	161	231

Other operating expenses	1,844	2,008	3,711	3,944

Total non-interest expense	9,805	10,431	19,856	20,728

Income before federal income taxes	5,782	4,964	11,445	10,201

Income tax expense	1,524	1,251	2,999	2,552

Net income before cumulative effect of accounting change	$4,258	$3,713	$8,446	$7,649

Cumulative effect of accounting change, net of tax — FAS133	0	0	(101)	0

Net income	$4,258	$3,713	$8,345	$7,649

NET INCOME PER COMMON SHARE:

Basic — before cumulative effect of accounting change	$0.42	$0.36	$0.84	$0.74

Diluted — before cumulative effect of accounting change	$0.42	$0.36	$0.84	$0.74

Basic	$0.42	$0.36	$0.83	$0.74

Diluted	$0.42	$0.36	$0.83	$0.74

Weighted average common shares outstanding:

Basic	10,007,904	10,318,828	10,013,966	10,362,424

Diluted	10,103,060	10,340,082	10,079,973	10,396,194

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary

Consolidated Statements of Comprehensive Income

	For the Three Months		For the Six Months
(Dollars in thousands,	Ended June 30		Ended June 30

except per share data)	2001	2000	2001	2000

Net income	$4,258	$3,713	$8,345	$7,649

Other comprehensive income, net of tax:

Change in other comprehensive income — SFAS 133	(490)	—	—	—

Change in other comprehensive income — deferred compensation plan	(71)	—	(71)	—

Change in unrealized market value adjustment on securities available-for-sale	(1,069)	(34)	1,600	(840)

Total other comprehensive (loss) income	(1,630)	(34)	1,529	(840)

Comprehensive income	$2,628	$3,679	$9,874	$6,809

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiary

Consolidated Statements of Shareholders’ Equity

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained
(Dollars in thousands)	Stock	Stock	Income	Earnings	Total

Balance, January 1, 2000	$36,966	$(7,140)	$(7,791)	$94,312	$116,347

Net income				7,649	7,649

Change in unrealized market value adjustment on securities available-for-sale, net of tax of $452			(840)		(840)

Cash dividends declared: common ($.32 per share)				(3,290)	(3,290)

Purchase of treasury shares		(4,506)			(4,506)

Common stock issued — dividend reinvestment plan	8				8

Balance, June 30, 2000	$36,974	$(11,646)	$(8,631)	$98,671	$115,368

Balance, January 1, 2001	$36,935	$(13,947)	$281	$93,928	$117,197

Net income				8,345	8,345

Change in other comprehensive income — deferred compensation plan, net of tax of $38			(71)		(71)

Change in unrealized market value adjustment on securities available-for-sale, net of tax of $862			1,600		1,600

Cash dividends declared: common ($.34 per share)				(3,402)	(3,402)

Purchase of treasury shares		(793)			(793)

Common stock issued — stock options and dividend reinvestment plan	231				231

Balance, June 30, 2001	$37,166	$(14,740)	$1,810	$98,871	$123,107

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Second Bancorp Incorporated and Subsidiary

	For the Six Months Ended

(Dollars in thousands)	June 30	June 30
Operating Activities	2001	2000

Net income	$8,345	$7,649

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	2,103	1,383

Provision for depreciation	1,665	1,721

Provision for amortization of intangibles	161	231

Provision for allowance of mortgage servicing rights	30	0

Net (increase) / amortization of servicing rights	(1,700)	228

(Accretion) amortization of investment discount and premium	(143)	133

Deferred income taxes	(60)	138

Securities gains	(517)	(305)

Other gains, net	(1,890)	(704)

Net decrease (increase) in trading account securities	328	(944)

Decrease (increase) in interest receivable	1,422	(1,231)

(Decrease) increase in interest payable	(33)	265

Originations of loans held-for-sale	(175,077)	(29,535)

Proceeds from sale of loans held-for-sale	176,966	30,238

Net change in other assets & other liabilities	14	(1,371)

Net cash provided by operating activities	11,614	7,896

Investing Activities

Proceeds from maturities of securities — available-for-sale	50,896	15,311

Proceeds from sales of securities — available-for-sale	63,067	44,497

Purchases of securities — available-for-sale	(109,009)	(63,590)

Net increase in loans	(6,661)	(86,634)

Net increase in premises and equipment	(747)	(1,265)

Net cash used by investing activities	(2,454)	(91,681)

Financing Activities

Net (decrease) increase in demand deposits, interest bearing demand and savings deposits	(9,501)	1,564

Net increase in time deposits	33,124	6,296

Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(12,620)	18,398

Decrease in note payable	0	(4,000)

Net increase (decrease) in borrowings	2,818	(3,130)

Net advances from Federal Home Loan Bank	9,714	75,733

Cash dividends	(3,402)	(3,290)

Purchase of treasury stock	(793)	(4,506)

Issuance of common stock	231	8

Net cash provided by financing activities	19,571	87,073

Increase in cash and cash equivalents	28,731	3,288

Cash and cash equivalents at beginning of year	35,272	35,238

Cash and cash equivalents at end of period	$64,003	$38,526

Supplementary Cash Flow Information:

Cash paid for 1) Federal Income taxes — $3,025 and $2,552 for the six months ended
June 30, 2001 and 2000, respectively and 2) Interest — $32,679 and $31,667 for the six months ended June 30, 2001 and 2000, respectively.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Second Bancorp Incorporated and Subsidiary
June 30, 2001
(Dollars in thousands)

NOTE 1 — BASIS OF PRESENTATION
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

NOTE 2 — COMPREHENSIVE INCOME
During the first six months of 2001 and 2000, total comprehensive income amounted to $9,874 and $6,809, respectively. The components of comprehensive income, net of tax, for the six month periods ended June 30, 2001 and 2000 are as follows:

	2001	2000

Net income	$8,345	$7,649

Change in other comprehensive income — deferred compensation plan	(71)	0

Unrealized gains (losses) on available-for-sale securities	1,600	(840)

Comprehensive income	$9,874	$6,809

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

	Six Months Ended

	June 30, 2001	June 30, 2000

Unrealized holding gains (losses) arising during the period	$2,117	$(535)

Less: reclassification of gains included in net income	(517)	(305)

Net unrealized gains (losses) on available-for-sale securities	$1,600	$(840)

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity” as amended in June 1999 by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000, by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, “ (collectively SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. On January 1, 2001, the Corporation adopted SFAS No. 133 resulting in a cumulative effect of accounting change transition adjustment of $(101), after tax. The impact on 2001 operating results is not considered to be material.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

NOTE 4 — ACQUISITION OF COMMERCE EXCHANGE CORPORATION
On July 23, 2001 the Company announced an agreement to acquire Commerce Exchange Corporation located in Beachwood, Ohio. The all-cash transaction is structured as a purchase for accounting purposes and, excluding transaction costs, is expected to be modestly accretive to earnings per share in the first year. The transaction is expected to close in the fourth quarter of 2001 and is subject to approval by Commerce’s shareholders and appropriate regulatory agencies. Upon completion of the merger, Commerce Exchange Corporation’s subsidiary, Commerce Exchange Bank, in expected to merge into Second National Bank. The two offices in Beachwood and North Olmstead, Ohio will be operated as Second National retail banking centers.

Under the agreement, Commerce’s shareholders will receive cash in an aggregate amount of $26.5 million subject to adjustments tied to, among other things, Commerce’s net retained earnings for the period through completion of the transaction.

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

Financial Condition
At June 30, 2001, the Company had consolidated total assets of $1.58 billion, deposits of $1.06 billion and shareholders’ equity of $123 million. Since June 30, 2000, total assets have decreased by $55 million or 3.4%, primarily as a result of the sale of $130 million in residential mortgage loans during the third quarter of 2000. The sale resulted in a decline in total assets and lower exposure to long-term fixed rate assets. Gross loans have decreased during the past year by $82 million to $1.075 billion as of June 30, 2001. Consumer lending activities have resulted in a strong increase in outstanding consumer loan balances, while the sale of the residential mortgage loans has resulted in a reduction of total residential mortgage loans from a 43% concentration of total loans as of June 30, 2000 to 30% at the most recent quarter end. Consumer loans represented 30% of loans at the end of the first quarter of 2001 versus 22% for the first quarter of 2000. Cash, federal funds sold and other liquid assets increased by $25 million during the past 12 months as a result of the reduction in total loans.

Deposits decreased by $46 million since June 30, 2000 primarily through decreases in savings account balances. Core funding, which includes DDA, NOW and savings accounts, decreased by $40 million since June 30, 2000, partially due to transfers of Private Banking account balances to off-balance sheet products. Federal Home Loan Bank advances have decreased by $15 million since a year ago.

Since December 31, 2000, total assets have increased by an annualized rate of 4%, primarily through an increase in liquid assets. Deposits have increased by $23.6 million and now total $1.06 billion. The increase in deposits was attributable to an increase in short-term time deposits totaling $33 million during the period. The short-term funding was acquired to meet anticipated loan demand. Gross loan growth has been nominal since the end of last year, increasing by $5 million over the period.

Results of Operations
Quarterly Comparison

The Company reported net operating income of $4,258,000 for the second quarter of 2001. Net income for the second quarter represented forty-two cents ($.42) per share on a diluted basis. Operating return on average assets (ROA) and return on average total shareholders’ equity (ROE) were 1.08% and 13.98%, respectively, for the second quarter of 2001 compared to 0.93% and 13.01% for last year’s second quarter. A strong increase in non-interest income and a 6% reduction in expenses helped increase net income and offset a slight decline in the net interest margin and an increase of $646,000 in provision for loan losses from the second quarter of 2000.

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

      Retail Lending. The Company offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat loans, credit cards and overdraft protection for checking account customers. At June 30, 2001, approximately 50% of our consumer loans consisted of indirect auto loans. Our indirect auto loans are originated through new car dealers in the local area. Consumer loans comprised approximately 30% of our total loan portfolio at June 30, 2001.

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

      Asset Quality. The reserve for loan losses represented 1.45% of loans as of June 30, 2001. The determination of the reserve for loan losses is based on Management’s evaluation of the potential losses in the loan portfolio at June 30, 2001 considering, among other relevant factors, repayment status, borrowers’ ability to repay, collateral and current economic conditions. The methodology for the provision for loan losses includes analysis of various economic factors including loan losses and portfolio growth. The provision for loan losses increased to $1,342,000 for the second quarter of 2001 from $696,000 during the same period in 2000. The increase is due to an increase in consumer charge-offs, which elevated total charge-offs to $1,511,000 during the second quarter of 2001 versus $673,000 during the second quarter of 2000. Loan losses are expected to remain slightly above their historical level of .25% to .30% of loans for the remainder of the year. The reserve was 0.98% of total loans at June 30, 2000. Non-accrual loans have increased over the past year and total $4,666,000 as of June 30, 2001 versus $2,987,000 as of the same date last year. Similarly, loans past due over 90 days and still accruing totaled $5,415,000 as of June 30, 2001 versus $2,875,000 as of the same date last year, reflecting the general economic slowdown in both the national and local economies.

Net Interest Income. Net interest income for the second quarter of 2001 decreased by $347,000 from the same period last year to $12,298,000. The decrease was due to a slightly lower net interest margin that is being influenced by a decline in low-cost core deposits and an increase in higher cost large time deposits as well as a $21 million reduction in average interest-earning assets. The net interest margin declined to 3.47% for the second quarter of 2001 versus 3.51% for the same period in 2000. The reduction in average interest earning assets during the past 12 months was strongly influenced by the sale of mortgage loans in the third quarter of 2000.

Non-interest Income. Non-interest income (excluding security gains and losses and trading activity) totaled $4,630,000, or 26% higher than the second quarter of 2000. The increase came from a variety of sources including: 1) an increase in 18% in service charges on deposit accounts attributable to a revised deposit account structure, fee schedule, collection procedures and an increase in the number of accounts, 2) an increase in the gain on sale of loans from $309,000 to $1,106,000 primarily due to lower mortgage rates and the resulting increase in refinancing activity. Trust income is down 28.5% from the second quarter of 2000 due to the reduction in the amount of assets under management caused by the loss of over $150 million in accounts and the decline in overall equity values over the period.

Non-interest Expense. Expenses for the second quarter of 2001 were 6% lower than for the same period in 2000. Reductions were realized in all expense categories except occupancy from a year ago. The Company expects to continue to focus on cost controls and reductions in the coming quarters.

Year-to-date Comparison:
The Company reported net income of $8,345,000 ($0.83 per diluted share) for the first six months of 2001. Income before cumulative effect of accounting change (“operating net income”) was $8,446,000 ($0.84 per diluted share), or 10.4% greater than the net income reported for the same period in 2000. The following ratio discussion references operating net income for 2001. Return on average assets (ROA) and return on average total shareholders’ equity (ROE) were 1.08% and 14.03%, respectively, for the first six months of 2001 compared to 0.97% and 13.36% for the same period last year. A strong increase in non-interest income and a 4% reduction in expenses helped increase net income and offset a slight decline in the net interest margin and an increase of $720,000 in provision for loan losses from the first half of 2000.

Asset Quality. The provision for loan losses increased to $2,103,000 for the first six months of 2001 from $1,383,000 during the same period in 2000. The increase is due to an increase in consumer charge-offs, which elevated total charge-offs to $1,511,000 during the second quarter of 2001 versus $673,000 during the second quarter of 2000. Loan losses are expected to remain slightly above their historical level of .25% to .30% of loans for the remainder of the year.

Net Interest Income. Net interest income for the first half of 2001 decreased by $849,000 from the same period last year to $24,214,000. The decrease was due to a slightly lower net interest margin that is being influenced by a decline in low-cost core deposits and an increase in higher cost large time deposits as well as a $5 million reduction in average interest-earning assets. The net interest margin declined to 3.45% for the first six months of 2001 versus 3.56% for the same period in 2000. The reduction in average interest earning assets was strongly influenced by the sale of mortgage loans in the third quarter of 2000.

Non-interest Income. Non-interest income (excluding security gains and losses and trading activity) totaled $8,602,000, or 18.5% higher than the first half of 2000. The increase came from a variety of sources including: 1) an increase of 19% in service charges on deposit accounts attributable to a revised deposit account structure, fee schedule, collection procedures and an increase in the number of accounts and 2) an increase in the gain on sale of loans from $700,000 to $1,889,000 primarily due to lower mortgage rates and the resulting increase in refinancing activity. Trust income is down 26.7% from the first half of 2000 due to the reduction in the amount of assets under management caused by the loss of over $150 million in accounts and the decline in overall equity values over the period. Security gains for the first six months of 2001 totaled $517,000 versus $305,000 for the same period in 2000. The proceeds from the sale of securities in 2001 were reinvested in higher yielding securities which is expected to improve future income streams.

Non-interest Expense. Expenses for the first half of 2001 were 4% lower than for the same period in 2000. Reductions were realized in all expense categories except equipment and occupancy, which were 4% and 1% greater, respectively. The Company expects to continue to focus on cost controls and reductions in the coming quarters.

Capital resources. Shareholders’ equity has increased by $8 million since June 30, 2000 due primarily to the increase in accumulated other comprehensive income (“OCI”), which increased by nearly $11 million since a year earlier. Since December 31, 2000, shareholders’ equity has increased by $6 million, primarily through an increase in retained earnings. The company repurchased 54,800 shares of common stock into Treasury during 2001, all in the first quarter, which partially offset the increase in OCI. The Company has slightly more than 65,000 shares remaining under the present repurchase authorization. Repurchases under this authorization are expected to be completed through open market transactions at prevailing market prices and are discretionary, based upon management’s periodic assessment of market conditions and financial benefit to the Company. This continuing repurchase authorization will remain in effect until amended or withdrawn by subsequent board action. As of June 30, 2001, the Company had repurchased 785,000 of the authorized shares of common stock.

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

Item 2. Changes in Securities — On July 30, 2001, the Company issued and sold 10,000 common shares to an executive officer of the Company pursuant to the exercise of stock options issued to him under the Company’s 1998 Non-Qualified Stock Option Plan (the “1998 Plan”). The exercise price per share was $13.657, for an aggregate exercise price of $136,570. The executive officer immediately resold the common shares into the open market. Although the Company had not filed a Registration Statement on Form S-8 with respect to the 1998 Plan at the time of sale, the Company filed the registration statement on August 22, 2001.

Item 3. Defaults upon Senior Securities — Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders —
(a) - (d) Second Bancorp Incorporated’s Annual Meeting of Shareholders was held on May 8, 2001. The results of the votes on the matters presented to shareholders were included in the Form 10-Q for the period ended March 31, 2001.

Item 5. Other Information — Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
Exhibit (11) Statement re: computation of earnings per share

The Company filed a report on Form 8-K on April 25, 2001 to announce earnings for the first quarter of 2001. The Company filed a report on Form 8-K on May 11, 2001 to announce the election of Rick L. Blossom as Chairman of Second Bancorp Incorporated and The Second National Bank of Warren. The Company filed a report on Form 8-K on July 26, 2001 to announce earnings for the second quarter of 2001. The Company filed a second report on Form 8-K on July 26, 2001 to announce the pending acquisition of Commerce Exchange Corporation. (See Note 4 of the Notes to Consolidated Financial Statements for more information regarding the acquisition).

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