Form 10-Q
period 2001-09-30
SECOND BANCORP INC
filed 2001-11-14
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                           SECOND BANCORP INCORPORATED
             (exact name of registrant as specified in its charter)

Ohio                                                                 34-1547453
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


108 Main Ave. S. W. Warren, Ohio                                    44482-1311
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

330.841.0123
-------------
Registrant's telephone number, including area code

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

 Yes      X        No
    -------------     ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, without par value - 9,994,998 shares outstanding as of October 31, 2001.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

INDEX                                                                    Page
                                                                        Number
                                                                        -------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
   September 30, 2001 and 2000 and December 31, 2000..........................3

Consolidated statements of income -
   Three and nine months ended September 30, 2001 and 2000....................4

Consolidated statements of comprehensive income -
   Three and nine months ended September 30, 2001 and 2000................... 5

Consolidated statements of shareholders' equity -
   Nine months ended September 30, 2001 and 2000..............................6

Consolidated statements of cash flows -
   Nine months ended September 30, 2001 and 2000..............................7

Notes to consolidated financial statements - September 30, 2001............ 8-9

Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations ......................10-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................15
         Item 2.  Changes in Securities......................................15
         Item 3.  Defaults upon Senior Securities............................15
         Item 4.  Submission of Matters to a Vote of Security
                  Holders....................................................15
         Item 5.  Other Information .........................................15
         Item 6.  Exhibits and Reports on Form 8-K  ........................ 16

         SIGNATURES ........................................................ 17

         Exhibit 4.1. Indenture for Subordinated Debentures due 2031 of Second Bancorp Incorporated dated September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company, as indenture trustee

         Exhibit 4.2.    Amended and Restated Trust Agreement of Second
                         Bancorp Capital Trust I, dated September 28, 2001, by and among Second Bancorp Incorporated, as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein.

         Exhibit 4.3. Preferred Securities Guarantee Agreement, dated September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company

         Exhibit 11.     Statement Re: Computation of Earnings Per Share

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Second Bancorp Incorporated and Subsidiaries
Consolidated Balance Sheets


                                                      September 30      December 31     September 30
                                                    ---------------------------------------------------
(Dollars in thousands)                                    2001             2000             2000
-------------------------------------------------------------------------------------------------------
ASSETS

----------------------------------------------------
Cash and due from banks                                       $32,441         $35,272          $34,079
Federal funds sold and temporary investments                   51,233               0            8,000
Trading account                                                     0             328              447
Securities:
   Available-for-sale (at market value)                       407,004         382,098          400,176
Loans                                                       1,060,741       1,070,089        1,059,530
Less reserve for loan losses                                   15,392          15,217           15,040
                                                    ---------------------------------------------------
   Net loans                                                1,045,349       1,054,872        1,044,490
Premises and equipment                                         16,650          18,039           17,798
Accrued interest receivable                                    10,272          11,181           10,630
Goodwill and intangible assets                                  8,328           6,038            6,193
Other assets                                                   37,742          38,462           39,804
                                                    ---------------------------------------------------
            Total assets                                   $1,609,019      $1,546,290       $1,561,617
                                                    ===================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
Deposits:
   Demand - non-interest bearing                             $111,539        $110,045         $107,391
   Demand - interest bearing                                   94,831          87,268           83,991
   Savings                                                    234,601         246,056          262,024
   Time deposits                                              616,320         592,766          630,971
                                                    ---------------------------------------------------
      Total deposits                                        1,057,291       1,036,135        1,084,377

Federal funds purchased and securities sold under
   agreements to repurchase                                   110,071         129,895          116,707
Note payable                                                        0           1,000                0
Other borrowed funds                                            5,745           2,163            3,622
Federal Home Loan Bank advances                               267,301         251,733          238,872
Accrued expenses and other liabilities                         11,185           8,167            6,020
Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trust                             26,660               0                0
                                                    ---------------------------------------------------
          Total liabilities                                 1,478,253       1,429,093        1,449,598

Shareholders' equity:
   Common stock, no par value; 30,000,000 shares
      authorized; 10,828,310, 10,787,310 and 10,776,870
      shares issued, respectively                              37,424          36,935           36,952
   Treasury stock; 801,512, 730,200 and
      639,920 shares, respectively                           (15,072)        (13,947)         (12,590)
  Other comprehensive income                                    6,850             281          (3,849)
   Retained earnings                                          101,564          93,928           91,506
                                                    ---------------------------------------------------
         Total shareholders' equity                           130,766         117,197          112,019
                                                    ---------------------------------------------------
            Total liabilities and shareholders'
              equity                                       $1,609,019      $1,546,290       $1,561,617
                                                    ===================================================

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Income

                                                         For the Three Months             For the Nine Months
 (Dollars in thousands,                                    Ended September 30             Ended September 30
                                                     -----------------------------   ----------------------------
 except per share data)                                   2001          2000             2001          2000
----------------------------------------------------------------------------------   ----------------------------
INTEREST INCOME
-----------------------------------------------------
  Loans (including fees):
    Taxable                                                 $21,015       $23,367          $64,867       $67,790
    Exempt from federal income taxes                            268           285              835           738
  Securities:
    Taxable                                                   5,471         5,419           15,898        15,389
    Exempt from federal income taxes                            800           777            2,348         2,436
  Federal funds sold and other                                  326            46              815           155
                                                     -----------------------------   ----------------------------
      Total interest income                                  27,880        29,894           84,763        86,508
INTEREST EXPENSE
-----------------------------------------------------
  Deposits                                                   10,467        12,216           33,128        34,407
  Federal funds purchased and securities
    sold under agreements to repurchase                         937         1,440            3,177         3,980
  Note payable                                                   13             0               47            19
  Other borrowed funds                                           23            46               75           147
  Federal Home Loan Bank advances                             3,946         4,586           11,628        11,286
  Corporation-obligated mandatorily redeemable
    capital securities of subsidiary trust                       21             0               21             0
                                                     -----------------------------   ----------------------------
      Total interest expense                                 15,407        18,288           48,076        49,839
                                                     -----------------------------   ----------------------------
      Net interest income                                    12,473        11,606           36,687        36,669
Provision for loan losses                                       988         4,843            3,091         6,226
                                                     -----------------------------   ----------------------------
      Net interest income after
            provision for loan losses                        11,485         6,763           33,596        30,443
NON-INTEREST INCOME
-----------------------------------------------------
  Service charges on deposit accounts                         1,344         1,163            3,878         3,296
  Trust fees                                                    761           833            2,266         2,886
  Gain (loss) on sale of loans                                1,394       (3,191)            3,283       (2,491)
  Trading account (losses) gains                               (52)          (28)               19         (345)
  Security gains (losses)                                       123       (2,802)              640       (2,497)
  Other operating income                                        921         1,167            3,595         3,542
                                                     -----------------------------   ----------------------------
      Total non-interest income                               4,491       (2,858)           13,681         4,391
NON-INTEREST EXPENSE
-----------------------------------------------------
  Salaries and employee benefits                              5,313         5,421           15,603        15,926
  Net occupancy                                               1,001         1,062            3,179         3,151
  Equipment                                                   1,038         1,044            3,008         2,990
  Professional services                                         320         1,650            1,060         2,825
  Assessment on deposits and other taxes                        415           423            1,221         1,261
  Amortization of goodwill and other intangibles                 81           216              242           447
  Other operating expenses                                    1,914         3,324            5,625         7,268
                                                     -----------------------------   ----------------------------
      Total non-interest expense                             10,082        13,140           29,938        33,868
                                                     -----------------------------   ----------------------------
Income (loss) before federal income taxes                     5,894       (9,235)           17,339           966
Income tax expense (benefit)                                  1,493       (3,690)            4,492       (1,138)
                                                     -----------------------------   ----------------------------
Net income (loss) before cumulative effect of
    accounting change                                        $4,401      ($5,545)          $12,847        $2,104
                                                     =============================   ============================
Cumulative effect of accounting change - FAS133                   0             0            (101)             0
                                                     -----------------------------   ----------------------------
Net income (loss)                                            $4,401      ($5,545)          $12,746        $2,104
                                                     =============================   ============================
NET INCOME (LOSS) PER COMMON SHARE:
      Basic - before cumulative effect of
        accounting change                                     $0.44       ($0.55)            $1.28         $0.20

      Diluted - before cumulative effect of
        accounting change                                     $0.43       ($0.55)            $1.27         $0.20
      Basic                                                   $0.44       ($0.55)            $1.27         $0.20
      Diluted                                                 $0.43       ($0.55)            $1.26         $0.20
Weighted average common shares outstanding:

      Basic                                              10,033,365    10,161,386       10,021,471    10,294,922
      Diluted                                            10,117,705    10,161,386       10,087,935    10,318,413

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                      For the Three Months          For the Nine Months
(Dollars in thousands,                                 Ended September 30           Ended September 30
                                                    --------------------------   --------------------------
 except per share data)                                 2001         2000            2001         2000
------------------------------------------------------------------------------   --------------------------
Net income (loss)                                         $4,401     $(5,545)         $12,746       $2,104

Other comprehensive income, net of tax:

Change in other comprehensive income - deferred
     compensation plan
                                                              12            -            (59)            -

Change in unrealized market value adjustment
     on securities available-for-sale
                                                           5,028        4,782           6,628        3,942
                                                    --------------------------   --------------------------
Total other comprehensive income
                                                           5,040        4,782           6,569        3,942
                                                    --------------------------   --------------------------

Comprehensive income (loss)                               $9,441       $(763)         $19,315       $6,046
                                                    ==========================   ==========================

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

                                                                            Accumulated
                                                                               Other
                                                       Common   Treasury   Comprehensive  Retained
(Dollars in thousands)                                 Stock     Stock        Income      Earnings    Total
-------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                             $36,966    $ (7,140)    $(7,791)     $94,312   $ 116,347
Net income                                                                                  2,104       2,104
Change in unrealized market value adjustment
    on securities available-for-sale, net of                                   3,942                    3,942
    tax of $2,123
Cash dividends declared: common ($.48 per share)                                           (4,910)     (4,910)
Purchase of treasury shares                                       (5,450)                              (5,450)

Common stock issued - dividend reinvestment plan         (14)                                            (14)
                                                   ---------------------------------------------------------
Balance, September 30, 2000                          $36,952    $(12,590)    $(3,849)    $ 91,506   $112,019
                                                   =========================================================

Balance, January 1, 2001                             $36,935    $(13,947)    $   281     $ 93,928   $117,197
Net income                                                                                 12,746     12,746
Change in other comprehensive income - deferred
    compensation plan, net of tax of $(31)                                       (59)                    (59)
Change in unrealized market value adjustment
    on securities available-for-sale, net of                                   6,628                   6,628
    tax of $3,573
Cash dividends declared: common ($.51 per share)                                           (5,110)    (5,110)
Purchase of treasury shares                                       (1,125)                             (1,125)

Common stock issued -
    stock options and dividend reinvestment plan         489                                             489
                                                   ---------------------------------------------------------
Balance, September 30, 2001                          $37,424    $(15,072)     $6,850     $101,564   $130,766
                                                   =========================================================



See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

                                                          For the Nine Months Ended
(Dollars in thousands)                                   September 30       September 30
Operating Activities                                       2001                2000
--------------------------------------------------------------------------------------
  Net income                                                $12,746            $2,104
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses                                 3,091             6,226
    Depreciation expense                                      2,556             2,639
    Amortization of goodwill and other
      intangibles                                               242               447
    Net (increase) in servicing rights                       (2,532)             (709)
    (Accretion)  amortization of investment discount
      and premium                                              (316)              173
    Deferred income taxes                                      (338)              138
    Securities (gains) losses                                  (640)            2,497
    Other (gains) losses, net                                (3,279)            2,489
    Net decrease (increase) in trading account
      securities                                                328              (447)
    Decrease (increase) in interest receivable                  909            (1,353)
    (Decrease) increase in interest payable                    (542)              422
    Originations of loans held-for-sale                    (295,166)          (58,167)
    Proceeds from sale of loans held-for-sale               298,449            55,678
    Net change in other assets & other liabilities              992            (3,078)
                                                        ------------------------------
    Net cash provided by operating activities                16,500             9,059

Investing Activities
--------------------------------------------------
  Proceeds from maturities of securities -
    available-for-sale                                       93,400            23,850
  Proceeds from sales of securities -
    available-for-sale                                       76,420           105,167
  Purchases of securities - available-for-sale             (183,575)         (158,218)
  Net decrease in loans                                       6,432             9,777
  Net increase in premises and equipment                     (1,171)           (1,862)
                                                        ------------------------------
    Net cash used by investing activities                    (8,494)          (21,286)

Financing Activities
--------------------------------------------------
  Net decrease in demand deposits, interest bearing
    demand and savings deposits                              (2,398)          (18,519)
  Net increase in time deposits                              23,554             5,307
  Net (decrease) increase in federal funds
    purchased and securities sold under agreements to
    repurchase                                              (19,824)           10,175
  Decrease in note payable                                   (1,000)           (4,000)
  Net increase (decrease) in borrowings                       3,582            (2,117)
  Net advances from Federal Home Loan Bank                   15,568            38,596
  Issuance of corporation-obligated mandatorily
  redeemable capital securities of subsidiary trust          26,660                 0
  Cash dividends                                             (5,110)           (4,910)
  Purchase of treasury stock                                 (1,125)           (5,450)
  Issuance of common stock                                      489               (14)
                                                        ------------------------------
  Net cash provided by financing activities                  40,396            19,068
                                                        ------------------------------
  Increase in cash and cash equivalents                      48,402             6,841
                                                        ------------------------------
  Cash and cash equivalents at beginning of year             35,272            35,238
                                                        ------------------------------
  Cash and cash equivalents at end of period                $83,674           $42,079
                                                        ==============================


Supplementary Cash Flow Information:
Cash paid for 1) Federal income taxes - $3,850,000 and $2,810,000 for the nine months ended September 30, 2001 and 2000, respectively and 2) Interest - $48,618,000 and $50,261,000 for the nine months ended September 30, 2001 and 2000, respectively.

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2001
(Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - COMPREHENSIVE INCOME
During the first nine months of 2001 and 2000, total comprehensive income amounted to $9,874 and $6,809, respectively. The components of comprehensive income, net of tax, for the nine-month periods ended September 30, 2001 and 2000 are as follows:

                                                          2001       2000
                                                        ------------------
Net income                                              $12,746     $2,104
Change in other comprehensive income -
         deferred compensation plan                         (59)         0
Unrealized gains on available-for-sale securities         6,628      3,942
                                                        ------------------
Comprehensive income                                    $19,315     $6,046
                                                        ==================

Accumulated other comprehensive income, net of related tax, at September 30, 2001 totaled $6,850 and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax and deferred supplemental income, net of tax. Accumulated other comprehensive income and loss, net of related tax, at December 31, 2000 and September 30, 2000 totaled $281 and $(3,849), respectively, and was comprised entirely of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax. Disclosure of reclassification amounts:

                                                                     NINE MONTHS ENDED
                                                               ---------------------------------
                                                                 SEPT. 30, 2001  SEPT. 30, 2000
                                                                 ------------------------------
Unrealized holding gains (losses) arising during the period          $ 7,044          $2,319
Less: reclassification of (gains) losses included in
         net income, net of tax                                         (416)          1,623
                                                                     ------------------------
Net unrealized gains on available-for-sale securities                $ 6,628           $3,942
                                                                     ========================

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement to existing goodwill and indefinite lived intangible assets is expected to result in an increase in net income of $103 ($.01 per share) per year. Additionally, goodwill arising out of the recently completed acquisition of Commerce Exchange Corporation will not be amortized. The amount of the impact of the nonamortization of this goodwill has yet to be determined. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE 4 - ACQUISITION OF COMMERCE EXCHANGE CORPORATION AND ISSUANCE OF TRUST PREFERRED SECURITIES AND SUBORDINATED DEBENTURES
On October 25, 2001 the Company completed the acquisition of Commerce Exchange Corporation located in Beachwood, Ohio. The all-cash transaction is structured as a purchase for accounting purposes and, excluding transaction costs, is expected to be modestly accretive to earnings per share in the first year. Commerce Exchange Corporation's subsidiary, Commerce Exchange Bank, was merged into Second National Bank. The two Commerce Exchange Bank offices in Beachwood and North Olmsted, Ohio are now operated as Second National retail banking centers.

On September 28, 2001, the Company sold, through Second Bancorp Capital Trust I (a newly formed subsidiary), $32 million of 9.00% corporation-obligated manditorily redeemable capital securities of subsidiary trust ("Trust Preferred Securities"). The Trust issued $28 million in Trust Preferred Securities on September 28, 2001 and the remaining $4 million Trust Preferred Securities were issued on October 12, 2001 pursuant to the exercise of an underwriters' over-allotment option. The proceeds of the offering of the Trust Preferred Securities were used by the Trust to purchase, from the Company, Subordinated Debentures due December 31, 2031. The Company used the proceeds from the offering of the Subordinated Debentures to fund the $26.9 acquisition cost for Commerce Exchange Corporation. The remaining net proceeds are being used to repay outstanding debt and to fund the Company's continuing repurchase of its common stock. The effect of the Trust Preferred Securities Offering will impact several key performance indicators of the Company's future financial results. Among those ratios impacted will be the net interest margin, which is expected to decline with the additional of the Trust Preferred Securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Second Bancorp Incorporated is a one-bank holding company headquartered in Warren, Ohio. Our bank, The Second National Bank of Warren, was originally established in 1880. Operating through 37 retail banking centers (including the newly acquired banking centers of Commerce Exchange Bank), we offer a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern and east-central Ohio. Among other things, our consumer banking business includes a large and growing mortgage banking function.

On September 28, 2001, Second Bancorp Incorporated issued through Second Bancorp Capital Trust I, a newly formed subsidiary, 2,800,000 shares of 9.00% Cumulative Trust Preferred Securities, $10 liquidation amount, in a public offering underwritten by Stifel, Nicolaus & Company, Incorporated and Sandler O'Neill & Partners, L.P. as co-representatives for a group of underwriters. The underwriters were also granted a 30-day option to purchase up to an additional 400,000 Trust Preferred Securities to cover over-allotments. This option was exercised by the underwriters and an additional 400,000 Trust Preferred Securities were issued on October 12, 2001.The gross proceeds of the offering of the Trust Preferred Securities was $32 million.

The Trust Preferred Securities represent undivided beneficial interests in the assets of Second Bancorp Capital Trust I which was established as a Delaware business trust for the purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities mature on December 31, 2031 and are redeemable on or after December 31, 2006. Proceeds of the offering of the Trust Preferred Securities were invested by Second Bancorp Capital Trust I in $32,989,700 9.00% Subordinated Debentures of Second Bancorp Incorporated due December 31, 2031. Second Bancorp Incorporated used the proceeds received by it to fund the $26.9 million cash price for the acquisition of Commerce Exchange Corporation which was completed on October 25, 2001. Proceeds in excess of that cash price are being used by Second Bancorp Incorporated to pay off existing short-term indebtedness and for other general corporate purposes.

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

Financial Condition

At September 30, 2001, the Company had consolidated total assets of $1.61 billion, deposits of $1.06 billion and shareholders' equity of $131 million. Since September 30, 2000, total assets have increased by $47 million or 3%, primarily as a result of the issuance of the Trust Preferred Securities in anticipation of the Commerce acquisition. Gross loans have increased nominally during the past year by $1 million to $1.061 billion as of September 30, 2001. Consumer lending activities have resulted in a strong increase in outstanding consumer loan balances, while the sale of the residential mortgage loans has resulted in a reduction of total residential mortgage loans from a 33% concentration of total loans as of September 30, 2000 to 30% at the most recent quarter end. Consumer loans represented 27% of loans at the end of the third quarter of 2000 versus 30% for the third quarter of 2001. Cash, federal funds sold and other liquid assets increased by $42 million during the past 12 months primarily as a result of the issuance of the Trust Preferred Securities. Subsequently, $26.9 million of the cash was utilized in the fourth quarter of 2001 to fund the Commerce acquisition.

Deposits decreased by $27 million since September 30, 2000 primarily as a result of decreases in savings account and time deposit balances. Core transaction account funding, which includes DDA and NOW accounts, increased by $15 million since September 30, 2000, due to the positive momentum in new account growth associated with new deposit account offerings, internal sales incentives and increased advertising. Federal Home Loan Bank advances have increased by $28 million since a year ago, allowing the Company to raise additional longer-term funding. The Trust Preferred Securities totaled $26.7 million as of September 30, 2001 with an additional $3.8 million issued during the fourth quarter of 2001.

Since December 31, 2000, total assets have increased by an annualized rate of 5.4%, primarily through an increase in liquid assets. Deposits have increased by $21 million and now total $1.06 billion. The increase in deposits was attributable to an increase in core transaction account balances as well as short-term time deposits. Gross loans have decreased since the end of last year by $10 million, indicating the effectiveness of the residential real estate line of business. Although the Company has generated $347 million in new residential real estate loans, $295 million, or 83% of those loans produced, have been sold into the secondary market. As a result, residential real estate loan balances have decreased by $30 million from a year ago.

Results of Operations
Quarterly Comparison


The Company reported net operating income of $4,401,000 for the third quarter of 2001. Net income for the third quarter represented forty-three cents ($.43) per share on a diluted basis. Operating return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.11% and 13.87%, respectively, for the third quarter of 2001 compared to (1.34%)% and (19.01)% for last year's third quarter. The third quarter of 2000 was heavily influenced by a major restructuring of the balance sheet. The restructuring resulted in $9,022,000 in after-tax restructuring and other charges. Absent those charges, earnings for the period would have been $3,477,000 or thirty-four cents ($.34) per share. After tax charges to earnings (losses) during the third quarter of 2000 resulting from the balance sheet restructuring were $1,825,000 on securities sales; $2,836,000 on mortgage loan sales; $2,665,000 on additions to the loan loss reserve to reflect the shift in loan mix; $393,000 on Federal Home Loan Bank advance prepayments; and $1,303,000 on other non-recurring expenses. One of the effects of the third quarter 2000 restructuring was to minimally shrink the Company's balance sheet as $130 million in below market, fixed rate loan assets were sold and $100 million of the proceeds were used to reduce exposure on higher cost Federal Home Loan Bank advances. Some of the positive net effects of these actions will be to significantly improve balance sheet flexibility and liquidity, reduce the earnings drag caused by a large mortgage loan portfolio, and ease the overall cost of funds. Excluding the restructuring charges, operating return on average assets (ROA) and return on average total shareholders' equity (ROE) would have been .84% and 11.92%,

Commercial Lending. Commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. To a lesser extent, we also make construction loans and finance commercial equipment leases. Commercial loans comprised approximately 40% of our total loan portfolio at September 30, 2001. As a result of the Commerce acquisition, the commercial loan balances (including commercial real estate loans) have increased to $523 million, or 46.6% of gross loans as of October 31, 2001.

Retail Lending. The Company offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat loans, credit cards and overdraft protection for checking account customers. At September 30, 2001, approximately 46% of our consumer loans consisted of indirect auto loans. Our indirect auto loans are originated through new car dealers in the local area. Indirect auto originations have decreased significantly since mid year. New loan originations averaged $6.5 million during the second quarter of 2001 and $2.25 million during the third quarter of 2001. The reduction was a result of tighter credit standards being employed. Consumer loans comprised approximately 30% of our total loan portfolio at September 30, 2001.

Trust. The trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. During 2000, personal trust accounts and employee benefit accounts produced approximately 75% and 25% of the total revenues of the department, respectively. The department began offering a daily valuation service for 401(k) plans during the third quarter of 2001, which is expected to position the Company well for future growth in employee benefit assets and revenues. Fee income is down 8.6% from the third quarter of 2000 due to the reduction in the amount of assets under management caused by the loss of over $150 million in accounts and the decline in overall equity values over the period. Our trust department had approximately $601 million in assets under management at September 30, 2001.

Mortgage Banking. Our mortgage department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate a recurring stream of fee income. We sold approximately $120 million of loans during the third quarter of 2001, generating a net gain of $1,358,000. We service $652 million in mortgage loans for others at September 30, 2001.

Asset Quality. The reserve for loan losses represented 1.45% of loans as of September 30, 2001. The determination of the reserve for loan losses is based on management's evaluation of the potential losses in the loan portfolio at September 30, 2001 considering, among other relevant factors, repayment status, borrowers' ability to repay, collateral and current economic conditions. The methodology for the provision for loan losses includes analysis of various economic factors including loan losses and portfolio growth. The provision for loan losses decreased to $988,000 for the third quarter of 2001 from $4,893,000 during the same period in 2000. Absent the additional $4.1 million provision associated with the third quarter 2000 restructuring, the provision would have been $793,000. Total net charge-offs were $1,168,000 for the third quarter of 2001 versus $1,180,000 for the third quarter of 2000. Loan losses are expected to remain slightly above their historical level of .30% of loans for the remainder of the year. The reserve was 1.42% of total loans at September 30, 2000. Non-accrual loans have increased over the past year and total $4,273,000 as of September 30, 2001 versus $3,821,000 as of the same date last year. Similarly, loans past due over 90 days and still accruing totaled $4,693,000 as of September 30, 2001 versus $3,171,000 as of the same date last year, reflecting the general economic slowdown in both the national and local economies. Both the non-accrual and loans past due over 90 days and still accruing balances are down from the linked quarter ($4,666,000 and $5,415,000, respectively).

Net Interest Income. Net interest income for the third quarter of 2001 increased by $867,000 from the same period last year to $12,473,000. The increase was due to an improved net interest margin, partially offset by a decline in average earning assets. The net interest margin improved to 3.49% for the third quarter of 2001 versus 3.14% for the same period in 2000. The reduction in average interest earning assets during the past 12 months was strongly influenced by the sale of mortgage loans in the third quarter of 2000.


Non-interest Income. Non-interest income (excluding security gains and losses and trading activity) totaled $4,420,000. Excluding the restructuring charge for the loss on the sale of loans, the third quarter 2000 non-interest income would have been $3,683,000. The improvement came from a variety of sources including:
1) an increase in 15.6% in service charges on deposit accounts attributable to a revised deposit account structure, fee schedule, collection procedures and an increase in the number of accounts and 2) an increase in the gain on sale of loans from $520,000 (excluding restructuring) to $1,394,000 primarily due to lower mortgage rates and the resulting increase in refinancing activity. Trust department income is down 8.6% from the third quarter of 2000 due to the reduction in the amount of assets under management caused by the loss of over $150 million in accounts and the decline in overall equity values over the period. Miscellaneous income is down by 21% due to an increase of $475,000 in the valuation allowance for mortgage servicing rights. The rapid drop in long-term interest rates has increased prepayment speeds, causing a reduction in value of the servicing rights. Increasing prepayment speeds are anticipated to require additional adjustments in the valuation allowance for mortgage servicing rights in the fourth quarter of 2001.

Non-interest Expense. Expenses for the third quarter of 2001 were $3,058,000 lower than for the same period in 2000. Even excluding the impact of the third quarter restructuring, expenses were down $449,000,or 4.3%. Reductions were realized in all expense categories from a year ago. The Company expects to continue to focus on cost controls and reductions in the coming quarters.

Year-to-date Comparison:
The Company reported net income of $12,746,000 ($1.26 per diluted share) for the first nine months of 2001. Income before cumulative effect of accounting change ("operating net income") was $12,847,000 ($1.27 per diluted share), substantially greater than the net income reported for the same period in 2000. Excluding the third quarter 2000 restructuring charges, net income would have been $11,126,000, or $1.08 per diluted share. The following ratio discussion references operating net income for 2001 and 2000. Return on average assets
(ROA) and return on average total shareholders' equity (ROE) were 1.09% and 13.97%, respectively, for the first nine months of 2001 compared to 0.93% and 12.87% for the same period last year. A strong increase in non-interest income and a 4.2% reduction in expenses helped increase net income and offset a neutral net interest margin and an increase of $965,000 in provision for loan losses from the first nine months of 2000.

Asset Quality. The provision for loan losses increased to $3,091,000 for the first nine months of 2001 from $2,126,000 during the same period in 2000 (excluding restructuring charges). The increase is due to an increase in consumer charge-offs, which elevated total charge-offs to $2,879,000 for the first three quarters of 2001 versus $2,355,000 during the first three quarters of 2000. Loan losses are expected to remain slightly above their historical level of .30% of loans for the remainder of the year.

Net Interest Income. Net interest income for the first nine months of 2001 was nearly unchanged at $36,387,000. The net interest margin held at 3.47% from a year ago on an operating basis and average earning assets declined by 1.5% from the first nine months of 2000.

Non-interest Income. Non-interest income (excluding security gains and losses, trading and restructuring activity) totaled $13,022,000, or 19.0% higher than the first nine months of 2000. The increase came from a variety of sources including: 1) an increase of 17.7% in service charges on deposit accounts attributable to a revised deposit account structure, fee schedule, collection procedures and an increase in the number of accounts and 2) an increase in the gain on sale of loans from $1,220,000 to $3,283,000 primarily due to lower mortgage rates and the resulting increase in refinancing activity. Trust department income is down 21.5% from the first three quarters of 2000 due to the reduction in the amount of assets under management caused by the loss of over $150 million in accounts and the decline in overall equity values over the period. Security gains for the first nine months of 2001 totaled $640,000 versus $317,000 for the same period in 2000. Miscellaneous income was virtually unchanged at $5,625,000 for the first three quarters of 2001, but included an increase in the valuation allowance for mortgage servicing rights of $505,000. The rapid drop in long-term interest rates has increased prepayment speeds, causing a reduction in value of the servicing rights. Increasing prepayment speeds are anticipated to require additional adjustments in the valuation allowance for mortgage servicing rights in the fourth quarter of 2001.

Non-interest Expense. Expenses for the first nine months of 2001 were 4.2% lower than for the same period in 2000. Reductions were realized in all expense categories except equipment and occupancy, which were 0.6% and 0.9% greater, respectively. The Company expects to continue to focus on cost controls and reductions in the coming quarters.


Capital resources. Shareholders' equity has increased by $13.6 million since December 31, 2000 due to the increase in accumulated other comprehensive income ("OCI"), which increased by nearly $6.6 million since year-end, and the increase in retained earnings, which increased by $7.6 million since year-end. The Company has slightly more than 180,000 shares remaining under the present repurchase authorization. Repurchases under this authorization are expected to be completed through open market transactions at prevailing market prices and are discretionary, based upon management's periodic assessment of market conditions and financial benefit to the Company. This continuing repurchase authorization will remain in effect until amended or withdrawn by subsequent board action. As of October 31, 2001, the Company had repurchased 833,312 of shares of common stock.

Liquidity. Management of the Company's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $37 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. There were no outstanding balances against the unsecured lines of credit as of September 30, 2001.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would increase by 3.1% if interest rates would immediately rise by 200 basis points. It projects a decrease in net income of 3.1% if interest rates would immediately fall by 200 basis points. Management believes this reflects an acceptable level of risk from interest rate movements. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook. Management expects interest rates to have a neutral to downward bias for the remainder of 2001 and a neutral bias for the first half of 2002.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of long-term fixed rate mortgages through the secondary mortgage market. The Company also may use interest rate swaps, caps and floors to manage interest rate risk.

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

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable


Item 5. Other Information - On September 28, 2001, Second Bancorp Incorporated issued through Second Bancorp Capital Trust I, a newly formed subsidiary, 2,800,000 shares of 9.00% Cumulative Trust Preferred Securities, $10 liquidation amount, in a public offering underwritten by Stifel, Nicolaus & Company, Incorporated and Sandler O'Neill & Partners, L.P. as co-representatives for a group of underwriters. The underwriters were also granted a 30-day option to purchase up to an additional 400,000 Trust Preferred Securities to cover over-allotments. This option was exercised by the underwriters and an additional 400,000 Trust Preferred Securities were issued on October 12, 2001.The gross proceeds of the offering of the Trust Preferred Securities was $32 million.

The Trust Preferred Securities represent undivided beneficial interests in the assets of Second Bancorp Capital Trust I which was established as a Delaware business trust for the purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities mature on December 31, 2031 and are redeemable on or after December 31, 2006. Proceeds of the offering of the Trust Preferred Securities were invested by Second Bancorp Capital Trust I in $32,989,700 9.00% Subordinated Debentures of Second Bancorp Incorporated due December 31, 2031. Second Bancorp Incorporated used the proceeds received by it to fund the $26.9 million cash price for the acquisition of Commerce Exchange Corporation which was completed on October 25, 2001. Proceeds in excess of that cash price are being used by Second Bancorp Incorporated to pay off existing short-term indebtedness and for other general corporate purposes. The Trust Preferred Securities are traded on the Nasdaq National Market under ticker symbol "SECDP".

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:

Exhibit 4.1. Indenture for Subordinated Debentures due 2031 of Second Bancorp Incorporated, dated September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company, as indenture trustee

Exhibit 4.2.  Amended and Restated Trust Agreement of Second Bancorp
              Capital Trust I, dated September 28, 2001, by and among Second Bancorp Incorporated, as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein.

Exhibit 4.3. Preferred Securities Guarantee Agreement, dated September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company

Exhibit 11.   Statement re: computation of earnings per share

The Company filed a report on Form 8-K on July 26, 2001 to announce earnings for the second quarter of 2001. The Company filed a report on Form 8-K on July 26, 2001 to announce the execution of a definitive merger agreement with Commerce Exchange Corporation. The Company filed a report on Form 8-K on October 1, 2001 to announce the issuance of Trust Preferred Securities. The Company filed a report on Form 8-K on October 22, 2001 to announce earnings for the third quarter of 2001. The Company filed a report on Form 8-K on October 30, 2001 to announce the completion of the acquisition of Commerce Exchange Corporation. (See Note 4 of the Notes to Consolidated Financial Statements for more information regarding the acquisition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: November 14, 2001                     /s/ David L.  Kellerman
      -------------------------------------------------------------------
                                            David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.