Form 10-Q/A
period 2001-09-30
SECOND BANCORP INC
filed 2001-11-27
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               ------------------

                                   FORM 10-Q/A

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

OR

( ) TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934.  For the transition period ..... to .....

Commission file number: 0-15624
                        -------

                           SECOND BANCORP INCORPORATED
             (exact name of registrant as specified in its charter)
Ohio                                                            34-1547453
-----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


108 Main Ave. S. W. Warren, Ohio                             44482-1311
-----------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 to correct a inaccurate figure for loans and the reserve for loan losses as of that date. Both were under-reported by $37,000

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

INDEX                                                                     Page
                                                                         Number
                                                                         ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated balance sheets -
         September 30, 2001 and 2000 and December 31, 2000..............   3

Consolidated statements of income -
         Three and nine months ended September 30, 2001 and 2000........   4

Consolidated statements of comprehensive income -
         Three and nine months ended September 30, 2001 and 2000........   5

Consolidated statements of shareholders' equity -
         Nine months ended September 30, 2001 and 2000..................   6

Consolidated statements of cash flows -
         Nine months ended September 30, 2001 and 2000..................   7

Notes to consolidated financial statements - September 30, 2001.........   8-9

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........   10-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk......   14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................   15
         Item 2.  Changes in Securities.................................   15
         Item 3.  Defaults upon Senior Securities.......................   15
         Item 4.  Submission of Matters to a Vote of Security
                  Holders...............................................   15
         Item 5.  Other Information ....................................   15
         Item 6.  Exhibits and Reports on Form 8-K   ...................   16

         SIGNATURES                 ....................................   17

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Second Bancorp Incorporated and Subsidiaries
Consolidated Balance Sheets

                                                      September 30      December 31     September 30
                                                    ---------------------------------------------------
(Dollars in thousands)                                    2001             2000             2000
-------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------
Cash and due from banks                                    $    32,441     $    35,272     $    34,079
Federal funds sold and temporary investments                    51,233               0           8,000
Trading account                                                      0             328             447
Securities:
   Available-for-sale (at market value)                        407,004         382,098         400,176
Loans                                                        1,060,778       1,070,089       1,059,530
Less reserve for loan losses                                    15,429          15,217          15,040
                                                         ---------------------------------------------
   Net loans                                                 1,045,349       1,054,872       1,044,490
Premises and equipment                                          16,650          18,039          17,798
Accrued interest receivable                                     10,272          11,181          10,630
Goodwill and intangible assets                                   8,328           6,038           6,193
Other assets                                                    37,742          38,462          39,804
                                                         ---------------------------------------------
            Total assets                                   $ 1,609,019     $ 1,546,290     $ 1,561,617
                                                         =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
Deposits:
   Demand - non-interest bearing                           $   111,539     $   110,045     $   107,391
   Demand - interest bearing                                    94,831          87,268          83,991
   Savings                                                     234,601         246,056         262,024
   Time deposits                                               616,320         592,766         630,971
                                                         ---------------------------------------------
      Total deposits                                         1,057,291       1,036,135       1,084,377

Federal funds purchased and securities sold under
   agreements to repurchase                                    110,071         129,895         116,707
Note payable                                                         0           1,000               0
Other borrowed funds                                             5,745           2,163           3,622
Federal Home Loan Bank advances                                267,301         251,733         238,872
Accrued expenses and other liabilities                          11,185           8,167           6,020
Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trust                              26,660               0               0
                                                         ---------------------------------------------
          Total liabilities                                  1,478,253       1,429,093       1,449,598

Shareholders' equity:
   Common stock, no par value; 30,000,000 shares
      authorized; 10,828,310, 10,787,310 and 10,776,870
      shares issued, respectively                               37,424          36,935          36,952
   Treasury stock; 801,512, 730,200 and
      639,920 shares, respectively                             (15,072)        (13,947)        (12,590)
  Other comprehensive income                                     6,850             281          (3,849)
   Retained earnings                                           101,564          93,928          91,506
                                                         ---------------------------------------------
         Total shareholders' equity                            130,766         117,197         112,019
                                                         ---------------------------------------------
            Total liabilities and shareholders' equity     $ 1,609,019     $ 1,546,290     $ 1,561,617
                                                         =============================================

See notes to consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: November 26, 2001                     /s/ David L.  Kellerman
      -------------------------------------------------------------------
                                            David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.