Form 10-K405
period 2001-12-31
SECOND BANCORP INC
filed 2002-03-27
CIK 803112

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Registrant’s telephone number, including area code:
330.841.0123

Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, no par value	The Nasdaq National Market

Securities registered pursuant to Section 12(b) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 22, 2002 as reported on the NASDAQ National Market System, was approximately $201,375,374. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2002, the registrant had outstanding 9,936,971 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders’ meeting to be held on April 18, 2002 are incorporated by reference into Part III.

PART I.

Item 1. BUSINESS

General

Second Bancorp Incorporated, (“Second Bancorp”) is a one-bank financial holding company with its most significant subsidiary being The Second National Bank of Warren (“Second National”), a Warren, Ohio based commercial bank. Operating through thirty-seven branches, Second National offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern and east-central Ohio. At December 31, 2001, Second Bancorp had consolidated total assets of $1.68 billion, deposits of $1.12 billion and shareholders’ equity of $128 million. The Corporation also maintains another subsidiary, Second Bancorp Capital Trust I, which was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust for the primary purpose of funding our acquisition of Commerce Exchange Corporation.

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

Primary Business Operations

We currently have four traditional primary business operations.

Commercial Lending. Our commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. Typically, our customers’ financing requirements range from $250,000 to $10 million. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. Commercial loans comprised approximately 45% of our total loan portfolio at December 31, 2001.

Consumer Lending. We offer a full range of consumer loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat loans, credit cards and overdraft protection for checking account customers. At December 31, 2001, approximately 42% of our consumer loans consisted of indirect auto loans which are originated through auto dealers in the local area. Consumer loans comprised approximately 28% of our total loan portfolio at December 31, 2001.

Trust. Our trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. During 2001, personal trust accounts and employee benefit plan accounts produced approximately 76% and 24% of the total revenues of the department, respectively. The anticipated addition of a daily valuation service for 401(k) plans is expected to position us well for future growth in employee benefit plan assets and revenues. Our trust department had approximately $622 million in assets under management at December 31, 2001.

Mortgage Banking. Our mortgage banking department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales typically generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and supplement our portfolio of serviced loans which generate fee income. We originated approximately $600 million of loans in 2001 and serviced $813 million in mortgage loans for others at December 31, 2001.

Operating Strategy

Reallocating our business mix to strengthen and stabilize our net interest margin. We are focused on restructuring both the asset and liability side of our balance sheet in order to increase our net interest margin and reduce net interest margin volatility. We are actively working to improve profitability by generating more core deposits in order to reduce our cost of funds. To achieve this goal, we have launched a new product line of personal and business deposit accounts including many new and innovative products, allocated more funding to advertising, and introduced employee incentives focused on core deposit growth. During 2001 (and excluding accounts acquired through acquisition), the number of transaction accounts (demand deposit and NOW accounts) increased at an annualized rate of 3.9%. On the asset side, we intend to return to a more traditional commercial bank mix which had been impacted by our acquisition of a large thrift in 1998. We are focused on making our loan portfolio more balanced and our plan is to grow the higher yielding consumer loans, which were approximately 28% of total loans at December 31, 2001, to at least 35% of total loans within two years. Although we plan to reduce the size of our real estate loan portfolio to help achieve this balance, we will continue to aggressively develop the real estate side of our business, selling a large part of our production while retaining the loan servicing rights.

Improving financial performance by leveraging our financial information system and controls. We intend to improve our financial performance and efficiency by leveraging our newly installed, state-of-the-art financial information system which will allow us to budget and assess financial performance across the entire organization. the use of this sophisticated tool throughout the organization is a vital link in our efforts to rigorously control costs and react quickly to changes in our markets. This financial information system supports growth, efficiency and flexibility, by incorporating line-of-business accountability, comprehensive budgeting, forecasting flexibility and “real-time” reporting. This comprehensive new budgeting and forecasting system will give us the ability to forecast on an 18-month time horizon and to continuously update those forecasts as market conditions change. The value of the financial information system is that it allows us to better manage our business “by the numbers”, focusing on responsibility, accountability and the ability to proactively manage our lines of business. We anticipate that the financial information system will allow us to keep on budget and remain responsive to market opportunities.

Improving efficiency. We are committed to improving our efficiency, including implementing disciplined cost controls and aligning management incentives with corporate goals. We are focused on streamlining, reorganizing and re-examining our policies, processes and procedures. We believe we will be able to reduce personnel costs through attrition and still maintain our high level of customer service, due in part to the accountability and responsibility focus enabled by our new financial information system. Evidence of success in these efficiency measures are the reduction in our efficiency ratio from 62.2% for 2000 to 58.4% for 2001 and the reduction in our non-interest expenses (on an operating basis, exclusive of 2000 restructuring charges and 2001 merger-related costs) for 2001 by approximately 6% compared to the same period last year.

Creating a culture focused on building strong, profitable customer relationships. Our business depends on increased relationship building in our northeastern and east-central Ohio service area where we do all of our banking business. We believe one of our key competitive products and services typically offered by regional banks while, at the same time, allowing us the ability to establish the closer customer relationships of a community bank. We focus on a decentralized decision making structure which delegates increased authority to the employees located in our 37 retail banking centers. This approach enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs.

Increasing emphasis on fee income. In order to diversify our revenues, we are committed to movement toward greater fee income through enhancement and extension of our financial services. Our mortgage banking business and our trust department should contribute to fee income growth through market expansion of our mortgage originations and increased sales of trust services. In addition, we intend to increase fee income through the growth of our private banking business and our investment center, which provides a wide variety of mutual funds, annuities, stocks, bonds and insurance products. We believe there will be opportunities to create synergies among trust, private banking and investment center clients allowing us to become a more relationship-based financial services provider. Non-interest income represented 27.3% of total revenues during 2001 compared to 22.3% for the same period last year.

Expansion Strategy

We have been committed to controlled expansion since 1988 by focusing on strengthening market share in our existing communities and expanding into new markets, many of them in high growth areas with strong demographics. During this period, we have expanded our coverage area from one county served by 9 retail banking centers to our current 9 counties covered by 37 retail banking centers. In the process, we have grown from less than $300 million in assets in 1988 to $1.7 billion at December 31, 2001, specifically through our 1998 acquisitions of two financial institutions, The Trumbull Savings and Loan Company also headquartered in Warren and Enterprise Bank located in the dynamic suburban Cleveland market. Also, we acquired Commerce Exchange Bank in 2001 to add to our presence in the Cuyahoga County/Cleveland market.

In the future, we intend to explore and consider de novo branching opportunities and potential acquisitions of community banks, thrifts and other financial service businesses. We will focus on acquiring institutions which are accretive to our earnings per share. Our de novo branching strategy will focus primarily on high growth areas with strong market demographics in which we have the potential to grow market share.

Acquisition of Commerce Exchange Corporation

On October 25, 2001 we acquired Commerce Exchange Corporation. Its subsidiary, Commerce Exchange Bank, had two branches — one in Beachwood, Ohio and one in North Olmsted, Ohio. Both became Second National Bank of Warren retail banking centers upon completion of the transaction. The acquisition enhances our presence in the attractive suburban Cleveland market. Commerce Exchange Corporation, had total assets of $111 million, total loans of $91 million, total deposits of $95 million and shareholders’ equity of $11 million at the acquisition date. We paid $26.9 million in cash for Commerce Exchange Corporation.

Cornerstones of Progress

In last year’s annual report, we established four cornerstones of our continuing progress:
•	People
•	Knowledge
•	Products and Services
•	Communications

During 2001, Second National Bank built upon this foundation in a concerted effort to stretch higher than ever...to reach farther than our competition...and to achieve objectives that will contribute to well-managed future growth and profitability. Cornerstones are sometimes thought of as rigid and unmoving. In reality, our cornerstones are dynamic and energized. They are solid and time-tested to support our discipline and good business practices...yet flexible enough to meet the changing needs of the markets we serve. In short...they are patterns. Patterns of progress. What follows is an overview of the shapes those patterns took during 2001.

People provide the energy that drives business forward. That seems like a self-evident statement...but some businesses forget that it is true. Not us. At Second National Bank we believe in the strong, reliable, fundamental principle of “managing by the numbers”. At the same time we never forget that the numbers, themselves, must be managed by well-trained, dedicated professional people. One of the best examples of how people become part of our patterns of progress is the Bank’s Trust Department which, during 2001, attracted and hired a number of highly qualified professionals with considerable trust experience in community banking environments. Second National Bank was the first choice of these individuals because of our reputation for working directly and personally with clients. Other trust departments have become characterized by impersonal 800-number-type transactions with little or no continuity in relationship management. We are gratified that top-quality talent regards Second National Bank as a business where people truly do make the difference in banking.

Once again, the U.S. Small Business Administration (SBA) recognized Second National Bank for achieving the top position in SBA loan volume among community bank lenders in the Cleveland District. During the SBA’s fiscal 2001, Second National originated 74 loans representing nearly $9 million. Our lending expertise positions us to fulfill our commitment to business growth within our communities, especially small businesses and women or minority entrepreneurs who need an extra boost in getting started.

Second National Bank’s new, highly innovative Client Advantage Program (CAP) guides all Bank resources toward the highly focused goal of providing maximum...but also highly individualized ...advantages to clients. CAP is built on a three-part foundation:

1)  Cultivating positive, long-term relationships with clients.

To remain competitive we believe that our Bank can no longer be satisfied with short-term customer business based on simple, periodic purchases of products and services, but must enable customers to become clients through dedicated relationship-building that accurately identifies their true preferences. That, in turn, will determine which combination of our high-quality products and services will best meet clients’ continuing needs.

2)   Discovering our clients’ preferences and needs through Client Preference Interviews.

During this key process, comprehensive knowledge gathered by Second National Bank associates replaces guesswork in the Bank’s ability to address current client preferences and anticipate future needs. In order to build positive, long-term client relationships we must develop a keen insight into client needs. In order to increase cross-sell ratios we must have knowledge of what product mixes are most valuable...and this knowledge must be specific to each individual client. Educated selling means that every time we have contact with a client we expand our knowledge of who they are, what their goals are, what their financial circumstances are...even personal details having to do with their families, jobs, hobbies, birthdays. Sometimes we’ll gain this knowledge through formal tools such as Client Preference Interviews. Other times, it will be a simple matter of jotting down observations made during relatively informal conversations. The key, of course, is learning to listen.

3)   Using detailed, reliable knowledge about our clients as the basis for determining how our five major lines of business can be best used to the advantage of all.

Second National Bank provides a diverse selection of products and services to meet client needs. The strength of CAP is rooted in the organization’s ability to access, for the benefit of clients, combined resources from all areas: Retail and Commercial Banking...Trust...Mortgage Lending...Deposit Generation. Enhanced flexibility in responding to client needs, based on solid knowledge of how we can best provide advantages, will enable our Bank to work together efficiently without traditional, territorial walls between lines of business.

Although other banking and financial organizations cite the process of long-term relationship building as an objective, what differentiates our CAP effort is the level to which it has been formalized and integrated into Second National’s superstructure. Our Client Preference Interviews, for example, are highly detailed, demographically based surveys intended to be evolutionary and long-term in nature. They are part of the Bank’s overall computer network so as to be accessible by all who need the information as a way of knowing how and when a client should be approached for cross-selling purposes. The client data provided via this process will help ensure that we not only address individual client needs in an educated fashion, but it also accommodates geographic and other demographic differences between markets.

Moreover, we have built into the CAP program well defined methods for measuring progress. A Monthly Achievement Results progress report gives us the ability to evaluate each of our banking centers and the associates within those locations, as to how effectively the CAP program is being initiated. This too is fully integrated with our internal computer network as a way of capturing and evaluating performance data as it relates to specific client needs.

Once CAP has been firmly established in the banking centers, throughout the retail side of the business and encompasses all personal bankers and account managers, the program will then be broadened into other areas including Mortgage Lending, the Trust Department, and Private Banking. Our initial experiences in retail sales will have, by that time, helped us to refine our tracking methodology and our overall expectations. We will be able to establish accurate benchmarks. We will understand where additional training is necessary. We will have a firm foundation for effective communications within the organization. Of most importance, we will be in a position to build upon the success that comes from knowing our clients.

Second National Bank is driven by facts...not by guesses, or hunches, or the flip of a coin. Our success is based on the reality that knowledge is strength. Strength is the ability to use resources to optimum efficiency. Efficiency enables a competitive advantage. A competitive advantage results in improving profitability.

2001 was a year of growing...through knowing...and a continued emphasis on “managing by the numbers”. The examples are numerous:

•	Implementation of the Financial Information System
(FIS) continues to provide improved accountability and responsibility for each line of business. In 2002, results will be used to measure line of business profitability.

•	A more robust foundation for Second National Bank’s in-house document preparation system was implemented in September. As a result, all retail Bank associates now share information stored in a centralized database.

•	A Monthly Achievement Results progress report was designed and activated to give up-to-date information regarding the performance of sales associates in the banking centers. The information is collected from several tracking and reporting systems bank-wide and is presented in a consolidated user-friendly format by individual associate, by banking center, by region and by bank totals for the current month, year-to-date, and a running 12 month period. This initiative will assist in the ongoing professional development of sales associates through our Client Advantage Program.

How specifically has knowledge resulted in gains for the organization?

An unwavering focus on efficiency resulted in notable achievements during 2001 including successful control of fixed asset spending. Outstanding fixed asset balances have decreased by 9 percent at year-end compared to year-end 2000. Control over expenses was also right on target.

Additionally, our command of the numbers, and ability to act correctly according to what we learn from them, has enabled Second National to:

•	Implement pricing models allowing for profitable pricing in the face of lower rates.

•	Achieve strong investment performance on our portfolio during a year of rapidly falling rates.

•	Maintain well-structured assets.

•	Successfully implement beneficial tax strategies.

•	Effectively manage interest rate risk during a year of continuously falling rates, allowing for improvement of the interest margin during the year and projections for a stronger margin once rates stabilize.

•	Implement new procedures for providing for loan losses, assuring proper reserve levels and reducing risk of fluctuations in earnings going forward.

What we do is who we are. The diverse selection of high-quality products and services, offered by Second National Bank to its growing base of clients, is a reflection of the organization we strive to be: purposeful, responsive, helpful, rewarding.

Second National’s Personal Online Banking Program is exactly where we projected it to be. Based on industry standards we initially anticipated that 5% of Second National customers would opt into the online program during the first year, with 5% of those participants signing up for the online bill payment feature. In that regard, registrations are running true to expectations.

Moreover, with a few clicks on www.secondnationalbank.com, business clients of Second National Bank can access balance and transaction information, initiate transactions and perform other cash-management functions, all without leaving the office...thanks to Second National’s new Online Business Banking program.

This new service will save our clients significant time by streamlining their day-to-day banking tasks. Online Business Banking provides 24-hours-a-day flexibility that features more control over cash balances and enables users to increase their professional productivity by reducing physical trips to the bank, leaving more time for other important business issues. Specific attributes of Online Business Banking capabilities include the ability to originate electronic debits and credits; pay bills, loans and taxes; transfer funds between accounts; create payroll direct deposit transactions; and request wire transfers. Accessible via a standard web browser, Second National’s Online Business Banking thoroughly secures client data and protects deposits using an advanced technology that ensures proper authentication of authorized users.

A business debit card is now available on Small Business Checking, Small Business Interest Checking, Flex Business Checking and Flex Business Interest Checking accounts. With the business debit card all purchases made are conveniently debited from a Second National Bank business checking account. Among the many benefits of the new business debit card: the fact that it’s more convenient to carry than a business check book...is accepted worldwide by stores, by mail, via the Internet and telephone...can be set by the user for different spending limits and transaction capabilities for each employee’s card...and, unlike a credit card, will incur no monthly finance charges.

A new Express Home Improvement Loan was made available for low-and-moderate income families. This program makes home improvement financing more affordable. That, in turn, builds property values and enhances our communities. This is yet another example of the many ways in which Second National strives to be and succeeds in being a true leader in meeting the credit needs of the communities we serve.

Progress serves little purpose if it cannot be shared to the benefit of all. At Second National Bank, the patterns of our business life link us together with the clients we serve. We take this bond seriously. Our work is governed and focused by a commitment to reach out beyond the norm...to be much, much more than just another bank...to be exceptional in our care of clients...and to share our opportunities throughout our marketplace.

Throughout the organization, during 2001, numerous communications initiatives were enacted. These included a variety of direct mailings with follow-up outbound calls to promote consumer loans, new and refinanced mortgages and investment center offerings.

The Bank also gained high visibility within the communities we serve via well-placed television, radio and newspaper advertising. Statement stuffers, coupons and point-of-purchase materials supported product and service promotions, as did sweepstakes focused on individual products or individual banking centers. Of key importance, a proactive emphasis was placed on the importance of telemarketing, with outbound call training being provided to all retail banking center associates. We believe that every person at Second National is a relationship builder. In today’s highly competitive environment, each of us must evaluate how, in our particular jobs, he or she can use effective communication techniques to first get the attention of a prospect or client...second, gather information from that person so as to learn their needs...and third, ask for their business based on what we know those needs to be.

On July 23, Second Bancorp, Inc. and Commerce Exchange Corporation announced a merger agreement for the acquisition of Commerce and its banking subsidiary Commerce Exchange Bank by Second Bancorp. Commerce Exchange Bank merged into Second Bancorp subsidiary Second National Bank. The acquisition contributed more than $100 million in assets and two additional Second National Bank retail banking centers.

This consolidation combines the traditional small- to mid-market commercial lending strengths of both companies and will strengthen Second National’s presence in the attractive suburban Cleveland market. This represents our organization’s second acquisition in Cuyahoga County during the past four years, demonstrating our commitment to this dynamic market.

On September 4, Second National Bank opened a facility in Hubbard, Ohio, capitalizing on a solid existing customer base plus establishing closer geographic ties to the Pennsylvania market.

With six banking centers in Summit County, the time came, during 2001, for Second National to expand its downtown presence in Akron. Our banking center at 76 S. Main Street is under renovation and will more than double its physical size. More importantly, additional professionals in the areas of commercial lending, trust, private banking, and insurance and investments will support the current staff. Second National has had a presence in Akron for over 10 years and our expansion will help us to leverage the history that we’ve enjoyed through the strong contact base we currently have.

Progress in Akron is very important for our future. Summit and Stark Counties are areas that offer true growth opportunities for us, especially with our ability to provide face-to-face personalized service to clients whose past experience has been dealing with large, impersonal banks.

The Streetsboro Banking Center is also on the move...and even though that move is just a short distance, the reason and result are very important. Streetsboro’s soon-to-be-previous location at the corner of Routes 41 and 43 presented access difficulties for customers due to widening of the intersection and elimination of a drive-thru lane. Because Second National is committed to Streetsboro and its surrounding communities, a new, more convenient banking center, complete with added drive-thru capabilities, will be built fronting onto Route 303 slightly more than a quarter of a mile west of the current property. The relocation will take place late in the first quarter of 2002.

On January 16, the Boardman Banking Center officially was renamed the Tippecanoe Banking Center and relocated a short distance from its prior location. The new Tippecanoe Banking Center is located on the west-end of Creekside Place, a mini-plaza on Route 224 at Tippecanoe.

The banking center provides a complete range of products and services with three drive-thru lanes, a drive-up automated teller machine, night depository, vault, safe deposit boxes, and ample parking. Representatives from Commercial Banking, Private Banking, and Investments are also available to clients of this banking center.

The Operations Division of Second National Bank contributed significantly during 2001 to our objective of staying at the leading edge of advances in banking technology. Specifically:

•	Enhancements to our in-house document preparation system included the addition of an ever-expanding online forms library...an automated Client Preference Interview form and a retail sales Monthly Achievement Results report used in conjunction with our new Client Advantage Program...as well as other automated sales tracking reports.

•	In support of overall bank functions, Operations implemented a frame relay data network, increasing processing speed and capacity with no increase in monthly network cost.

•	A bank-wide e-mail system was implemented to optimize both internal and external communications and reporting.

•	Operations provided a reliable infrastructure for Second National Bank’s Online Banking Program.

Additionally, our Operations Division contributed to numerous efficiencies, foremost among them a conversion of low volume ATM machines to dial-up mode resulting in significant monthly savings. A review of all technology-related service contracts led to significant annual cost savings. The development of an acquisition conversion program model for multi-branch acquisitions (used with the Commerce Exchange acquisition) enables us to assimilate smaller acquisitions in-house at considerable cost savings and increased efficiencies.

During 2001, our Retail business line made strides toward its objectives of adopting new technology, moving transactions and inquiries to automated channels and streamlining operational activities.

During May we completed installation of a loan document preparation system that improves direct consumer loan turnaround time and maximizes customer service by reducing errors. Most direct loan clients now leave the banking center with loan decisions made, documents signed and checks in hand the same day they apply.

Second National clients have the ability to order or reorder and track their checks via our web site: www.secondnationalbank.com. This service, free of charge to clients, is not only a convenience to them but also cost savings to the Bank.

Additional examples of client value-adds combined with benefits to Second National include conversion of numerous ATM cardholders to debit cards providing not only more features for clients but also increasing the Bank’s potential income.

More efficient scheduling and staffing in the banking centers during 2001 resulted in substantial savings without reduction of full-time employees and allowed for extended business hours at no additional cost. Our service to clients was further strengthened by enhancements to our Call Center operation and our Interactive Voice Response (IVR) system that now handles approximately 60,000 calls per month. As a first line automated response to basic customer inquiries, the IVR gives clients the option to transfer to Call Center personal bankers who handle more in-depth issues and cross-sell bank products and services.

2001 was a year of refocusing our efforts for deposit generation. The function was raised to an official new line of business, recognizing the long-term importance of deposit generation to the improved financial success of our Bank. A three-pronged strategy was employed in 2001, which generated impressive results. The strategy combined a new deposit line-up, an increased marketing effort and internal incentives to produce the positive results.

Even excluding the acquisition of accounts from Commerce Exchange, core deposit accounts, which are the lower cost transaction and savings accounts, increased by 7.4% during the year. Non-interest bearing DDA accounts increased in number by 5.5%. These accounts are particularly important, not only because they are interest free, but because they help to generate service charge income through client usage of ATM and debit cards. Deposit service charges increased an impressive 20% from 2000.

Our Trust Department continues to explore and develop opportunities for moving from a traditional fiduciary business to an investment management center focused on the enhancement of business relationships throughout the organization. Central to this goal is identifying and implementing ways of integrating the functions of Private Banking, Investments, and Trust in such a way that client needs can be addressed efficiently and professionally through an effectively streamlined, highly-focused wealth management program.

Philosophically, our commitment remains: We will differentiate ourselves from other providers by staying as close as possible to our clients...by keeping the decision making process quick and effective...and by acting upon a well-informed financial plan for each client. By living up to those benchmarks we will remain competitive and will establish a reliable platform for cross-selling products and services across all Second National business lines.

An upgrade of the Trust Department’s accounting system to a Windows™-based operating system has resulted in significant improvements in the ease-of-use and assimilation of data resulting in reports that are very readable and understandable by clients.

Also, a new 401(k) plan will have numerous advantages for Bank associates and clients, helping ensure a high level of management expertise resulting in the ability of individuals to benefit from a range of investment options offered to help meet unique, individual financial goals.

Second National Bank’s Mortgage business line continues to build upon its emphasis for relationship growth, fee generation, origination of investment quality mortgages, staff development and technological resources.

In total 1-4 family mortgage loan originations, Second National Bank closed 2001 at $598,099,650 versus $194,705,629 in 2000, an increase of 207%, with funding in November representing the single largest funding month in Bank history.

In Mortgage Servicing, Second National Bank crossed the $1 billion benchmark in total mortgages serviced and reached the highest Tier 1 rating assigned by Freddie Mac, while increasing dollars serviced for investors by 65%. This mortgage banking activity significantly increased fee income for the Bank and enabled us to obtain better interest rates for our customers.

Internally, the Mortgage Loan business line successfully launched new software that restructured the flow of the application process and enhanced efficiency. A first-ever pipeline report was created and made available on the bank-wide network to monitor loan status on a daily basis for all mortgage originators and banking center officers. A direct mail solicitation campaign was also developed to target potential refinance customers.

Second National Bank will continue to expand our commercial lending presence in Ohio and Western Pennsylvania by leveraging opportunities brought about by acquisitions, client calls, referral sources, new product introductions, and growth by our individual clients. Our lenders are well-seasoned, from a multitude of backgrounds, and experienced in working through volatile economic conditions. The development of a commercial banking profitability model has provided our commercial bankers with an objective pricing tool, placing each loan transaction on an even playing field and focusing on the client’s relationship with us. The approval and administration process for commercial credits generated by Private and Retail Banking was restructured to provide ready access to experienced commercial lenders and a timely response to credit needs. The addition of a leasing program, an accounts receivable financing product, and enhancements to our cash management line-up, positions our Commercial Banking business line for continued success.

We closed last year’s annual report by stating that “True success is not a random occurrence.” So too, the patterns of progress do not simply happen. They are the positive outcome of employing well-trained, dedicated professionals...basing forward movement on knowledge and a factual understanding of the numbers...developing products and services not because of what others might be offering, but because we understand our clients’ needs...and communicating to those we serve what they can expect from us and how they will benefit from their confidence in our proven expertise.

Second Bancorp has no significant industry segments, which require disclosure.

Market Area

Second National’s primary market area consists of Trumbull, Ashtabula, Portage, Jefferson, Mahoning, Summit, Medina, Stark and Cuyahoga counties in the northeastern and east-central portions of Ohio, to the east and south of the Cleveland metropolitan area. The market area’s economy is heavily influenced by the manufacturing sector with an emphasis on steel, auto manufacturing and a variety of related and smaller industries. The area has benefited from an extensive transportation system comprised mainly of railroad and trucking systems.

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

Regulation

Second Bancorp is a one bank financial holding company and is regulated by the Federal Reserve Bank (the “FRB”). Second National is a national bank and is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Dramatic changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and Second Bancorp’s capital position as of December 31, 2001 and 2000 are presented in footnote 16 of Item 8; Financial Statements and Supplementary Data and is hereby incorporated by reference.

Second Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997. Among the states where Second Bancorp may acquire banks are Ohio, Michigan, Indiana, West Virginia and Pennsylvania. The Act restricts non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Act also regulates transactions between Second Bancorp and Second National and generally prohibits tie-ins between credit and other products and services.

Second National is subject to regulation under the National Banking Act and is periodically examined by the OCC and is subject, as a member bank, to the rules and regulations of the FRB. Second National is an insured institution and member of the Bank Insurance Fund (“BIF”) and also has approximately $417 million in deposits acquired through acquisitions of savings and loan institutions that are insured through the Savings Association Insurance Fund (“SAIF”). As such, Second National is also subject to regulation by the FDIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law.

The Graham-Leach-Bliley Act

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act"') represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.

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

Based upon its respective level of deposits at December 31, 2001, the projected BIF and SAIF assessments for Second National for 2002 will be approximately $213,000.

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

Employees

The number of full time equivalent employees of Second Bancorp as of December 31, 2001 was approximately 557. Second Bancorp considers its employee relations to be good. None of the employees are covered by a collective bargaining agreement.

Item 2. PROPERTIES

Second Bancorp’s executive offices are located at Second National’s main office building in Warren, Ohio, which is leased by Second National under a long-term triple net lease agreement with a term, including optional renewals, expiring on October 31, 2029. Second National has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time. Second National owns 10 of its banking center locations and one administrative building, while Second National’s 27 other banking center locations are leased under lease and sublease agreements with remaining terms of 1 to 13 years. Second National also has a lease for record retention and office space with a remaining lease term of five years.

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

			Year
Name	Age	Position and Experience	Appointed

R. L. (Rick) Blossom	54	Chairman, President, Chief Executive Officer and Director	1999
		of Second Bancorp and Chairman, President, Chief
		Executive Officer and Director of Second National.
		Former Chief Executive Officer and Director
		of First National Bank of Southwestern Ohio
		and Senior Vice President and Chief Lending
		Officer of First Financial Bancorp.

David L. Kellerman	44	Treasurer of Second Bancorp and Executive Vice	1987
		President and Chief Financial Officer of
		Second National.

Christopher Stanitz	53	Executive Vice President and Secretary of Second	1992
		Bancorp and Senior Vice President of Second National.

Thomas W. Allen	57	Executive Officer of Second Bancorp and Senior	2000
		Vice President of Second National Bank, previously
		Senior Vice President and Senior Fiduciary Officer
		for Northern Indiana for Key Trust Company of
		Indiana from 1997 to 2000 and as Chairman and
		Chief Executive Officer of Midwest Trust Company,
		NA of Joliet, Illinois from 1995 to 1997.

Diane C. Bastic	58	Executive Officer of Second Bancorp and Senior	1985
		Vice President of Second National.

John L. Falatok	44	Executive Officer of Second Bancorp and Senior	2000
		Vice President of Second National.

Mike Filarski	53	Executive Officer of Second Bancorp and Senior	1999
		Vice President of Second National. Former President
		for Signal Mortgage (1998-99), previously President
		for National Auto Credit (1996-1997)

Darryl E. Mast	51	Executive Officer of Second Bancorp and Senior	1986
		Vice President of Second National.

Terry L. Myers	53	Executive Officer of Second Bancorp and Senior	1986
		Vice President of Second National.

PART II.

Item 5.      MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Second Bancorp’s Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the trading symbol SECD. As of February 22, 2002, the number of shareholders of record of the Common Stock totaled 2,317. The detail of stock prices and dividend payments are incorporated herein by reference from Item 7; Management’s Discussion and Analysis of Financial Condition and Results of Operations. Dividend restrictions are detailed in footnote 16 of Item 8; Second Bancorp’s Financial Statements and Supplementary Data are incorporated herein by reference.

The subsidiary Second Bancorp Capital Trust I’s Corporation-obligated mandatorily redeemable capital securities (“Trust Preferred Securities”) also trade on The Nasdaq National Market under the trading symbol SECDP. The securities began trading September 28, 2001 and have traded to a high of $11.25, and a low of $10.10 and closed at $11.00 on December 31, 2001.

Item 6.     SELECTED FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

		Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31

2001
Interest income	$28,478	$28,405	$27,880	$27,794
Interest expense	16,652	16,107	15,407	14,291
Net interest income	11,916	12,298	12,473	13,503
Provision for loan losses	761	1,342	988	1,627
Other income	4,030	4,643	4,368	5,845
Security gains (losses)	529	(12)	123	2
Merger-related costs	—	—	—	305
Other expenses	10,051	9,805	10,082	11,696
Income before federal income taxes	5,663	5,782	5,894	5,722
Federal income taxes	1,475	1,524	1,493	1,388
Net income before cumulative effect of accounting change	4,188	4,258	4,401	4,334
Cumulative effect of accounting change – SFAS No. 133	(101)	—	—	—
Net income	4,087	4,258	4,401	4,334

Earnings (loss) per common share: (1)
Basic – before cumulative effect of accounting change	$0.42	$0.42	$0.44	$0.43

Diluted – before cumulative effect of accounting change	0.41	0.42	0.44	0.43
Basic	0.42	0.42	0.43	0.43
Diluted	0.41	0.42	0.43	0.43

2000
Interest income	$27,435	$29,179	$29,894	$29,790
Interest expense	15,017	16,534	18,288	17,082
Net interest income	12,418	12,645	11,606	12,708
Provision for loan losses	687	696	4,843	903
Other income (expense)	3,704	3,240	(56)	3,786
Security gains (losses)	99	206	(2,802)	98
Other expenses	10,297	10,431	13,140	10,345
Income before federal income taxes	5,237	4,964	(9,235)	5,344
Federal income taxes	1,301	1,251	(3,690)	1,314
Net income	3,936	3,713	(5,545)	4,030

Earnings per common share:
Basic	$0.38	$0.36	$(0.54)	$0.40
Diluted	0.38	0.36	(0.54)	0.40

(1)	The sum of the four quarters of earnings per share might not equal the total earnings per share for the full year due to rounding.

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying footnotes.

Selected Financial Data
Year ended December 31	2001	2000	1999	1998	1997

Results of Operations:
Interest Income	$112,557	$116,298	$104,582	$106,997	$104,990
Interest expense	62,367	66,921	55,310	55,888	55,707

Net interest income	50,190	49,377	49,272	51,109	49,283
Provision for loan losses	4,718	7,129	3,195	10,579	4,205
Other income	19,528	8,275	14,792	12,754	11,101
Other expense	41,939	44,213	39,330	46,248	39,198

Income before federal income taxes	23,061	6,310	21,539	7,036	16,981
Federal tax expense	5,880	176	5,361	1,403	3,745
Net income before cumulative effect of
accounting change	$17,181	$6,134	$16,178	$5,633	$13,236

Cumulative effect of accounting change
SFAS No. 133	(101)	—	—	—	—

Net income	$17,080	$6,134	$16,178	$5,633	$13,236

Per Common Share Data: (1)
Basic earnings before cumulative effect of accounting change	$1.72	N/A	N/A	N/A	N/A
Diluted earnings before cumulative	1.70	N/A	N/A	N/A	N/A
effect of accounting change	1.71	$0.60	$1.52	$0.53	$1.25
Basic earnings	1.69	0.60	1.51	0.52	1.25
Diluted earnings	0.68	0.64	0.56	0.48	0.40
Cash dividends	12.90	11.65	11.12	11.53	11.34
Book value, December 31	21.61	14.50	22.38	22.25	25.38
Market value, December 31 Weighted-average shares outstanding (1)	10,013,068	10,247,025	10,635,852	10,655,597	10,555,921
Basic	10,080,005	10,271,548	10,698,717	10,742,622	10,616,752
Diluted	9,949,316	10,057,110	10,458,450	10,688,450	10,606,749
Shares outstanding at year-end (1)
Balance Sheet Data:
As of December 31:	$1,680,356	$1,546,290	$1,537,278	$1,430,233	$1,438,193
Total assets	1,105,197	1,054,872	1,060,493	960,114	858,321
Loans, net of allowance for loan losses	1,123,131	1,036,135	1,097,589	1,102,590	1,115,044
Deposits	128,299	117,197	116,347	123,273	120,318
Shareholder’s equity
Averages:	1,595,968	1,584,016	1,498,946	1,464,803	1,424,211
Total assets	1,502,164	1,488,334	1,405,195	1,386,894	1,351,117
Earning assets	1,078,196	1,107,948	1,005,998	938,408	869,333
Loans	1,070,439	1,091,441	1,092,260	1,086,074	1,079,809
Deposits	124,773	114,652	121,369	126,748	112,127
Shareholders’ equity
Ratios:
Return on average assets	1.09%	0.39%	1.08%	0.38%	0.93%
Return on average common shareholders’ equity	13.93	5.35	13.33	4.44	11.80
Net interest margin	3.49	3.46	3.68	3.84	3.78
Efficiency ratio	58.35	70.67	59.45	70.11	63.04
Dividend pay-out	39.80	106.26	36.68	91.53	32.29
Average loans to average deposits	100.72	101.51	92.10	86.40	80.51
Allowance for loan losses as a percent of loans	1.49	1.42	1.04	1.11	1.02
Net charge-offs as a percent of average loans	0.47	0.28	0.27	0.92	0.53
Non-performing loans to total loans	0.94	0.75	0.55	0.71	0.80
Allowance for loans losses to non-performing loans	158	191	188	155	128
Tier I leverage ratio	8.22	7.47	8.15	8.65	7.87

(1)	Prior period amounts have been restated for stock splits and pooling-of-interests transactions.

The table below details operating results excluding the impact of the 2000 restructuring activity, the 2001 and 1998 merger activity and the cumulative effect of accounting change in 2001:

Selected Financial Data – Operating Results (Excludes Restructuring Charges, Merger Costs and Cumulative effect of Accounting Change)

Year ended December 31	2001	2000	1999	1998	1997

Results of Operations:
Interest Income	$112,557	$116,950	$104,582	$106,997	$104,990
Interest expense	62,367	66,921	55,310	55,888	55,707

Net interest income	50,190	50,029	49,272	51,109	49,283
Provision for loan losses	4,718	3,029	3,195	10,579	4,205
Other income	19,528	14,794	14,792	12,754	11,101
Other expense	41,634	41,604	39,330	39,591	39,198

Income before federal income taxes	23,366	20,190	21,539	13,693	16,981
Federal tax expense	5,987	5,034	5,361	3,063	3,745

Net income	$17,379	$15,156	$16,178	$10,630	$13,236

Per Common Share Data: (1)
Basic earnings	$1.74	$1.48	$1.52	$1.00	$1.25
Diluted earnings	1.72	1.48	1.51	0.99	1.25

Ratios:
Return on average assets	1.09%	0.96%	1.08%	0.73%	0.93%
Return on average common shareholders’ equity	13.93	13.22	13.33	8.39	11.80
Net interest margin	3.49	3.51	3.68	3.84	3.78
Efficiency ratio	58.35	62.17	59.45	60.95	63.04

(1)	Prior period amounts have been restated for stock splits and pooling-of-interests transactions.

The Corporation analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before restructuring charges, merger costs and cumulative effect of accounting changes, referred to in this analysis as “operating results” or “operating earnings”. Operating earnings and related discussions are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, the Company’s core financial results excluding the nonrecurring effects of discrete activities and events. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Restructuring charges, merger costs and cumulative effect of accounting change excluded from net income to derive operation earnings may be significant and may not be comparable to other companies.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
Net income for 2001 totaled $17,080 and represents a $10,946, or a 178%, increase over net income for 2000, which was significantly impacted by a major balance sheet restructuring during the third quarter of that year. Net income in 2001 was minimally impacted by $305 in pre-tax merger costs associated with the fourth quarter acquisition of Commerce Exchange Corporation (“Commerce”) and $(101) cumulative effect of accounting change associated with the adoption of SFAS No. 133. The acquisition of Commerce gives the Corporation further access to the attractive commercial lending market in the suburban Cleveland market. Prominent amongst the factors positively impacting 2001 earnings were a sharp increase in real estate lending and sales of loans into the secondary mortgage market. Nearly $600 million residential mortgage loans were closed in 2001 with over $520 million in loans being sold generating $5.4 million in gains. Also prominent in 2001 was the magnitude of interest rate changes induced by the Federal Reserve Bank. Despite 11 rate declines in 2001, the Corporation’s net interest margin was able to improve by 3 basis points over 2000’s level and steadily improved during the course of the year.

The 2000 restructuring was designed to improved balance sheet flexibility and liquidity, reduce the earnings drag caused by the large mortgage loan portfolio, and improve net interest margin. The after-tax impact of the restructuring totaled $9,022. Included in the restructuring was an additional $4.1 million in provision for loan losses. The increased provisions resulted from a specific analysis of commercial credits and reflect current management’s philosophy of loan analysis. Additionally, $2.8 million in security losses were realized as the Corporation repositioned the security portfolio and improved overall earning performance. An additional $4.4 million in losses were realized on the disposition of $130 million in low yielding, fixed rate mortgage loans. The effect of the sale was to minimally shrink the Corporation’s balance sheet and reduce exposure to higher cost Federal Home Loan advances. Net income in 2000 was $15,156 excluding the restructuring charges, while net income in 1999 was $16,178.

The Corporation’s return on average assets (“ROA”) was 1.09%, .39% and 1.08% for 2001, 2000 and 1999, respectively. The total shareholders’ return on average equity (“ROE”) was 13.93%, 5.35% and 13.33% in 2001, 2000 and 1999, respectively.

Diluted earnings per share were $1.69 in 2001, $.60 in 2000 and $1.51 in 1999. The market value of the Corporation’s common stock, trading under the NASDAQ symbol of SECD, rebounded from its 2000 lows and increased to $21.61 per share at the end of 2001. The common stock generally followed the path of most bank stocks during 2000 finishing the year at $14.50 per share after reaching $22.38 at year-end 1999. The stock price at year-end 2001 represents a price of 168% of book value, up significantly from 124% the prior year-end. In 2000, the stock price was effected by higher interest rates and market concerns for a slowing economy and potential increased loan losses in the banking industry while in 2001 the stock price rebounded as the Corporation began showing positive financial results in consecutive quarters. The price / earnings ratio for the stock at year-end 2001 (based on the trailing twelve months earnings) was 12.8X. Dividends declared in 2001 totaled $.68 per share compared to $.64 per share the prior year.

Revenue continues to be provided primarily from interest and fees on loans, which totaled $86,723, $91,833 and $81,464 in 2001, 2000 and 1999, respectively. This represents 66%, 74% and 68% of total revenues for those years. The increase in 2000 was due to the restructuring activities, which resulted in lower non-interest income for the year. Interest income on securities is also a major source of revenue, contributing 19% of revenues in all three years. The Corporation is making steady improvement in diversifying its revenue source away from net interest income. Non-interest income (exclusive of securities gains and losses and restructuring losses) has increased as a percent of net revenues (net interest income plus non-interest income) from 23% and 22% in 1999 and 2000, respectively to 27% in 2001.

On an operating basis, which excludes non-recurring items including merger costs and cumulative effect of accounting change in 2001 and restructuring activities in 2000, net income was $17,379 in 2001, or 14.7% greater than the $15,156 earned in 2000. Operating earnings for 1999 were unchanged from GAAP earnings at $16,178. Operating performance measures were 1.09%, .96% and 1.08% for ROA, while ROE was 13.93, 13.22% and 13.33% for 2001, 2000 and 1999, respectively. The operating efficiency ratio was 58.35% in 2001 versus 62.17% in 2000 and 59.45% in 1999. Operating diluted earnings per share were $1.72, $1.48 and $1.51 for those same periods.

NET INTEREST INCOME
Net interest income on a fully taxable equivalent (FTE) basis improved to $52,467 in 2001 due both to a slight improvement in the net interest margin and an increase in average earning assets. The net interest margin reached 3.49% in 2001 and improved as the quarters progressed. The rapid succession of rate reductions initiated by the Federal Reserve Bank muted the potential improvement in the net interest margin during 2001 as the Corporation is in a positive interest rate gap position in a one month time frame and in a negative interest rate gap position in a three month time frame. Average earning assets were up only 1% in 2001 to $1,502,164 as average loans declined by $31 million primarily due to the sale of $130 million in real estate loans during the third quarter restructuring in 2000. Net interest income declined slightly in 2000 from 1999 due to a decline in net interest margin. Significantly impacting both net interest income and net interest margin were steadily increasing interest rates resulting from the Federal Reserve Bank monetary tightening and an inverted yield curve environment. The yield on earning assets improved by 35 basis points to 7.96% in 2000, however, the cost of funds increased by 57 basis points to 4.96%. The net interest margin declined to 3.46% from 3.68% in 1999. Average earning assets increased by 5.9% in 2000 to $1,488,334 after averaging $1,405,195 in 1999.

The relationship between net interest income, FTE net interest income, earning assets and net interest margin for the past three years follows:

	2001	2000	1999

Net interest income – per financial statements	$50,190	$49,377	$49,272
Tax equivalent adjustment	2,277	2,175	2,403

Net interest income – FTE	$52,467	$51,552	$51,675

Average earning assets	$1,502,164	$1,488,334	$1,405,195
Net interest margin	3.49%	3.46%	3.68%

Net interest income can be analyzed through the use of the Yields Analysis table. The table shows a three-year comparison of the average balance of interest earning assets and interest bearing liabilities along with interest and yields associated with them.

YIELDS ANALYSIS
Year Ended December 31		2001			2000			1999
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS Interest earning assets:
Taxable loans (1)(3)	$1,058,506	$85,361	8.09%	$1,089,484	$90,819	8.34%	$992,643	$80,783	8.14%

Tax-exempt loans (2)	19,690	1,680	8.53	18,464	1,536	8.32	13,355	1,048	7.84
Taxable securities	324,209	21,614	6.67	308,084	20,970	6.81	304,199	18,446	6.06
Tax-exempt securities	68,520	4,826	7.04	66,866	4,862	7.27	78,783	5,817	7.38
Federal funds sold and other	31,239	1,083	3.47	5,436	286	5.26	16,215	891	5.49

Total interest earning assets	1,502,164	114,834	7.64	1,488,344	118,473	7.96	1,405,195	106,985	7.61
Non-interest earning assets	93,804			95,682			93,751

Total	$1,595,968			$1,584,016			$1,498,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits-interest bearing	$90,762	1,196	1.32	$86,818	1,290	1.49	$92,350	1,395	1.51
Savings deposits	242,242	5,918	2.44	266,863	8,561	3.21	279,305	8,252	2.95
Time deposits	621,578	34,896	5.61	625,575	36,385	5.82	611,827	32,291	5.28
Federal funds purchased and securities sold under agreements to repurchase	116,131	3,904	3.36	118,070	5,540	4.69	136,382	5,781	4.24
Note payable	740	47	6.35	292	25	8.56	921	64	6.95
Other borrowed funds	2,240	90	4.02	2,532	172	6.79	2,696	155	5.75
Federal Home Loan Bank advances	263,719	15,567	5.90	248,648	14,948	6.01	136,484	7,372	5.40
Corporation-obligated mandatorily redeemable capital securities of of subsidiary trust	7,765	749	9.65	—	—	—	—	—	—

Total interest bearing liabilities	1,345,177	62,367	4.64	1,348,798	66,921	4.96	1,259,965	55,310	4.39
Non-interest bearing liabilities:
Demand deposits	115,857			112,185			108,778
Accrued expenses and other liabilities	10,161			8,381			8,834

Other liabilities	126,018			120,566			117,612
Shareholders’ equity	124,773			114,652			121,369

Total	$1,595,968			$1,584,016			$1,498,946

Net interest earnings (FTE)		52,467			51,552			51,675
Taxable equivalent adjustment		2,277			2,175			2,403

Net interest income (per financial statements)		$50,190			$49,377			$49,272

Net yield on interest earning assets			3.49%			3.46%			3.68%

(1)	For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)	The tax-exempt income and yields are shown on a tax equivalent basis using the 35%, 34% and 35% marginal Federal tax rates in effect during 2001, 2000 and 1999, respectively.

(3)	Loan fees are included in the interest reported for loans. Those fees amounted to $2,835 in 2001, $2,326 in 2000 and $2,193 in 1999.

You can further analyze the change in net interest income by separating the volume and rate impact of the change.

The following table details the breakdown of the major categories affecting the change:

		2001 compared to 2000		2000 compared to 1999
RATE / VOLUME ANALYSIS (1)		Due to Change in			Due to Change in

	Volume	Rate	Net	Volume	Rate	Net

Increase (decrease) in FTE interest income:
Taxable loans	$(2,582)	$(2,606)	$(5,188)	$7,881	$2,155	$10,036
Tax-exempt loans	102	42	144	400	88	488
Taxable securities	1,098	(454)	644	236	2,288	2,524
Tax-exempt securities	120	(156)	(36)	(880)	(75)	(955)
Federal funds sold	1,358	(561)	797	(592)	(13)	(605)

Total interest bearing assets	96	(3,735)	(3,639)	7,045	4,443	11,488
Interest bearing liabilities:
Demand deposits – interest bearing	59	(153)	(94)	(84)	(21)	(105)
Savings deposits	(790)	(1,853)	(2,643)	(368)	677	309
Time deposits	(232)	(1,257)	(1,489)	726	3,368	4,094
Federal funds purchased and securities sold under agreements to repurchase	(91)	(1,545)	(1,636)	(776)	535	(241)
Note payable	38	(16)	22	(44)	5	(39)
Other borrowed funds	(20)	(62)	(82)	(9)	26	17
Federal Home Loan Bank advances	906	(287)	619	6,058	1,518	7,576
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	749	—	749	—	—	—

Total interest bearing liabilities	619	(5,173)	(4,554)	5,503	6,108	11,611

Total effect on net interest income	$(523)	$1,438	$915	$1,542	$(1,665)	$(123)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES
The provision for loan losses totaled $4,718 in 2001 representing .44% of average loans. The provision was slightly less than net charge-offs, which were ..47% of average loans primarily due to a decrease in outstanding indirect automobile loans, which tend to have a higher expected loss experience. With the allowance acquired from Commerce, the allowance for loan losses represents 1.49% of loans at year-end 2001. The provision for loan losses was $7,129 in 2000. Included in the third quarter 2000 restructuring activities was an additional $4.1 million in provision for loan losses which helped increase the reserve for loan losses to 1.42% of loans at year-end 2000. The increased provision resulted from a specific analysis of commercial credits and reflects Management’s philosophy of loan analysis based on the current economic environment. Excluding the third quarter additional provision, the provision would have been a more normalized .27% of loans. The provision for loan losses totaled $3,195 in 1999, representing .32% of average loans.

NON-INTEREST INCOME
The Corporation was well positioned to take advantage of the dramatically lower market rates in 2001. Mortgage loan originations increased significantly, totally nearly $600 million. Secondary market activities were also very strong and sales of residential mortgage loans totaled over $520 million, realizing $5.4 in gains. Gains on the sale of SBA loans generated an additional $.4 million in gains during the year. The gain on sale of securities totaled $642 in 2001 and represented gains realized on sales early in 2001 with the proceeds used to reinvest in longer-maturity, higher-rate securities. Service charges on deposit accounts improved significantly in 2001, increasing by 20.3% to $5,302. The increase was due to fee changes implemented in 2000 as well as a 5.5% increase in the number of non interest-bearing demand deposit accounts during 2001. Trust fees were lower in 2001 as the market value of assets declined in 2001. Trust fees totaled $2,870 in 2001 versus $3,898 in 2000. Management added several new experienced, sales-focused professionals to the Trust line of business in 2001 and have solid plans for new business development for 2002.

Total 2000 non-interest income was significantly impacted by the loan and security losses realized during the third quarter restructuring of $3,711 and $2,808, respectively. Absent the restructuring activity, non-interest income would have totaled $14,794, virtually unchanged from the prior year total of $14,792. Increases were realized in deposit service charges (up 2.2%), trust income (up 10.3%) and other income (up 3.0%). Reducing non-interest income was a loss on trading activity of $335 during the year.

Included in non-interest income over the past three years were pre-tax losses and gains on the sale of securities. The gain on sale of securities totaled $642 in 2001 and represented gains realized on sales early in 2001 with the proceeds used to reinvest in longer-maturity, higher-rate securities. During 2000, the security portfolio realized losses in the amount of $2,399. Absent the restructuring activity, gains of $409 would have been realized. Security gains in 1999 totaled $312.

NON-INTEREST EXPENSE
The Corporation continues to emphasize control and to be efficient in its utilization of resources to manage assets. Non-interest expenses as a percentage of average assets were 2.63%, 2.79% and 2.62% in 2001, 2000 and 1999, respectively. The overall level of expense reduction results in a 6% decline in costs from 2000 to 2001. The two categories that realized increases, salaries and benefits and net occupancy, were held to 3% and 2% increases, respectively. Included in the 2000 expenses were professional service costs incurred to facilitate restructuring and reengineering activities. Also in 2000, equipment costs increased by 17% due to an increase in the investment into technology (both hardware and software designed to make the Corporation more efficient) and its related service contracts. The amortization of goodwill and other intangibles declined in both periods presented below due to the accelerated nature of the amortization. The adoption of SFAS No. 142 will result in a $158 reduction in amortization expense in 2002, however that reduction will be offset by increased core deposit intangible amortization resulting from the Commerce acquisition as detailed in footnote 3. The table below details the percentage change in each non-interest expense category over the past three years:

	Percentage Change

	2001 over 2000	2000 over 1999

Salaries and benefits	3%	9%
Net occupancy	2	1
Equipment	(2)	17
Professional services	(49)	59
Assessment on deposits and other taxes	(8)	0
Amortization of goodwill & other intangibles	(32)	(19)
Other expenses	(13)	17

INCOME TAXES
The provision for income taxes was $5,880, $176 and $5,361 in 2001, 2000 and 1999, respectively. The effective tax rate for the Corporation was 25.5%, 2.8% and 24.9% during the same periods. The reduction in the effective tax rate in 2000 was due to the reduced net income due to restructuring activities. The Corporation utilizes tax-exempt loans and securities as well as bank owned life insurance and low income housing tax credits to minimize the impact of taxes on earnings.

BALANCE SHEET
Average assets grew minimally (up .8%) in 2001 after increasing by 5.7% in 2000. The growth rate for 2001 was adversely affected by the bulk sale of $130 million in residential real estate loans in the third quarter of 2000 along with further declines in residential mortgage loans in 2001 due to advancing pre-payments and strong secondary market activities. Additional loan balance reductions occurred in indirect automobile loan balances. Underwriting standards were strengthened during the 2001 and new loan volume and outstanding balances declined as a result. Commercial loan growth reached 20.7% in 2001 and was aided by the acquisition of $93 million in loans from Commerce. In 2000 the growth rate was influenced by strong growth in consumer lending. In 2001 core deposit balances (both interest-bearing and non interest-bearing demand deposit and savings accounts) experienced strong growth, reflecting management’s focus on improving the net interest margin and reducing reliance on higher cost funding. A re-energized deposit line-up, increased advertising, internal incentives and the Commerce acquisition combined to allow core deposit balances to increase by 18.8% over the course of 2001. Even excluding the Commerce acquisition, core deposits increased by 9.4%. The number of non interest-bearing demand deposit accounts increased by 5.5% (excluding acquired Commerce accounts) in 2001, allowing for a greater potential for increased fee income in future years. Also, a lower interest rate environment typically accompanies deposit movement to more liquid accounts. The improvement in these core deposit balances allowed the Corporation to de-emphasize as planned the higher cost time deposit balances as a source of funding. Time deposits increased by only .6% during 2001, however excluding the time deposits acquired from Commerce, time deposit balances declined by 8.4%. Deposit growth in 2000 was influenced by low deposit growth rates. As an industry, financial institutions are experiencing slower deposit growth rates due to increased competition from non-traditional alternatives, especially mutual funds.

EARNING ASSETS
Securities:
The securities portfolio of the Corporation is used to provide an adequate rate of return to the Corporation along with appropriate levels of liquidity and pledging and as a tool for efficient tax management and interest rate risk management. The accounting treatment for the securities portfolio is determined by the Corporation’s intent regarding particular security holdings. Purchases in longer maturity ranges that provided yield enhancement included purchases of tax-exempt securities, which provide the additional benefit of tax reduction.

The securities portfolio totaled $417,496 as of December 31, 2001 and is classified entirely as available-for-sale. That balance represents a 9.3% increase over the prior year-end. For 2001, the growth in securities was concentrated in mortgage backed securities, including collateralized mortgage obligations that helped improve the earnings performance characteristics of the portfolio. The securities portfolio totaled $382,098 as of December 31, 2000 representing a 4% increase over the prior year-end. For 2000, the growth in securities was concentrated in corporate issues that helped increase the duration of the portfolio during a period of historically high rates. In 1999, security balance growth was limited to leveraging activities that coupled like-term FHLB advances with securities purchases designed to enhance net income, earnings per share and return on equity. Growth in securities had previously been concentrated in tax-exempt issues.

The average yield on the portfolio is 6.7% as of December 31, 2001, down 20 basis points from the prior year-end. During 2001, the Corporation realized gains on security sales of $642. During 2000, the Corporation realized $2,399 in net losses on the sale of securities while in 1999 net security gains totaled $312. While rates have moved down over the past year, the Corporation now has an unrealized gain position for the portfolio of $5.4 million versus $.4 million the prior year-end. It is anticipated that the Corporation will move to shorten the average duration of the portfolio as rates are at historic lows.

Summary yield and maturity information regarding the available-for-sale securities portfolios on December 31 follows. Yields are calculated on a fully taxable equivalent basis using the marginal federal income tax rate of 35% for 2001.

			Book Value

	2001	2001	2000	1999

	Available-		Available-	Available-
	for-Sale	Yield	for-Sale	for-Sale

U. S. Treasury and other U. S. Government agencies and corporations:
Under 1 year	$1,527	2.7%	$7,322	$3,180
1 to 5 years	5,413	5.1	28,128	60,349
5 to 10 years	22,108	6.4	16,292	17,802
Over 10 years	—	—	—	—

Total	29,048	6.0	51,742	81,331
Obligations of states and political subdivisions:
Under 1 year	1,498	6.7	1,076	259
1 to 5 years	19,858	7.4	13,458	11,065
5 to 10 years	29,785	7.2	38,896	41,497
Over 10 years	17,069	7.1	13,406	24,334

Total	68,210	7.2	66,836	77,155
Corporate:
Under 1 year	3,524	8.7	3,790	—
1 to 5 years	13,650	7.1	20,558	3,163
5 to 10 years	15,368	7.2	7,947	—
Over 10 years	57,245	7.5	38,123	18,781

Total	89,787	7.4	70,418	21,944
Mortgage-backed securities	211,096	6.4	175,294	173,750
Equity securities	19,355	5.5	17,808	13,407

Total securities	$417,496	6.7%	$382,098	$367,587

Mortgage-backed securities have various stated maturities through October 2031. The estimated weighted-average maturity of this segment of the portfolio is 5.7 years.

Loans:

Listed in the two tables below is the Corporation’s loan distribution in dollars as a percent of total loans at the end of each of the last five years:

Balance distribution	2001	2000	1999	1998	1997

Commercial	$508,579	$421,229	$413,097	$373,244	$347,173
Consumer	316,097	302,881	216,173	230,561	238,245
Real estate mortgage	297,216	345,979	442,392	367,048	281,729

Balance as of December 31	$1,121,892	$1,070,089	$1,071,662	$970,853	$867,147

Percentage distribution	2001	2000	1999	1998	1997

Commercial	45%	40%	39%	38%	40%
Consumer	28	28	20	24	27
Real Estate	27	32	41	38	33

Total	100%	100%	100%	100%	100%

An analysis of maturity and interest rate sensitivity of commercial loans as of December 31, 2001 follows:

	One Year	One to	Over
	Or Less	Five Years	Five Years	Total

Fixed rate	$19,224	$68,249	$77,753	$165,226
Variable rate (primarily prime rate based)	107,198	52,964	183,191	343,353

Total commercial loans	$126,422	$21,213	$260,944	$508,579

The Corporation emphasizes on-balance sheet growth in direct consumer and commercial. The Corporation emphasizes real estate lending through its branch network, reaching a broad range of customers, as well as through the use of mortgage loan originators and correspondent lender relationships. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities, generate a net gain (including origination fee income) from the sale, limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate fee income for the Corporation. The serviced portfolio of mortgages totaled $813 and $472 million as of December 31, 2001 and 2000, respectively.

Commercial loans are generated through a calling program targeting medium-sized companies. The Corporation is also generating an increasing volume of Small Business Administration (“SBA”) loans. The Corporation sells the guaranteed portion of the SBA loans originated. The sales generated $436 and $508 in net revenues, including $144 and $191 in revenues from the value of the servicing retained in 2001 and 2000, respectively. The amount of SBA loans being serviced by the Corporation totaled approximately $13.1 and $13.3 million at December 31, 2001 and 2000, respectively.

The Corporation’s commercial loans are granted to customers within the immediate trade area of the Corporation. The mix is diverse, covering a wide range of borrowers. The table below details the stratification of commercial loan balances at the end of 2001:

Stratification	Amount

Under $1 million	$342,686
From $1 to $5 million	140,175
From $5 to $10 million	25,718
Over $10 million	—

Total	$508,579

The Corporation monitors and controls concentrations within a particular industry or segment. As of December 31, 2001, the Corporation had a concentration in commercial real estate loans totaling approximately $342 million, approximately 68.3% of which were owner-occupied businesses, including medical office buildings, retail and fast-food restaurants within the Corporation’s market area. The table below details as of December 31, 2001 the industry concentrations by SIC code that exceed 10% of tier I capital:

Industry	SIC Code	Amount

Non-residential buildings	6512	$71,520
Restaurants – retail	5812	22,032
Individuals	8811	21,617
Apartments	6513	19,692
Lessors – real property	6519	17,048
Nursing homes	8051	14,516

      ASSET QUALITY

      The allowance for loan losses is analyzed in the table below:

Year Ended December 31	2001	2000	1999	1998	1997

Balance at January 1	$15,217	$11,169	$10,739	$8,837	$9,235
Charge-offs:
Commercial	2,486	1,702	2,430	6,734	2,435
Real estate	175	164	86	820	12
Consumer	3,810	2,194	1,961	3,055	2,992

	6,471	4,060	4,477	10,609	5,439
Recoveries:
Commercial	707	533	901	1,213	108
Real estate	5	8	4	50	—
Consumer	641	438	807	669	717

	1,353	979	1,712	1,932	825
Net charge-offs	5,118	3,081	2,765	8,677	4,614
Acquired reserves:	1,878	—	—	—	—
Provision for loan losses charged to operations	4,718	7,129	3,195	10,579	4,205

Balance at December 31	$16,695	$15,217	$11,169	$10,739	$8,826

Allowance for loan losses as a percentage of year-end loans	1.49%	1.42%	1.04%	1.11%	1.02%
Allowance for loan losses as a percentage of non-performing loans	158%	191%	188%	155%	128%

      Net charge-offs as a percent of average loans by major loan category are shown below:

Year Ended December 31	2001	2000	1999	1998	1997

Commercial	0.44%	0.29%	0.40%	1.55%	0.68%
Real estate mortgage	0.04%	0.04%	0.02%	0.23%	—
Consumer	1.22%	0.68%	0.53%	0.98%	0.85%
Total net charge-offs to average loans	0.47%	0.28%	0.27%	0.92%	0.53%

The balance of the allowance for loan losses has increased steadily from 1997 to 2001 as outstanding loan balances increased and the risk characteristics of the portfolios shifted from lower risk residential real estate loans to higher risk consumer and commercial loans. The allowance for loan losses was $16,695, or 1.49% of loans as of December 31, 2001. The allowance represents 158% of non-performing loans, which is lower than the coverage of non-performing loans at the end of the previous two years. With approximately $3 million of the non-performing loan balances as of December 31, 2001 represented by residential real estate loans, the allowance for loan losses, in Management’s opinion is adequate to absorb losses inherent with the loan portfolios. Commercial loan charge-offs increased to .44% of commercial loans, representing a more normalized level of loss experience. The .29% commercial charge-off rate in 2000 represented the low point for these charge-offs for the past five years. Consumer charge-offs increased by 74% from 2000 as losses on indirect automobile lending increased starting in the second quarter of 2001. The increase was a result of increased losses per vehicle due to a soft resell market and an increase in voluntary surrender of vehicles. The underwriting standards were revised to include, among other factors, a reduced level of loan advance to vehicle value. The underwriting changes have resulted in a decline in new loan origination and a subsequent decline in the indirect automobile concentration within the consumer loan portfolio. Indirect automobile loans totaled $132 million at the end of 2001 as compared to $145 million as of December 31, 2000.

The following presents a breakdown of the allocation of the allowance for loan loss by loan category for each of the last five years:

			December 31
Loan Category	2001	2000	1999	1998	1997

Commercial	$11,673	$9,927	$7,449	$7,351	$4,817
Consumer	4,762	5,161	2,587	1,952	3,311
Real Estate	260	129	1,133	1,436	698

Total	$16,695	$15,217	$11,169	$10,739	$8,826

The Corporation’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer (see the Loan section above for discussion on the commercial loan portfolio’s balance stratification and industry concentration). The determination of the allowance for loan losses is based on Management’s evaluation of the potential losses in the loan portfolio considering, among other relevant factors, repayment status, borrowers’ ability to repay, collateral and current foreseeable economic conditions. Management’s determination of the adequacy of the allowance is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, economic conditions that may affect the borrower’s ability to repay (including the timing of future payments), overall quality, analysis of prior and current loss experience and a review of specific problem loans. The allowance reflects expected losses resulting from the analysis of individual loans and historical loss experience for each loan category. The Bank utilizes its internal loan gradings for commercial loans in conjunction with historical loss experience for loans of each grade level and current economic trends as parts of its analysis in determining the adequacy of its allowance for loan losses.

Below is a table listing the non-accrual, past due and restructured loans at the end of the last five years:

	2001	2000	1999	1998	1997

Non-accrual loans	$5,004	$4,699	$2,743	$4,130	$5,819
Past due loans	5,304	3,239	3,132	2,725	1,075
Restructured loans	258	43	52	61	13

Total	$10,566	$7,981	$5,927	$6,916	$6,907

Percent of loans at year end	0.94%	0.75%	0.55%	0.71%	0.80%
Other real estate owned	$1,399	$902	$281	$79	$—

Loans 30 to 89 days past due, where the monthly payment is more than 30 days past due but less than 89 days past the payment date, excluding non-accrual and restructured loans included in the table above, amounted to $9,740 or 0.87% of outstanding loans, as of December 31, 2001, as compared to $7,356, or .69% of loans on December 31, 2000. Loans then current where some concerns existed as to ability of the borrower to comply with loan repayment terms approximated $62,429 at December 31, 2001 and $28,536 on December 31, 2000. Such loans have been and are being closely monitored by Management.

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents Management’s assessment of the estimated probable loan losses inherent in the loan portfolios that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses that are a necessary element of business activity. The provision for loan losses for 2001 was $4,718, compared to $7,129 for 2000 and $3,195 in 1999. The changes in the provision for loan losses were attributable to changes in net charge-offs, increasing non-performing loans and the recognition of changes in the current risk factors. In 2000, the Corporation additionally underwent a more stringent review of specific problem loans, which necessitated the addition of $4,100 in additional provision during the third quarter of that year.

FUNDING SOURCES
Deposits:

The average amounts of deposits are summarized below:	2001	2000	1999

Demand deposits – non-interest bearing	$115,857	$112,185	$108,778
Demand deposits – interest bearing	90,762	86,818	92,350
Savings deposits	242,242	266,863	279,305
Time deposits	621,578	625,575	611,827

Total	$1,070,439	$1,091,441	$1,092,260

Average deposits declined slightly in 2001 after remaining virtually unchanged in 2000. Increases in average non interest-bearing and interest-bearing demand deposit balances did not offset the declines in average savings and time deposit balances. Loan balance reductions, primarily in residential real estate loans allowed the Corporation to reduce balances in higher cost time deposits and be aggressive in pricing down other savings accounts during the period of falling interest rates, resulting in some balance runoff. Average interest bearing demand deposits and savings deposits declined during 2000 as the Corporation utilized FHLB advances to supplement funding at rates and maturity structures more favorable than what was available in the retail market.

The following is a maturity distribution for the $596,329 of time deposits outstanding as of December 31, 2001:

2002	$441,885
2003	112,585
2004	28,224
2005	5,859
2006	5,635
Thereafter	2,141

On December 31, 2001 time deposits over $100 totaled $126,996. The Bank continues to maintain strong relationships with the various public entities centered in the primary markets of the Bank which contributes to the balance of time deposits over $100. The increase in these balances was to supply short-term funding during a period of declining interest rates. The maturity schedule for time deposits over $100 as of December 31 is given in the table below:

Maturing in:	2001	2000

3 months or less	$84,107	$42,168
3 to 6 months	30,085	16,395
6 to 12 months	9,995	27,065
Over 12 months	2,809	10,960

Total	$126,996	$96,588

Other Sources of Funds:
The Corporation has the availability to borrow $36 million from correspondent banks as overnight federal funds purchased. There were no federal funds purchased at December 31, 2001, while $29 million and $0 were outstanding at December 31, 2000 and 1999. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U. S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $107,160 and $100,609 as of December 31, 2001 and 2000, respectively. The Corporation continuously pledges collateral for these borrowings at an amount exceeding the outstanding balance. The securities are held in the Corporation’s safekeeping account at the Federal Reserve Bank. Although there were no repurchase agreements with approved brokers outstanding at December 31, 2001, the Corporation previously maintained such balances, which were collateralized by U. S. Treasury and government agency securities held by the broker.

The following table summarizes certain information relative to these borrowings:

	2001	2000	1999

Outstanding at December 31	$107,279	$100,895	$106,532
Weighted-average interest rate at December 31	3.58%	4.49%	4.46%
Maximum amount outstanding as of any month end	$133,743	$120,026	$166,043
Average amount outstanding	$109,476	$105,850	$135,259
Approximate weighted-average interest rate during the year	3.40%	4.50%	4.61%

The repurchase agreement program provides a sweep feature on the customer’s primary business account along with competitive market rates of interest for their excess funds. The success of this product reflects the strong emphasis the Bank places on offering competitive products coupled with personalized service to the small-to mid-size businesses operating in the Bank’s various markets. Federal funds purchased and securities sold under agreements to repurchase averaged $116.1 million in 2001 with the majority of the average balances representing the retail sweep product.

The Corporation also has available to it unsecured lines of credit with correspondent banks totaling $20 million. The lines of credit are renewable annually and bear interest at a floating rate based on several indices. There were no balances outstanding on the lines at the end of 2001. As of December 31, 2000, the Corporation had utilized $1 million in borrowings under these lines.

The Corporation also has access to federal tax deposits on a daily basis. After being deposited by customers, the tax deposits are held at the Corporation up to a self-imposed limit of $6 million until they are drawn upon by the federal government. The balance of these funds was $5,853 and $2,163 as of December 31, 2001 and 2000, respectively. The Corporation occasionally uses federal funds purchased from other financial institutions as a source of short-term funding. The Corporation had no federal funds purchased as of December 31, 2001 and $29 million outstanding as of December 31, 2000.

The Bank also is a member of the Federal Home Loan Bank (“FHLB”) system and utilizes the various advance programs offered by the FHLB. The funds are drawn from the FHLB for various terms through 2007 and are utilized to provide long-term funding to offset the interest rate risk inherent with holding long-term, fixed-rate mortgages. The balances of these advances were $275,152 and $251,733 as of December 31, 2001 and 2000, respectively.

Most recently, the Corporation has utilized the issuance of corporation-obligated mandatorily redeemable securities of subsidiary trust, more commonly known as trust preferred securities, to raise additional funding. The securities are traded under the symbol SECDP on the NASDAQ National Market System. The Corporation raised $32 million in these securities in 2001, primarily to fund the Commerce acquisition. The securities qualify as tier I capital for regulatory purposes and also bear interest that is tax deductible to the Corporation.

CAPITAL
The shareholders’ equity increased to $128,299 at December 31, 2001 from $117,197 a year earlier. The increase was attributable to retention of earnings as well as the increase in market values for the available-for-sale securities. The increase was partially offset by the treasury share repurchase activities. The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax (SFAS No. 115 adjustment of $3,224 in 2001) resulted in a net unrealized gain position within other comprehensive income of $3,505 at December 31, 2001.

In 2000, total shareholders’ equity increased to $117,197 at December 31, 2000 from $116,347 a year earlier. The increase was attributable to the increase in market values for the available-for-sale securities. The increase offset the treasury share repurchase activities. The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax (SFAS No. 115 adjustment of $8,072 in 2000) resulted in a net unrealized gain position of $281 at December 31, 2000 versus a net unrealized loss position of $7,791 at December 31, 1999.

As of December 31, 1998, the Corporation had 50,400 shares held in treasury at a cost of $793. On August 10, 1999, the Board of Directors authorized the discretionary buy-back of up to 500,000 shares of common stock. As of December 31, 1999, 254,100 shares had been repurchased bring the total shares in treasury to 304,500. The number of shares authorized for repurchase was increased to 600,000 on April 20, 2000. The 600,000-share repurchase was completed on October 11, 2000. On October 12, 2000 the Board of Directors authorized the repurchase of up to 2% of outstanding shares on an annual basis. In 2001, the Corporation repurchased approximately 152,000 shares and the authorization to repurchase up to 2% of outstanding shares was renewed. As of December 31, 2001 there were 883,494 shares in treasury and another 133,756 remaining shares to be repurchased under the current authorization.

The Corporation has consistently had qualifying capital under the risk-based capital requirements in excess of those required to meet the “well-capitalized” standards. For further details on capital ratios, see Note 16.

The Corporation trades under the symbol SECD on the NASDAQ National Market System. The total market capitalization of the Corporation was approximately $215 million at December 31, 2001. The table below lists the high and low trading prices for the common stock by quarter for the last three years.

Quarter	First	Second	Third	Fourth	Year

2001:
High	$18.75	$23.00	$22.89	$22.36	$23.00
Low	13.75	16.55	17.00	18.45	13.75
Dividends Declared	.17	.17	.17	.17	.68
2000:
High	$22.31	$18.13	$16.31	$16.94	$22.31
Low	17.06	12.25	13.75	12.13	12.13
Dividends Declared	.16	.16	.16	.16	.64
1999
High	$24.00	$29.50	$30.75	$27.00	$30.75
Low	19.06	21.00	24.00	22.38	19.06
Dividends Declared	.14	.14	.14	.14	.56

The Corporation’s price for its common stock increased by 49% in 2001 while the trading range of $13.75 to $23.00 per share was virtually unchanged from the prior year. Steady improvement in the common stock price paralleled the Corporation’s improved financial performance. The Corporation’s stock has most recently traded slightly below the price earnings ratio for peer banks. Bank stock prices in general were subject to downward pressure in 2000 with the increase in market rates associated with Federal Open Market Committee activities and some rebounded in 2001 as market rates declined. Book value per common share was $12.90 and $11.65 at December 31, 2001 and 2000, respectively.

The Corporation has historically paid cash dividends on a quarterly basis and has periodically paid stock dividends at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors. The payment will depend on, among other things, earnings, financial condition and cash requirements of the Corporation at the time that such payment is considered, and on the ability of the Corporation to receive dividends from the Bank, the amount of which is subject to regulatory limitations. For 2001, 2000 and 1999, the dividend-payout ratio for the Corporation was 39.8%, 106.3%, and 36.7%, respectively. The unusually high dividend payout ratios for 2000 were attributable to the impact of restructuring activities.

LIQUIDITY
Management of the Corporation’s liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Corporation. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $36 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. The net cash provided by operating activities for 2001, 2000 and 1999 were approximately $22 million, $16 million and $20 million, respectively. Management does not expect future cash flows available from operations to be materially different from the cash flow experience of the prior three years. Factors affecting cash flows from investing or financing activities are not expected to have a significant negative impact and foreseeable future liquidity. As discussed in Note 16, the Bank is subject to regulation and may be limited in its ability to pay dividends to the parent company. Accordingly, consolidated cash flows may not represent cash available to common stockholders.

MARKET RISK MANAGEMENT
Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Corporation’s entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank’s Board of Directors review the policies and guidelines established by ALCO.

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

The dynamic gap analysis measures the amount of repricing risk associated with the balance sheet at a specific point in time. Expected cash flows from fixed rate instruments are defined utilizing contractual maturities and anticipated cash flows through early repayment of loans, early calls and pay downs of securities and early withdrawals of deposits. Variable rate instrument’s repricing frequencies are categorized according to their earliest repricing opportunity. Core deposits with non-contractual maturities are included in the gap repricing distributions based on historical patterns of pricing behavior.

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would decrease by 4.7% if interest rates would immediately fall by 200 basis points and increase by 2.0% if interest rates would immediately rise by 200 basis points. This represents a similar interest rate risk position as the prior year. At December 31, 2000 the model projected net income would decrease by 3.5% if interest rates would immediately fall by 200 basis points and would increase by 2.1% if interest rates would immediately rise by 200 basis points. The reason for the apparent mismatch in net income movement between the up 200 basis point shock scenario and down 200 basis point shock scenario as of December 31, 2001 is due to the low historical level of market rates, which may not permit some funding instruments to fully reprice lower if rates were to fall another 200 basis points. Management believes this asset sensitive position for the one-year time horizon is within acceptable levels of risk tolerance and is also within the Board approved levels of 5% variance in net income. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and Management’s outlook.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans, the sale of long-term fixed rate mortgages through the secondary mortgage market and off-balance sheet swaps, caps and floors.

CRITICAL ACCOUNTING POLICIES
The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting principles of the Corporation are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgements and assumptions by Management, which have a material impact on the carrying value of certain assets and liabilities; Management considers such accounting policies to be critical accounting policies. The judgements and assumptions used by Management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgements and assumptions made by Management, actual results could differ from these judgements and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Corporation.

Allowance for Loan Losses: The Corporation believes the allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of its consolidated financial statements. Refer to the section entitled Allowance for Loan Losses and Note 1. Accounting Policies for a detailed description of the Corporation’s estimation process and methodology related to the allowance for loan losses.

Valuation of Mortgage Servicing Rights: The Corporation believes the valuations of mortgage servicing rights is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. The Company recognizes as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Refer to the section entitled Mortgage Servicing Rights and Note 1, Statement of Accounting Policies, for a detailed description of the Company’s process and methodology.

FASB 91 – Deferral of Fees: The Corporation believes that SFAS No. 91 — Deferral of fees is a critical accounting policy that utilizes estimates in its preparation of its consolidated financial statements. The Company accounts for loan origination and commitment fees and certain direct loan origination cost by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan’s yield. Refer to the section entitled Revenue Recognition and Note 1, Statement of Accounting Policies, for a detailed description of the Company’s process and methodology.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has certain obligations and commitments to make future payments under contracts. At December 31, 2001, the aggregate contractual obligations and commitments are:

Contractual obligations		Less than	2-5	After 5
Principal due by period	Total	1 year	Years	Years

Long-term debt	$305,594	$3,139	$25,000	$277,455
Annual rental commitments under non-cancelable leases	14,130	2,069	7,226	4,835

Total	$319,724	$5,208	$32,226	$282,290

Amount of commitment		Less than	2-5	After 5
Expiration by period	Total	1 year	Years	Years

Commitments to lend — commercial	$108,810	$93,667	$13,353	$1,790
Commitments to lend — residential real estate	29,600	29,600	—	—
Commitments to lend — consumer	57,944	57,944	—	—
Stand-by letters of credit	4,796	4,002	419	375

Total	$201,150	$185,213	$13,772	$2,165

Item 7 (a).     QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Market Risk Management” presented in Item 7 above.

Item 8.     Financial Statements and Supplementary Data

Consolidated Balance Sheets
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data
ASSETS	December 31
	2001	2000

Cash and due from banks	$40,837	$35,272
Federal funds sold and temporary investments	24,016	—
Securities:
Available-for-sale (at market value)	417,496	382,098
Trading account	—	328

Total securities	417,496	382,426
Loans	1,121,892	1,070,089
Less allowance for loan losses	16,695	15,217

Net loans	1,105,197	1,054,872
Premises and equipment	16,416	18,039
Accrued interest receivable	10,272	11,181
Goodwill and intangible assets	26,578	6,038
Other assets	39,544	38,462

Total assets	$1,680,356	$1,546,290

LIABILITIES AND SHAREHOLDERS’ EQUITY Deposits:
Demand – non-interest bearing	$144,953	$110,045
Demand – interest bearing	105,221	87,268
Savings	276,628	246,056
Time deposits	596,329	592,766

Total deposits	1,123,131	1,036,135
Federal funds purchased and securities sold under agreements to repurchase	107,279	129,895
Note payable	—	1,000
Other borrowed funds	5,853	2,163
Federal Home Loan Bank advances	275,152	251,733
Accrued expenses and other liabilities	10,200	8,167
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	30,442	—

Total liabilities	1,552,057	1,429,093
Shareholders’ equity:
Common Stock, no par value; 30,000,000 shares authorized; 10,832,810 and 10,787,310 shares issued in 2001 and 2000, respectively	37,453	36,935
Treasury stock, at cost; 883,494 and 730,200 shares, respectively	(16,798)	(13,947)
Accumulated other comprehensive income	3,434	281
Retained earnings	104,210	93,928

Total shareholders’ equity	128,299	117,197

Total liabilities and shareholders’ equity	$1,680,356	$1,546,290

Consolidated Statements of Income
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

	For the Calendar Year
INTEREST INCOME	2001	2000	1999

Loans (including fees):
Taxable	$85,631	$90,819	$80,873
Exempt from federal income taxes	1,092	1,014	681
Securities:
Taxable	21,614	20,970	18,446
Exempt from federal income taxes	3,137	3,209	3,781
Federal funds sold and other	1,083	286	891

Total interest income	112,557	116,298	104,582

INTEREST EXPENSE
Deposits	42,010	46,236	41,938
Federal funds purchased and securities sold under agreements to repurchase	3,904	5,540	5,781
Note payable	47	25	64
Other borrowed funds	90	172	155
Federal Home Loan Bank advances	15,567	14,948	7,372
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	749	—	—

Total interest expense	62,367	66,921	55,310

Net interest income	50,190	49,377	49,272
Provision for loan losses	4,718	7,129	3,195

Net interest income after provision for loan losses	45,472	42,248	46,077

NON-INTEREST INCOME
Service charges on deposit accounts	5,302	4,406	4,309
Trust fees	2,870	3,898	3,534
Security gains (losses)	642	(2,399)	312
Gain (loss) on sale of loans	5,814	(2,001)	2,066
Trading gains (losses)	19	(335)	—
Other operating income	4,881	4,706	4,571

Total non-interest income	19,528	8,275	14,792

NON-INTEREST EXPENSE
Salaries and employee benefits	21,544	20,817	19,054
Net occupancy	4,263	4,191	4,134
Equipment	3,891	3,985	3,418
Professional services	1,776	3,476	2,192
Assessment on deposits and other taxes	1,542	1,684	1,689
Amortization of goodwill and other intangibles	377	555	685
Merger-related costs	305	—	—
Other operating expenses	8,241	9,505	8,158

Total non-interest expense	41,939	44,213	39,330

Income before federal income taxes	23,061	6,310	21,539
Income tax expense (benefit):
Current	4,050	1,415	4,516
Deferred	1,830	(1,239)	845

Total federal income tax expense	5,880	176	5,361

Net income before cumulative effect of accounting change	$17,181	$6,134	$16,178

Cumulative effect of accounting change, net of tax — SFAS No. 133	(101)	—	—
Net income	$17,080	$6,134	$16,178

Earnings per common share:
Basic – before cumulative effect of accounting change	$1.72	$0.60	$1.52
Diluted – before cumulative effect of accounting change	1.70	0.60	1.51
Basic	1.71	0.60	1.52
Diluted	1.69	0.60	1.51
Average common shares outstanding:
Basic	10,247,025	10,247,025	10,635,852
Diluted	10,271,548	10,271,548	10,698,717

Consolidated Statements of Cash Flows		Dollars in thousands, except per share data
Second Bancorp Incorporated and Subsidiaries
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained		Comprehensive
	Stock	Stock	Income	Earnings	Total	Income

Balance, January 1, 1999	$36,901	$(793)	$3,097	$84,068	$123,273
Comprehensive income:
Net income				16,178	16,178	$16,178
Change in unrealized gain on securities of $17,063, net of reclassification adjustment for gains included in net income of $312 and net of tax of $(5,863)			(10,888)		(10,888)	(10,888)

Comprehensive income						$5,290

Cash dividends declared:
Common stock ($.56 per share)				(5,934)	(5,934)
Purchase of treasury stock		(6,347)			(6,347)
Common stock issued – dividend reinvestment and stock option plans	65				65

Balance, December 31, 1999	$36,966	$(7,140)	$(7,791)	$94,312	$116,347
Comprehensive income:
Net income				6,134	6,134	$6,134
Change in unrealized loss on securities of $10,019 net of reclassification adjustment for losses included in net income of $2,399 and net of tax of $4,346			8,072		8,072	8,072

Comprehensive income						$14,206

Cash dividends declared:
Common stock ($.64 per share)				(6,518)	(6,518)
Purchase of treasury stock		(6,807)			(6,807)
Net common stock issued – dividend reinvestment and stock option plans	(31)				(31)

Balance, December 31, 2000	$36,935	$(13,947)	$281	$93,928	$117,197
Comprehensive income:
Net income				17,080	17,080	$17,080
Change in other comprehensive income – deferred compensation plan, net of tax of $38			(71)		(71)	(71)
Change in unrealized gain on securities of $5,602, net of reclassification adjustment for losses included in net income of $642 and net of tax of $1,736			3,224		3,224	3,224

Comprehensive income						$20,233

Cash dividends declared:
Common stock ($.68 per share)				(6,798)	(6,798)
Purchase of treasury stock		(2,851)			(2,851)
Net common stock issued – dividend reinvestment and stock option plans	518				518

Balance, December 31, 2001	$37,453	$(16,798)	$3,434	$104,210	$128,299

Consolidated Statements of Cash Flows
Second Bancorp Incorporated and Subsidiaries		Dollars in thousands, except per share data

	For the Calendar Year
OPERATING ACTIVITIES	2001	2000	1999

Net Income	$17,080	$6,134	$16,178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,718	7,129	3,195
Provision for depreciation	3,487	3,444	2,985
Provision for amortization of intangibles	377	556	685
Amortization of servicing rights	1,320	868	1,029
Amortization (accretion) of investment discount and premium	(441)	185	(293)
Amortization of underwriting costs-Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	13	—	—
Increase (decrease) in allowance for servicing rights	810	—	(451)
Deferred income taxes	1,830	(1,239)	845
Securities losses (gains)	(642)	2,399	(312)
Other losses (gains), net	(5,796)	2,046	(2,112)
Net increase in trading account securities	328	(328)	—
(Increase) decrease in interest receivable	1,463	(1,904)	(568)
Increase (decrease) in interest payable	(975)	476	609
Originations of loans held-for-sale	(527,498)	(83,888)	(119,047)
Proceeds from sale of loans held-for-sale	527,041	81,890	121,159
Net change in other assets & other liabilities	(824)	(2,027)	(4,066)

Net cash provided by operating activities	22,291	15,741	19,836

INVESTING ACTIVITIES Proceeds from maturities of securities – available for sale	143,976	31,765	163,240
Proceeds from sales of securities – available-for-sale	76,420	138,831	52,415
Purchases of securities-available-for-sale	(234,001)	(175,273)	(244,921)
Cash paid for acquisition of Commerce Exchange Corporation, net of cash acquired	(24,522)	—	—
Net (decrease) increase in loans	36,232	(1,508)	(103,574)
Net increase in premises and equipment	(1,812)	(2,956)	(4,441)

Net cash (used by) provided by investing activities	(3,707)	(9,141)	(137,281)

FINANCING ACTIVITIES Net (decrease) increase in demand deposits, interest bearing demand and savings deposits	41,534	(28,556)	(19,507)
Net (decrease) increase in time deposits	(49,657)	(32,898)	14,506
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(27,896)	23,363	(15,950)
(Decrease) increase in note payable	(1,000)	(3,000)	4,000
Net (decrease) increase in borrowings	3,299	(3,576)	4,878
Net advances (repayments) from Federal Home Loan Bank	23,419	51,457	127,494
Issuance of Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	30,429	—	—
Cash dividends	(6,798)	(6,518)	(5,934)
Purchase of treasury stock	(2,851)	(6,807)	(6,347)
Net issuance of common stock	518	(31)	65

Net cash (used by) provided by financing activities	10,997	(6,566)	103,205

Increase (decrease) in cash and cash equivalents	29,581	34	(14,240)
Cash and cash equivalents at beginning of year	35,272	35,238	49,478

Cash and cash equivalents at end of year	$64,853	$35,272	$35,238

Supplementary Cash Flow Information:

Cash paid for: 1) Federal income taxes — $5,880, $2,810, and $3,924 for the 12 months ended December 31, 2001, 2000 and 1999, respectively and 2) Interest - $63,342, $66,867, and $55,310 for the 12 months ended December 31, 2001, 2000, and 1999, respectively.

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

1.     Statement of Accounting Policies
Nature of Operations: Second Bancorp Incorporated (the Corporation) is a one-bank holding company with its most significant subsidiary being The Second National Bank of Warren (the Bank), headquartered in Warren, Ohio, with 37 banking centers operating in northeast Ohio. In addition to general retail and commercial banking, the Bank engages in trust and mortgage banking activities and other financially related businesses. The Corporation also maintains another subsidiary, Second Bancorp Capital Trust I, which was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust for the primary purpose of funding our acquisition of Commerce Exchange Corporation (see note 3).

The accounting policies followed by the Corporation conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The following is a description of the more significant accounting policies:

a.	Principles of Consolidation: Significant inter-company balances and transactions between the Corporation and its subsidiaries have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

b.	Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

c.	Business Combinations: Business combinations which have been accounted for under the pooling-of-interests method of accounting require the assets, liabilities, shareholders’ equity and operations of the merged entity to be retroactively combined with the Corporation’s respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method. Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the company were recorded at their estimated fair value as of the date of acquisition.

d.	Cash Equivalents: Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for periods of less than thirty days.

e.	Securities: Debt and equity securities are classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, whereas securities available-for-sale and trading are carried at their estimated fair value. Adjustments to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, are excluded from earnings and reported net of tax as a separate component of shareholders’ equity. Adjustments to fair value of securities classified as trading are included in earnings. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Classifying securities as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation’s interest rate risk.

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

f.	Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Premiums on acquired loans have been deducted from the related interest income and are amortized over the remaining useful life of the loans acquired. Discounts and premiums on acquired deposits have been deducted or added respectively from the related interest expense and are being accreted or amortized over the remaining useful life of the deposits. The accrual of interest income generally is discontinued when a loan becomes, in Management’s opinion, doubtful of being collectible. When interest accruals are discontinued, interest credited to income for the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses.

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

The Corporation accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan’s yield. The Corporation is amortizing these amounts over terms up to the contractual life of the related loans. Net unamortized deferred costs, primarily representing costs of acquiring indirect automobile loans, were $3,683 and $4,636 at December 31, 2001 and 2000, respectively.

g.	Loans Held-for-sale: From time to time, the Corporation will sell loans it originated, primarily mortgages. The loans are reclassified as held-for-sale and are recorded at the lower of aggregate cost or market value by loan.

h.	Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to repay (including the timing of future payments), overall quality, analysis of prior and current loss experience and a review of specific problem loans. The allowance reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a specific dollar amount where the internal credit rating is at or below a predetermined classification level. The historical loan loss component is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged off. The allowance also includes components for concentrations, loan volume and general and specific economic conditions of the markets in which the Corporation operates. The determination arrived at inherently involve a high degree of uncertainty and that knowledge of the loans’ loss characteristics may be incomplete. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors.

Certain loans are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These standards address the accounting for certain loans when it is probable that amounts due pursuant to the contractual terms of the loan will not be collected. This evaluation is inherently subjective and requires Management to make estimates regarding the amounts and timing of future cash flows expected to be received on impaired loans that could be susceptible to change. To determine the amount of impaired loans, the Corporation analyzes the expected cash flows of non-accrual loans. To the extent that the net present value of expected cash flows is less than the carrying amount of an individual loan, the loan balance is included as impaired loans and a specific allowance is maintained.

i.	Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization for premises and equipment, including costs related to developing or obtaining software for internal use, is computed generally by the straight-line method over their useful lives. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives.

j.	Intangible Assets: Intangible assets resulting from the excess of the purchase price over net identifiable tangible assets acquired through acquisitions are specifically identified when deerminable. The excess goodwill is amortized based on the estimated useful life of the long-term assets acquired and on an accelerated basis. The core deposit intangible is amortized both on an accelerated basis and on a straight-line basis over the estimated useful life. Original estimated useful lives for the core deposit intangible and goodwill range from 10 to 14 years and 8 to 22 years, respectively.

k.	Mortgage Servicing Rights: The Corporation recognizes as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Mortgage servicing rights are carried at the lower of initial carrying amount, adjusted for amortization, or fair estimated value. Management stratifies servicing rights based on term, pass-through rate and method of acquisition. Capitalized mortgage servicing rights are amortized on an accelerated basis over the estimated life of the loans sold. Management evaluates the recoverability of the mortgage servicing rights in relation to the impact of actual and anticipated loan portfolio prepayments, foreclosures and delinquency experience.

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

l.	Interest Rate Risk Management: As part of managing the Corporation’s interest rate risk, a variety of financial instruments may, from time to time, be used to hedge fair values and to alter the cash flow characteristics of certain on-balance sheet instruments. The derivative financial instruments used primarily consist of interest rate caps, floors and swaps.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Corporation must designate the hedging instruments, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

For derivative instruments that are designated and qualify as a fair value hedge (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the change in fair value of the derivative instrument and the change in fair value of the hedged item attributable to the hedged risk is recorded on the balance sheet with the corresponding entry recognized in other income or other expense. The adjustment to the hedged item is included in the basis of the hedged item, while the fair value of the derivative instrument is recorded in other assets/other liabilities. Accrual of cash receipts or payments related to the derivative instrument is recorded in interest income or interest expense, depending on the hedged item. Upon termination of a derivative instrument prior to maturity, the aforementioned basis adjustment to the hedged item is amortized/accreted into interest income or interest expense over the remaining life of the hedged item using the effective interest method. Should the hedged item be sold, mature or be extinguished prior to the maturity date of the derivative instrument, the derivative instrument’s change in fair value subsequent to sale, maturity or extinguishment of the hedged item will be recorded in other income or other expense.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into interest income or interest expense in the same period or periods during which the hedged item affects interest income or interest expense. The remaining gain or loss of the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is ineffectiveness and is recognized in other income/other expense during the period of change. Upon termination of a derivative instrument prior to maturity, the aforementioned adjustment to accumulated other comprehensive income is amortized/accreted into interest income or interest expense over the remaining term of the hedge relationship using the effective interest method. Should the hedged item be sold, mature or extinguished prior to the end of the hedge relationship or a forecasted transaction is probable of not occurring, the aforementioned amounts in accumulated other comprehensive income are reclassified to interest income or interest expense and the derivative instrument’s change in fair value from that point forward will be recorded in other income or other expense.

For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income or other expense during the period of change.

Prior to the adoption of SFAS No. 133, the Corporation utilized derivative financial instruments (interest rate swaps, caps and floors) to manage interest rate risk, hedge market values and alter the cash flow characteristics of certain on-balance sheet instruments. The derivative financial instruments were linked with a specific asset or liability or a group of related assets or liabilities and had a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued. Deferred amounts are amortized into interest income or expensed over either the remaining original life of the derivative financial instrument or the expected life of the associated asset or liability. Unrealized gains or losses were not recognized on the balance sheet.

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

m.	Federal Income Taxes: Deferred federal income taxes are provided for differences between tax and financial statement bases of assets and liabilities at year-end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The statutory rate in effect for a particular year is used to determine after-tax components of other comprehensive income included in the statements of changes in shareholders’ equity.

n.	Treasury Stock: Acquisitions of treasury stock are recorded on the cost method with the full amount of the cash paid deducted from shareholders’ equity.

2.     Recent Accounting Pronouncements
Accounting for Derivative Instruments and Hedging Activities: Effective January 1, 2001, the Corporation adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. At the time of adoption, the Corporation designated certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates were designated fair value hedge relationships. Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated in cash flow hedge relationships. As a result of adopting the new standard, the Corporation recorded transition amounts with establishing the fair values of the derivatives and hedged items on the balance sheet. A pre-tax transition loss of $155, or $101 after tax, was recorded in the income statement net of tax as a cumulative effect of accounting change to establish the fair value hedge relationships.

Although not having a material impact, SFAS No. 133 as applied to the Corporation’s risk management strategies, has caused reported net income and shareholders’ equity to be different from what they otherwise would have been under the prior accounting rules, with the impact in any period depending on levels of interest rates and other variables affecting fair values of derivative instruments and hedged items. Although recorded results are affected, SFAS No. 133’s requirements do not change the cash flows or economic risk associated with any derivatives the Corporation is holding.

Notes 1 and 22 provide additional detail on the accounting for derivative instruments and the derivative instruments held by the Corporation during 2001.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, was issued in September 2000 and replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

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

Application of the new rules did not have a material impact on the Corporation’s results of operations, financial position or liquidity.

Business Combinations: In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, which replaces Accounting Principles Board (“APB”), Opinion 16. SFAS No. 141 requires all business combinations to be accounted for by the purchase method by prohibiting the application of the pooling-of-interests method of accounting for business combinations after June 30, 2001.

While SFAS No. 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new standard had no material effect on the Corporation’s results of operations, financial position or liquidity during 2001.

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

Goodwill and Other Intangible Assets: in conjunction with the issuance of SFAS No. 141, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion17.

Under the provisions of SFAS No. 142, goodwill and certain other intangible assets which do not possess finite useful lives will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their useful lives and also continue to be subject to impairment testing.

The provisions of SFAS No. 142 were adopted by the Corporation as required effective January 1, 2002. Application of the non-amortization provisions of the standard is expected to reduce non-interest expense by approximately $158, resulting in an increase in net income of $103, or $.01 per diluted share in 2002 as compared to 2001. SFAS No. 142, as a part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss to be reported as a change in accounting principle. The majority of the goodwill recorded by the Corporation arose from the recently completed acquisition of Commerce Exchange Corporation (see note 3) and as such, Management does not expect an impairment loss to be recorded in 2002 as a result of this test. The Corporation currently does not have any other indefinite-lived assets on its balance sheet. It is also anticipated that there will be no material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new standard.

In general, application of the new standard may result in more income statement volatility due to the potential recognition of impairment losses only, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of regularly recurring, consistent amortization amounts.

Asset Retirement Obligations: In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Corporation beginning January 1, 2003, and its adoption is not expected to have a material impact on the Corporation’s results of operations, financial position or liquidity.

Accounting for Long-Lived Assets: SFAS No. 144, “Accounting for Long-Lived Assets to be Disposed of”, was issued in October 2001 and addresses how to account for long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or a distribution to owners. The new standard supercedes SFAS No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 become effective for the Corporation January 1, 2002 and are not expected to have a material impact on the Corporation’s results of operations, financial position or liquidity.

3.	Mergers and Acquisitions
On October 25, 2001, the Corporation acquired Commerce Exchange Corporation (Commerce); a $111 million asset bank holding company headquartered in Beachwood, Ohio, in a transaction accounted for as a purchase under SFAS No. 141. Goodwill of $13.7 million was recorded in connection with the acquisition. Additionally, a core deposit intangible asset of $3.0 million was recorded and is being amortized on a straight-line basis over 109 months. Second Bancorp paid $26.9 million to the shareholders’ of Commerce for all the outstanding shares of Commerce common stock. Commerce’s sole subsidiary, Commerce Exchange Bank, was merged into Second National, and its two locations are being operated as Second National banking centers. Merger expenses incurred in 2001 as a result of the Commerce acquisition totaled $305 and consisted primarily of insurance, supplies and personnel-related costs.

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

The condensed balance sheet at fair value of Commerce as of the acquisition date was as follows:

Assets:
Cash and due from banks	$2,407
Investments	15,739
Loans (net of allowance of $1,878)	91,419
Other assets	1,336

Total Assets	$110,901

Liabilities and capital:
Deposits	$94,721
Other borrowings and other liabilities	5,578
Capital	10,602

Total liabilities and capital	$110,901

In order to finance the acquisition of Commerce, the Corporation sold, through Second Bancorp Capital Trust I (a newly formed subsidiary), $32 million of 9.00% corporation-obligated mandatorily redeemable capital securities of subsidiary trust (“Trust Preferred Securities”). The proceeds of the offering of the Trust Preferred Securities were used by the Trust to purchase, from the Company, Subordinated Debentures due December 31, 2031. The Company used the proceeds from the offering of the Subordinated Debentures to fund the $26.9 acquisition cost for Commerce Exchange Corporation. The remaining net proceeds are being used to repay outstanding debt and to fund the Company’s continuing repurchase of its common stock.

4.     Restrictions on Cash and Due from Bank Accounts
The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the years ended December 31, 2001 and 2000 were approximately $1,967 and $1,964, respectively, which represents compensating balances for services provided by the Federal Reserve Bank during 2001.

5.     Securities
The following is a summary of securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2001	Cost	Gains	Losses	Value

Available for Sale:
U. S. Treasury securities and obligations of other U. S. government agencies and corporations	$27,940	$1,137	$(29)	$29,048
Obligations of states and political subdivisions	67,068	1,476	(333)	68,211
Corporate securities	89,924	1,737	(1,874)	89,787
Mortgage-backed securities	207,883	4,145	(933)	211,095

Total debt securities	392,815	8,495	(3,169)	398,141
Equity securities	19,288	159	(92)	19,355

Total available-for-sale securities	$412,103	$8,654	$(3,261)	$417,496

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2000	Cost	Gains	Losses	Value

Available for Sale:
U. S. Treasury securities and obligations of other U. S. government agencies and corporations	$51,123	$657	$(38)	$51,742
Obligations of states and political subdivisions	65,780	1,236	(180)	66,836
Corporate securities	72,756	733	(3,071)	70,418
Mortgage-backed securities	174,206	1,707	(619)	175,294

Total debt securities	363,865	4,333	(3,908)	364,290
Equity securities	17,800	183	(175)	17,808

Total available-for-sale securities	$381,665	$4,516	$(4,083)	$382,098

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

There were no holdings of trading securities at December 31, 2001. The amortized cost of trading securities was $332 and had a market value of $328 as of December 31, 2000. The amortized cost and estimated market value of securities at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Under 1 year	$6,365	$6,549
1 to 5 years	37,394	38,922
5 to 10 years	65,465	67,261
Over 10 years	75,708	74,314

	184,932	187,046
Mortgage-backed securities	207,883	211,095
Equity securities	19,288	19,355

	$412,103	$417,496

Information relating to sales of available-for-sale securities for the three years ended December 31, 2001 is as follows:

	2001	2000	1999

Proceeds from sales of available-for-sale securities	$76,420	$138,831	$52,415

Gross realized gains	$724	$961	$351
Gross realized losses	82	3,360	39
Income tax associated with net (losses) gains	225	(816)	109

After tax (losses) gains	$417	$(1,583)	$203

Impact on earnings per share	$0.04	$(0.15)	$0.02

At December 31, 2001 and 2000, securities with a carrying value of $252,074 and $211,840, respectively, were pledged to secure repurchase agreements, deposits of public funds and for other purposes.

6.     Loans
Loans consist of the following:

December 31	2001	2000

Commercial	$508,579	$421,229
Consumer	316,097	302,881
Real Estate	247,221	300,526
Real Estate – Construction	49,995	45,453

Total	$1,121,892	$1,070,089

At December 31, 2001, 2000 and 1999 the Corporation serviced mortgage loans for others totaling $812,774, $472,120 and $343,756, respectively. Following is an analysis of the activity for capitalized mortgage loan servicing rights during the years ending December 31:

	2001	2000	1999

Balance at January 1	$4,065	$3,490	$2,683
Additions	6,270	1,340	1,302
Sales	—	—	—
Amortizations	(1,212)	(765)	(946)
Change in valuation allowance	(810)	—	451

Balance at December 31	$8,313	$4,065	$3,490

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

The fair value of mortgage servicing rights is estimated by calculating the present value of estimated future cash flows, taking into consideration several different variables including discount rate, investor type, product type, interest rate, escrow balances, delinquencies, servicing fees and costs and prepayment speeds. The expected and actual rate of mortgage loan prepayments is the most significant factor affecting the value of mortgage servicing rights. The risk characteristics used to stratify the recognized servicing assets include method of origination and interest rate. The fair value of the servicing rights was $8,844, $5,385 and $4,152 as of December 31, 2001, 2000 and 1999, respectively. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing rights for the years ended December 31:

	2001	2000	1999

Balance at January 1	$—	$—	$451
Additions	810	—	—
Reductions	—	—	(451)

Balance at December 31	$810	$—	$—

The Corporation also services Small Business Administration (SBA) loans for others totaling $13,112, $13,448 and $11,484 as of December 31, 2001, 2000 and 1999, respectively. Amounts capitalized as originated servicing rights were $144, $191, and $143 in 2001, 2000 and 1999, respectively. Capitalized servicing rights amortized were $108, $103 and $83 in 2001, 2000 and 1999, respectively.

The Bank has granted loans to the officers and directors of both the Corporation and the Bank and their associates. Related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amounts of these loans were $14,045 and $3,458 at December 31, 2001 and 2000, respectively. New loans and advances totaled $24,259 and payments were $23,593 in 2001. Loans to directors who left the Corporation in 2001 totaled $79. During 2001, the Bank leased one of its banking centers from a partnership that is 50% owned by a director of the Corporation. The fair market annual rental rate on the lease totals $40 and expires in 2004.

7.     Asset Quality
Allowance for loan losses:

Changes in the allowance for loan losses for each of the last three years ended December 31 were as follows:

	2001	2000	1999

Balance at beginning of year	$15,217	$11,169	$10,739
Charge-offs	(6,471)	(4,059)	(4,477)
Recoveries	1,353	978	1,712

Net charge-offs	(5,118)	(3,081)	(2,765)
Provision for loan losses	6,596	7,129	3,195
Acquired	1,878	—	—

Balance at end of year	$16,695	$15,217	$11,169

Allowance for loan losses as a percent of total loans	1.49%	1.42%	1.04%

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

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

	December 31

	2001	2000

Non-accrual loans	$5,004	$4,699
Past-due loans	5,304	3,238
Restructured loans	258	43

Total	$10,566	$7,980

Percent of total loans at year end	0.94%	0.75%
Other real estate owned (net of estimated costs to sell)	$1,399	$902

For the year ended December 31, 2001, interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans in the above schedule amounted to $398. No interest income was realized on these loans for 2001. Loans that were considered to be impaired under SFAS No. 114, all of which had a specific allowance, totaled $2,337 and $1,397 as of December 2001 and 2000, respectively, all of which were included in non-performing assets as of those dates. The year-end balances are reflective of the average balance of impaired loans during those years. The related allowance allocated to impaired loans for 2001 and 2000 was $1,585 and $562, respectively.

8.     Significant Concentration of Credit Risk
Most of the Bank’s business activity is with customers located within the state of Ohio. As of December 31, 2001, the Bank had a concentration in commercial real estate loans totaling approximately $334,085, approximately 64.8% of which were owner-occupied business, including medical office buildings and retail and fast-food restaurants within the Bank’s market area. Of the $334,085 of commercial real estate loans, $3,083 or 0.92% were on non-accrual status as of December 31, 2001.

9.     Fair Values of Financial Instruments
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

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

The following table presents the estimates of fair value of financial instruments:

	December 31, 2001		December 31, 2000
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$64,853	$64,853	$35,272	$35,272
Trading account	—	—	328	328
Securities	417,496	417,496	382,098	382,098
Loans	1,121,892	1,142,376	1,070,089	1,064,820
Allowance for loan losses	(16,695)		(15,217)
Mortgage servicing rights	8,313	8,844	4,065	5,385
Liabilities:
Demand deposits – non-interest bearing	144,953	144,953	110,045	110,045
Demand deposits – interest bearing	105,221	105,221	87,268	87,268
Savings deposits	276,628	276,628	246,056	246,056
Time deposits	596,329	602,870	592,766	595,299
Federal funds purchased and securities sold under agreements to repurchase	107,279	107,279	129,895	129,895
Note payable	—	—	1,000	1,000
Other borrowed funds	5,853	5,853	2,163	2,163
FHLB advances	275,152	323,222	251,733	255,987
Corporation-obligated manditorily redeemable obligations of subsidiary trust	30,442	33,514	—	—
Interest rate swap liability	247	247	—	—
Off-balance sheet:
Interest rate caps and floors	—	—	555	400
Interest swaps	—	—	—	(168)

Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments:

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

Mortgage servicing rights: The fair value for the cost of mortgage servicing rights was determined via an independent quote from a third party. Fair value assumptions regarding prepayment speeds, discount rates, servicing costs, delinquency, ancillary income and foreclosure costs arrived at from third party sources and internal historical records.

Deposit liabilities: The fair values disclosed for demand deposits, insured money market and interest checking accounts and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for time deposits are estimated using a discounted cash flow calculation. Variable-rate time deposits that reprice frequently are assumed to have a short-duration period, yielding a fair value that approximates the carrying value.

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate their fair values.

FHLB advances: The fair value for the FHLB advances was determined using a discounted cash flow calculation.

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

Corporation-obligated mandatorily redeemable obligations of subsidiary trusts: The fair value for the Corporation-obligated mandatorily redeemable obligations of subsidiary trusts was based on market prices of comparable instruments.

10. Premises and Equipment

The following is a summary of bank premises and equipment accounts as of December 31:

	2001	2000

Land and buildings	$6,437	$6,438
Leasehold improvements	10,491	9,683
Furniture and equipment	27,147	24,974

	44,075	41,095
Less:
Accumulated depreciation and amortization	27,659	23,056

	$16,416	$18,039

11. Goodwill and Intangible Assets

The carrying amount for goodwill and intangible assets as of December 31 is as follows:

	2001	2000

Goodwill	$14,645	$1,154
Core deposit intangible	3,211	447
Mortgage servicing rights	8,313	4,065
Other servicing rights	409	372

Total	$26,578	$6,038

Mortgage and other servicing rights activity for 2001 and 2000 are discussed in Note 6 to the financial statements.

Core deposit intangible accumulated amortization as of December 31, 2001 is $6,424. Core deposit intangible amortization expense for 2001 was $190. Estimated annual amortization expense of core deposit intangibles is as follows:

2002	$447
2003	417
2004	350
2005	344
2006	340

The changes to the carrying amount of goodwill for the year ended December 31, 2001, are as follows:

Balance, December 31, 2000	$1,154
Goodwill acquired during the year	13,678
Amortization expense	(187)

Balance December 31, 2001	$14,645

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

12.     Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
 The Corporation has the availability to borrow $36 million from correspondent banks as overnight federal funds purchased. There were no federal funds purchased at December 31, 2001, while $29 million and $0 were outstanding at December 31, 2000 and 1999. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U. S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $107,160 and $100,609 as of December 31, 2001 and 2000, respectively. The Corporation continuously pledges collateral for these borrowings at an amount exceeding the outstanding balance. The securities are held in the Corporation’s safekeeping account at the Federal Reserve Bank. Although there were no repurchase agreements with approved brokers outstanding at December 31, 2001, the Corporation previously maintained such balances, which were collateralized by U. S. Treasury and government agency securities held by the broker.

The following table summarizes certain information relative to these borrowings:

	2001	2000

Outstanding at December 31	$107,279	$100,895
Weighted-average interest rate at December 31	3.58%	4.49%
Maximum amount outstanding as of any month end	$133,743	$120,026
Average amount outstanding	$109,476	$105,850
Approximate weighted-average interest rate during the year	3.40%	4.50%

13. Notes Payable
 As of December 31, 2001, the Corporation had $20 million in unsecured lines of credit with two correspondent banks. The lines are renewable annually and bear interest at a floating rate based on several indices including LIBOR, federal funds or prime rate. As of December 31, 2000 the Corporation had $1 million in outstanding notes payable to a correspondent bank.

There were no outstanding balances as of December 31, 2001.

14. Other Borrowed Funds and Federal Home Loan Bank Advances
 The Corporation has a Treasury Note Option Agreement with the Federal Government, which allows the Corporation to hold funds deposited by customers for treasury and tax payments to the Government up to a self-imposed limit of $6,000. Federal Home Loan Bank (FHLB) advances are primarily collateralized by all shares of FHLB stock and a portion of the Corporation’s qualified mortgage loan portfolio, and are used to fund mortgage loan originations of the Corporation and as a regular funding source. As of December 31, 2001 the book value of pledged collateral totaled $396 million and consisted of $314 million in residential mortgage loans, $48 million in home equity loans and $34 million in junior lien installment loans. As of December 31, 2000, the book value of pledged collateral was $358 million and consisted entirely of residential mortgage loans. The detail of these borrowings on December 31, 2001 and 2000 is as follows:

	Current Interest	Balance
Description	Rates	2001	2000

Treasury note option account	1.40%	$5,853	$2,163
Fixed rate FHLB advances with monthly principal and interest payments Advances due in 2002	4.60% to 6.95%	$113,139	$64,000
Fixed rate FHLB advances with monthly principal and interest payments Advance due 2003 to 2007	4.29% to 6.87%	$155,013	$180,733
Variable rate FHLB advance with monthly interest payments Advance due in 2005	1.88%	$7,000	$7,000

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

The table below provides a maturity distribution for the Corporation’s $305,594 long-term debt, which includes the FHLB advances and the Corporation-obligated mandatorily redeemable capital securities of subsidiary trust discussed in Note 15:

2002	$3,139
2003	10,000
2004	8,000
2005	7,000
2006	—
Thereafter	277,455

15. Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust
 The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trust hold solely junior subordinated debt securities of the Corporation (the “debentures”). The capital securities were issued in 2001 by a statutory business trust – Second Bancorp Capital Trust I, of which 100% of the common equity of the trust is owned by the Corporation. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a per annum rate of 9%, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on December 31, 2006 and mature on December 31, 2031. The amount outstanding, net of offering costs, as of December 31, 2001 is $30,442.

The effect of the capital securities will impact several key performance indicators of the Corporation’s future financial results. Among those ratios impacted will be the net interest margin, which is expected to decline with the addition of the capital trust securities.

16. Shareholders’ Equity
 As of January 1, 1999, the Corporation had 50,400 shares held in treasury. On August 10, 1999, the Board of Directors authorized the discretionary buy-back of up to 500,000 shares of common stock. As of December 31, 1999, 254,100 shares had been repurchased bringing the total shares in treasury to 304,500. During 2000, the Board of Directors authorized an increase to 600,000 the number of authorized shares to be repurchased. The repurchase of the 600,000 shares authorized was completed on October 11, 2000. The Board of Directors subsequently authorized the repurchase of up to 2% of shares outstanding annually. During 2000, 79,800 shares had been repurchased bringing the total shares in treasury to 730,200 as of December 31, 2000. During 2001, 151,812 shares had been repurchased bringing the total shares in treasury to 883,494 as of December 31, 2001.

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net profits from the preceding two years. As of December 31, 2001, the Bank had retained earnings of $98,942, of which $19,725 was available for distribution to the Corporation as dividends without prior regulatory approval.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Notes to Consolidated Financial Statements Second Bancorp Incorporated and Subsidiaries	December 31, 2001 Dollars in thousands, except per share data

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the Bank’s category.

The consolidated Corporation’s and the subsidiary Bank’s actual capital amounts and ratios are also presented in the table.

						To Be Well-
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2001:
Total capital (to risk-weighted assets):
Second Bancorp	$152,550	12.6%	$	*96,869	*8.0%		N/A	N/A
Second National Bank	149,170	12.3		*96,730	*8.0	$	*120,913	*10.0%
Tier I capital (to risk-weighted assets):
Second Bancorp	137,395	11.4		*48,434	*4.0		N/A	N/A
Second National Bank	134,036	11.1		*48,365	*4.0		*72,548	*6.0
Tier I leverage:
Second Bancorp	137,395	8.2		*66,689	*4.0		N/A	N/A
Second National Bank	134,036	8.1		*66,289	*4.0		*82,861	*5.0

As of December 31, 2000:
Total capital (to risk-weighted assets):
Second Bancorp	$129,366	11.5%	$	*89,926	*8.0%		N/A	N/A
Second National Bank	127,001	11.3		*89,725	*8.0	$	*112,156	*10.0%
Tier I capital (to risk-weighted assets):
Second Bancorp	115,315	10.3		*41,479	*4.0		N/A	N/A
Second National Bank	112,982	10.1		*44,862	*4.0		*67,294	*6.0
Tier I leverage:
Second Bancorp	115,315	7.5		*61,788	*4.0		N/A	N/A
Second National Bank	112,982	7.2		*63,163	*4.0		*78,954	*5.0

*	greater than or equal to

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

17.     Earnings Per Share
 The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999

Numerator for basic and diluted earnings per share:
Net income	$17,080	$6,134	$16,178

Denominator:
Denominator for basic earnings per share
- weighted-average shares	10,013,068	10,247,025	10,635,852
Effect of dilutive securities:
Employee stock options	66,937	24,523	62,865

Denominator for diluted earnings per share
- adjusted weighted-average shares	10,080,005	10,271,548	10,698,717

Basic earnings per share	$1.71	$0.60	$1.52

Diluted earnings per share	$1.69	$0.60	$1.51

Excluding the effect of the accounting change associated with the transition adjustment related to the adoption of SFAS No. 133, net income was $17,181 resulting in basic and diluted earnings per share of $1.72 and $1.70, respectively.

18. Federal Income Taxes
 The Corporation’s federal income tax provision in the accompanying statements of income differs from the statutory rate as follows:

	2001	2000	1999

Statutory rate	35%	34%	35%
Income before federal income taxes (1)	$23,061	$6,310	$21,539
Tax at statutory rate	$8,071	$2,146	$7,539
Non-taxable interest	(1,480)	(1,188)	(1,558)
Increase in cash surrender value – life insurance	(545)	(496)	(535)
Disallowed interest expense	245	248	235
Other items, net	(411)	(534)	(320)

	$5,880	$176	$5,361

(1)	Excludes the cumulative effect adjustment of accounting change for SFAS No. 133. The pre-tax amount was $(155) with a tax benefit of $54.

Significant components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

	2001	2000

Deferred tax assets:
Provision for loan losses	$5,685	$5,105
Goodwill and intangible amortization	—	722
Non-accrual interest	380	132
Valuation allowance mortgage servicing rights	284	—
Other	1,500	1,377
Total deferred tax assets	7,849	7,336

Deferred tax liabilities:
SFAS No. 115 adjustment	1,887	151
FHLB dividends	2,326	1,912
Capitalized mortgage servicing rights	2,918	989
Goodwill and intangible amortization	332	—
Other	343	466

Total deferred tax liabilities	7,806	3,518
Net deferred tax assets	$43	$3,818

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

19.     Employee Benefit Plans
 The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. The benefits are based on a percentage of the employee’s average annual earnings multiplied by completed years of continuous service. The Corporation’s funding policy is to contribute annually an amount between the minimum required and the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The plan assets at December 31, 2001 are invested primarily in common stock, preferred stock and corporate bonds. Included in those investments are 9,822 and 16,762 shares of Corporation common stock with a market value of $212 and $243 as of December 31, 2001 and 2000, respectively. The Bank also has a supplemental retirement deferred benefit plan for certain employees, which provides benefits in excess of the defined benefit plan.

The following table sets forth the plan’s pension benefits as of December 31:

	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$8,802	$7,473
Service cost	727	617
Interest cost	694	594
Amendments	15	—
Actuarial loss	965	438
Disbursements	(441)	(320)

Benefit obligation at end of year	$10,762	$8,802

Change in plan assets:
Fair value of plan assets at beginning of year	$10,956	$10,361
Actual return on plan assets	(1,008)	(350)
Employer contribution	86	1,265
Disbursements	(441)	(320)

Fair value of plan assets at end of year	$9,593	$10,956

Funded status	$(1,169)	$2,154
Unrecognized net actuarial loss (gain)	350	(2,739)
Unrecognized prior service cost	15	6
Unrecognized initial net obligation	(28)	(49)
Net amount recognized	$(832)	$(628)

Accrued benefit liability recognized	$(832)	$(628)

Weighted average assumptions as of December 31:
Discount rate	7.375%	7.75%
Expected return on plan assets	9.75%	9.75%
Rate of compensation increase	Age-graded	Age-graded

	2001	2000	1999

Components of net periodic benefit cost:
Service cost	$727	$617	$798
Interest cost	694	594	541
Expected return on plan assets	(1,008)	(832)	(685)
Amortization of prior service cost	6	6	6
Amortization of initial net asset	(21)	(21)	(22)
Recognized net actuarial loss (gain)	(109)	(181)	6

Net periodic pension expense	$289	$183	$644

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the nonqualified pension plan with accumulated benefit obligations in excess of plan assets were $782, $782 and $0, respectively, as of December 31, 2001, and $781, $781, and $0, respectively as of December 31, 2000. The actual return on plan assets in 2001 represented a 9.2% decline in the fair value of plan assets. The decline is attributable to the reduction in the values of plan equity investments during the year.

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

The Corporation also maintains two nonqualified supplemental retirement plans for certain key employees. The plans benefits are unfunded and any payments to the plan participants are made by the Corporation. The projected benefit obligation, accumulated benefit obligations and fair value of plan assets for the nonqualified pension plan with accumulated benefits obligations in excess of plan assets were $813, $813, and $0, respectively, as of December 31, 2001, and $781, $781, and $0, respectively as of December 31, 2000. For the years ended December 31, 2001, 2000 and 1999, expenses related to these plans were $95, $62 and $132, respectively.

The Bank had a stock appreciation rights plan that was used to grant certain officers stock appreciation rights upon their employment. The Corporation has not issued any rights since 1987 and all rights were fully exercised by the end of 1999. The plan expense for 1999 was $7.

The Bank also sponsors a defined contribution benefit plan covering substantially all eligible employees of the Bank. The Bank voluntarily contributes 75% of the participants’ contribution to a maximum of 4.5% of the participant’s compensation. Participants, at their discretion, may invest in several investment funds or a stock fund consisting solely of the Corporation’s common stock. The Bank’s contribution is limited solely to the stock fund. Employees’ contributions vest immediately while the employer contribution vests at 50% after 3 years, 75% after 4 years and 100% after 5 years. Contributions in 2001, 2000 and 1999 were $524, $442 and $416, respectively. The Board of Directors of the Corporation has authorized the issuance of 99,000 shares of the Corporation’s common stock for use in the Bank’s defined contribution benefit plan. As of December 31, 2001, none of the shares authorized have been issued.

20. Stock Options and Awards
 Stock Options: The Corporation maintains incentive and non-qualified stock option plans that allow for stock based awards to eligible employees and directors. Through February 1998, the Corporation issued incentive stock options that were exercisable in one year after issuance and expire after ten years. The maximum annual grant was 7,500 shares per employee. The plan was terminated in May 1998 when the non-qualified stock option plan was approved. The non-qualified plan authorizes 650,000 shares of common stock to be reserved and subject to issuance. Until January 2001, the maximum annual grant was 10,000 shares per employee and 1,000 shares per director. The awards currently have no maximum. The options are also exercisable one year after issuance and expire after 10 years.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999

Risk-free interest rate	4.0%	5.5%	6.5%
Dividend yield	3.0%	4.0%	3.0%
Volatility factor of expected market price of Corporation’s common stock	.302	.301	.274
Weighted-average expected life	6years	6years	6years

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Corporation’s pro forma information follows:

	2001	2000	1999

Pro forma net income	$16,662	$5,797	$15,583
Pro forma earnings per share:
Basic	$1.66	$0.57	$1.47
Diluted	$1.65	$0.56	$1.46

A summary of stock option activity is as follows:

		Option Price
	Number of Shares	Per Share	Total

Outstanding at January 1, 1999	276,450	$7.33-$25.44	$5,388
Granted	108,400	22.72 - 24.22	2,478
Exercised	(24,100)	9.21 - 22.13	(273)

Outstanding at December 31, 1999	360,750	7.33 - 25.44	7,593
Granted	92,000	13.66 - 22.34	1,412
Forfeited	(54,050)	13.44 - 25.44	(1,281)

Exercised	(2,500)	13.44	(34)

Outstanding at December 31, 2000	396,200	7.33 - 25.44	7,690
Granted	167,500	14.44 - 20.19	2,510
Forfeited	(5,500)	22.13 - 25.44	(125)
Exercised	(47,500)	7.33 - 13.66	(540)

Outstanding at December 31, 2001	510,700	$10.58-$25.44	$9,535

Exercisable at December 31, 2001	343,200	$10.58-$25.44	$7,025

The weighted-average fair value of the options granted during 2001, 2000 and 1999 were $3.79, $3.68 and $7.03, respectively. The weighted-average remaining contractual life of the outstanding options is 7.6 years.

Restricted Stock Awards: The restricted stock plan provides for the issuance of up to 50,000 shares of common stock to key employees. The restriction expires after five years and the Corporation recognizes expense over the restricted period. Compensations expense recognized in 2001, 2000 and 1999 totaled $72, $32 and $10.

A summary of restricted stock activity is as follows:

	Number of	Price Per
	Shares	Share	Value

Outstanding at December 31, 1998 and 1999	1,600	$28.38-$32.63	$48
Granted	24,910	16.38 - 19.00	443
Forfeited	(3,050)	19.00 - 28.38	(67)

Outstanding at December 31, 2000	23,460	16.38 - 32.63	424
Granted	1,500	21.38 - 21.82	33
Forfeited	(3,500)	16.38 - 19.00	(58)

Outstanding at December 31, 2001	21,460	$16.38-$32.63	$399

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

21.     Parent Company
 Condensed financial information of Second Bancorp Incorporated (Parent Company only) is as follows:

Condensed Balance Sheets

	December 31

	2001	2000

Assets:
Cash	$1,227	$117
Trading account	—	328
Available-for-sale securities	1,040	1,355
Loans	586	612
Investment in and advances to subsidiaries, at equity in underlying value of their net assets	155,328	115,226
Fixed assets	4	6
Accumulated other assets	2,348	1,999

Total assets	$160,533	$119,643

Liabilities and Shareholders’ Equity:
Accrued and other liabilities	$1,792	$1,446
Note payable	—	1,000
Subordinated debentures	30,442	—
Shareholders’ Equity:
Common stock, no par value; 30,000,000 shares authorized; 10,832,810 and 10,787,310 shares issued, respectively	37,453	36,935
Treasury stock, 883,494 and 730,200 shares, respectively	(16,798)	(13,947)
Accumulated other comprehensive income	3,434	281
Retained earnings	104,210	93,928

Total Liabilities and Shareholders’ Equity	$160,533	$119,643

Condensed Statements of Income

Years ended December 31	2001	2000	1999

Income:
Cash dividends from subsidiaries	$8,150	$7,952	$6,345
Interest income	161	259	939
Trading account losses	(10)	(309)	—
Gains (losses) on sale of securities	37	(10)	101
Other income	—	9	—

Total income	8,338	7,901	7,385
Expenses:
Interest expense	796	25	64
Merger costs	305	—	—
Other expenses	962	2,108	1,468

Total expenses	2,063	2,133	1,532

Income before income taxes and equity in undistributed earnings of subsidiaries	6,275	5,768	5,853
Income tax benefit	739	780	252

Income before and equity in undistributed earnings of subsidiaries	7,014	6,548	6,105
Equity in undistributed earnings of subsidiaries	10,066	(414)	10,073

Net income	$17,080	$6,134	$16,178

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

Condensed Statements of Cash Flows
Years ended December 31

	2001	2000	1999

Operating Activities:
Net income	$17,080	$6,134	$16,178
Less: Equity in undistributed net (income) loss of subsidiary	(10,066)	414	(10,073)
Provision for depreciation	2	13	30
Net decrease (increase) in trading account securities	328	(328)	—
(Gain) loss on sale of securities	(37)	10	(101)
(Gain) loss on disposal of fixed assets	—	(9)	2
Amortization of debt issuance costs	13	—	—
Other (net)	(25)	(818)	(1,627)

Cash provided by operations	7,295	5,416	4,409

Investing Activities:
Repayment of loan to subsidiary	—	11,000	—
Net decrease in loans	26	26	22
Sale of securities	417	17	251
Purchase of securities	—	(126)	(43)
Acquisition of financial institution	(26,926)	—	—
Sale of premises and equipment	—	11	25
Purchase of premises and equipment	—	(5)	—

Cash (used by) provided by investing activities	(26,483)	10,923	256

Financing Activities:
Issuance of note payable	—	1,000	4,000
Repayment of note payable	(1,000)	(4,000)	—
Issuance of subordinated debentures to non-bank subsidiary	30,429	—	—
Net issuance of common stock	518	(31)	65
Purchase of treasury stock	(2,851)	(6,807)	(6,347)
Payment of dividend	(6,798)	(6,518)	(5,934)

Cash provided by (used by) financing activities	20,298	(16,356)	(8,216)

Increase (decrease) in cash	1,110	(17)	(3,551)
Cash at beginning of year	117	134	3,685

Cash at end of year	$1,227	$117	$134

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

22.     Derivative Instruments
 The Corporation uses derivative instruments primarily to protect against the risk of adverse price of interest rate movements on the value of certain assets and liabilities and on future cash flows. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units. An underlying represents a variable, such as an interest rate or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

The Corporation’s primary market risk is interest rate risk. Management periodically uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments primarily include interest rate swaps and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environment.

As discussed in Note 2, on January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be reported in the financial statements. In order to reduce the earnings volatility that would result from having to recognize in earnings the fair value of certain derivative instruments used to hedge risks associated with financial instruments carried at fair value, SFAS No. 133 provides special hedge accounting provisions. The provisions permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivatives in interest income on commercial loans and interest expense on FHLB advances. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Corporation usually designates derivative instruments used to manage interest rate risk into SFAS No. 133 hedge relationships with specific assets, liabilities or cash flows being hedged.

As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency or implied volatility has on the value of a financial instrument. The risk is periodically measured as part of the Corporation’s overall market risk monitoring process, which includes the use of earnings simulation, net present value estimation and value-at-risk methodologies.

Credit risk is the risk that a counter party to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding and monitoring the size and the maturity structure of the derivative portfolio.

FAIR VALUE HEDGES: During 2001, the Corporation utilized a pay-fixed interest rate swap for a commercial loan for changes in interest rates. The swap has a $5 million notional amount with a $(247) fair market value as of December 31, 2001 with no net ineffectiveness hedge gain or loss. As of December 31, 2000, the swap had a fair market value of $(168). Additionally, the Corporation utilized interest rate caps to mitigate the risk of increased borrowing costs associated with convertible features of certain FHLB advances. The caps were terminated during 2001 with no impact on future year’s earning and $72 in expense recognized in 2001. As of December 31, 2000, these caps had a cost of $424 and a fair value of $130 based on $80.9 million notional value, an average strike rate of 6.0% and an average life of 1.6 years.

CASH FLOW HEDGES: During 2001, the Corporation hedged cash flow variability related to floating rate loans. The Corporation used interest rate floors to mitigate the risk of a decline in interest receipts on floating rate loans due to a decline in the Bank’s prime rate. During 2001, the Corporation recognized $217 in income from the effectiveness of the floors with an additional $390 to be amortized into income over the remaining term of the floors, which were generated when the floors were terminated during 2001. As of December 31, 2000, the floors had a cost of $131 and a fair value of $270 based on the $50 million notional value.

Notes to Consolidated Financial Statements	December 31, 2001
Second Bancorp Incorporated and Subsidiaries	Dollars in thousands, except per share data

23.     Commitments and Contingent Liabilities
 Loan Commitments: Loan commitments are made to accommodate the financial needs of the Bank’s customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

Both arrangements have credit risk, essentially the same as that involved in extending loans to customers, and are subject to the Bank’s normal credit policies. Collateral (e.g., securities, receivables, inventory and equipment) is obtained based on Management’s credit assessment of the customer.

The Bank’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows:

	2001	2000

Commercial	$108,810	$101,450
Real Estate	29,600	29,818
Consumer	57,944	44,741
Standby Letters of Credit	4,796	3,546

	$201,150	$179,555

Lease Agreements: The Bank has entered into lease agreements covering its main office, several branch locations and equipment for various periods through 2014, with options to renew. Also, the Bank has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time.

Future minimum commitments under non-cancelable operating leases are as follows:

2002	$2,069
2003	1,905
2004	1,713
2005	1,813
2006	1,795
Thereafter	4,835

Rentals under operating leases and data processing costs amounted to $3,214, $3,020 and $2,893 in 2001, 2000 and 1999, respectively.

Low Income Housing Project: In 1993, the Bank began investing in low-income housing tax credit projects designed to provide affordable housing for Ohio communities. The Bank has invested $1,645 to date and is realizing tax credits and tax savings from the investments. The Bank is committed to invest another $3,355 to the fund over the next several years.

Report of Independent Auditors
Second Bancorp Incorporated and Subsidiaries

To the Shareholders and Board of Directors of Second Bancorp Incorporated:

We have audited the accompanying consolidated balance sheets of Second Bancorp Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Bancorp Incorporated and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Cleveland, Ohio
January 24, 2002

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held April 18, 2002 (the “Proxy Statement”). Such Proxy Statement has been filed with the Securities and Exchange Commission on March 5, 2002. Information regarding executive officers is included under item 4a hereof.

Item 11.     Executive Compensation

In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held April 18, 2002 (the “Proxy Statement”). Such Proxy Statement has been filed with the Securities and Exchange Commission on March 5, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held April 18, 2002 (the “Proxy Statement”). Such Proxy Statement has been filed with the Securities and Exchange Commission on March 5, 2002

Item 13.     Certain Relationships and Related Transactions

In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held April 18, 2002 (the “Proxy Statement”). Such Proxy Statement has been filed with the Securities and Exchange Commission on March 5, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Second Bancorp, Incorporated and its subsidiary are incorporated herein by reference from Item 8:

Consolidated Balance Sheets — December 31, 2001 and 2000.

Consolidated Statements of Income — years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Shareholders’ Equity — years ended December 31, 2001, 2000 and 1999.

Consolidated Statement of Cash Flows — years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2)  Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Listing of Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this report.

2.1	Agreement and Plan of Merger, dated as of July 23, 2001, by and among Second Bancorp Incorporated, Second Merger Corp. and Commerce Exchange Corporation. Incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-3 (Registration Nos. 333-68910 and 333-68910-01) as filed on September 4, 2001 by Second Bancorp Incorporated and Second Bancorp Capital Trust I (the “2001 Form S-3”).

3.1	Amended and Restated Articles of Incorporation of the Registrant. (As updated to include Amendments dated March 17, 1987; January 7, 1991; June 20, 1997; September 18, 1998; and November 10, 1998). Incorporated by reference to Exhibit 3.1 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-15624).

3.3	Code of Regulations of the Registrant. Incorporated by reference to exhibit 3.2 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-15624).

4.1	Indenture, dated as of September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company, as Indenture Trustee, relating to 9.00% Subordinated Debentures due 2031 of Second Bancorp Incorporated. Incorporated herein by reference to Exhibit 4.1 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-15624).

4.2	Form of 9.00% Subordinated Debenture due 2031 of Second Bancorp Incorporated. Incorporated herein by reference to Exhibit 4.1 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (included as Exhibit A to Exhibit 4.1) (File No. 0-15624).

4.3	Certificate of Trust of Second Bancorp Capital Trust I. Incorporated herein by reference to Exhibit 4.3 to the 2001 Form S-3.

4.4	Trust Agreement of Second Bancorp Capital Trust I, dated August 29, 2001, by and among Wilmington Trust Company, as Trustee, R. L. Blossom, David L. Kellerman and Christopher Stanitz. Incorporated herein by reference to Exhibit 4.4 to the 2001 Form S-3.

4.5	Amended and Restated Trust Agreement of Second Bancorp Capital Trust I, dated as of September 28, 2001, by and among Second Bancorp Incorporated, as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein. Incorporated herein by reference to Exhibit 4.2 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-15624).

4.6	Form of 9.00% Cumulative Trust Preferred Securities of Second Bancorp Capital Trust I. Incorporated herein by reference to Exhibit 4.2 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (included as Exhibit D to Exhibit 4.2) (File No. 0-15624).

4.7	Preferred Securities Guarantee Agreement, dated as of September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company. Incorporated herein by reference to Exhibit 4.3 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-15624).

10.1	1998 Non-qualified Stock Option Plan. Incorporated herein by reference to the Registration Statement on Form S-8 (Registration No. 333-68104) as filed on August 22, 2001.

10.2	Amended Stock Option Incentive Plan. Incorporated herein by reference to the Registration Statement on Form S-8 (Registration No. 333-32431) as filed on July 30, 1997.

10.3	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-15624).

10.4	Deferred Compensation Agreement between Second Bancorp and Alan G. Brant, dated November 9,1995. Incorporated by reference to the Exhibit filed with the Registrant’s registration statement on Form S-4 (Registration No. 333-62365) as filed on September 22, 1998 with the Securities and Exchange Commission.

10.5	Lease Agreement between Arden Associates Limited Partnership and Second National, dated October 1, 1979. Incorporated by reference to Exhibit 10.10 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-15624).

10.6	Amendment to Lease Agreement between Arden Associates Limited Partnership and Second National. Incorporated herein by reference to Exhibit 10.11 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 0-15624).

10.7	Form of Amended Management Severance Agreement with executive officers. Incorporated herein by reference to Exhibit 10.12 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 0-15624).

10.8	Revolving Credit Agreement (excluding exhibits), dated September 15, 1998, between Second Bancorp and The Northern Trust Company. Incorporated by reference to the Exhibit filed with the Registrant’s registration statement on Form S-4 (Registration No. 333-62365) as filed on September 22, 1998 with the Securities and Exchange Commission.

10.9	First Amendment to Revolving Credit Agreement (excluding exhibits), dated March 11, 1997, between Second Bancorp and The Northern Trust Company. Incorporated by reference to the Exhibit filed with the Registrant’s registration statement on Form S-4 (Registration No. 333-62365) as filed on September 22, 1998 with the Securities and Exchange Commission.

10.10	Second Amendment to Revolving Credit Agreement (excluding exhibits), dated December 4, 1998, between Second Bancorp and The Northern Trust Company.

10.11	Third Amendment to Revolving Credit Agreement (excluding exhibits), dated February 16, 2000, between

Second Bancorp and The Northern Trust Company.

10.12	Fourth Amendment to Revolving Credit Agreement (excluding exhibits), dated February 16, 2001, between Second Bancorp and The Northern Trust Company.

10.13	Form of Non-qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.15 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-15624).

10.14	Employment Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999. Incorporated by reference to Exhibit 10.16 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 0-15624).

10.15	Deferred Compensation Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999. Incorporated by reference to Exhibit 10.17 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 0-15624).

10.16	Management Severance Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999. Incorporated by reference to Exhibit 10.18 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 0-15624).

11	Statement Re: Computation of Per Share Earnings. Included in Note 17 of the Notes to the Consolidated Financial Statements of Registrant in the financial statements portion of this annual report on Form 10-K.

21	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young.

(b)  The Corporation filed three reports on Form 8-K during the three months ended December 31, 2001. A Form 8-K was filed on October 1, 2001 to announce the issuance of 2,800,000 shares of 9.00% Cumulative Trust preferred Securities. A Form 8-K was filed on October 22, 2001 to disclose the earnings for the third quarter of 2001. A Form 8-K was filed on October 31, 2001 to announce the completion of the acquisition of Commerce Exchange Corporation.

(c)  Exhibits - The response to this portion of Item 14 is included at Item 14(a)(3) of this report.

(d)  Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND BANCORP, INCORPORATED

/s/ David L. Kellerman David L. Kellerman, Treasurer	March 25, 2002 (date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Rick L. Blossom	March 26, 2002

Rick L. Blossom, Chairman, President & CEO	(date)

By: /s/ David L. Kellerman	March 25, 2002

David L. Kellerman, Principal Financial Officer and Principal Accounting Officer	(date)

By: /s/ David A. Allen	March 25, 2002

David A. Allen, Director	(date)

By: /s/ John A. Anderson	March 25, 2002

John A. Anderson, Director	(date)

By: /s/ John L. Pogue	March 25, 2002

John L. Pogue, Director	(date)

By: /s/ John c. gibson	March 25, 2002

John C. Gibson, Director	(date)