Form 10-Q
period 2002-03-31
SECOND BANCORP INC
filed 2002-05-15
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               ------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the transition period ..... to .....

Commission file number: 0-15624
                        -------


                           SECOND BANCORP INCORPORATED
             (exact name of registrant as specified in its charter)

Ohio                                                  34-1547453
----------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


108 Main Ave. S. W. Warren, Ohio                      44482-1311
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

Common Stock, without par value - 9,944,671 shares outstanding as of March 31, 2002.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

INDEX

                                                                                Page
                                                                               Number
                                                                               ------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated balance sheets -
                  March 31, 2002 and 2001 and December 31, 2001................. 3

        Consolidated statements of income -
                  Three months ended March 31, 2002 and 2001.................... 4

        Consolidated statements of comprehensive income -
                  Three months ended March 31, 2002 and 2001...................  5

        Consolidated statements of shareholders' equity -
                  Three months ended March 31, 2002 and 2001.................... 6

        Consolidated statements of cash flows -
                  Three months ended March 31, 2002 and 2001...................  7

        Notes to consolidated financial statements - March 31, 2002............  8-9

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ................ 10-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............  13-14



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................... 15
Item 2.  Changes in Securities.................................................. 15
Item 3.  Defaults upon Senior Securities........................................ 15
Item 4.  Submission of Matters to a Vote of Security
         Holders................................................................ 15
Item 5.  Other Information ..................................................... 15
Item 6.  Exhibits and Reports on Form 8-K....................................... 15

SIGNATURES...................................................................... 16


Exhibit 11.        Statement Re: Computation of Earnings Per Share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Second Bancorp Incorporated and Subsidiaries
Consolidated Balance Sheets

                                                                   March 31        December 31        March 31
                                                               -----------------------------------------------------
(Dollars in thousands, except per share data)                        2002              2001             2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------
Cash and due from banks                                               $   36,397       $   40,837        $   36,937
Federal funds sold and temporary investments                              42,631           24,016            25,451
Securities:
   Trading                                                                     0                0               238
   Available-for-sale (at market value)                                  411,897          417,496           377,323
                                                               -----------------------------------------------------
      Total securities                                                   411,897          417,496           377,561
Loans                                                                  1,114,314        1,121,892         1,076,284
Less reserve for loan losses                                              16,884           16,695            15,778
                                                               -----------------------------------------------------
   Net loans                                                           1,097,430        1,105,197         1,060,506
Premises and equipment                                                    16,737           16,416            17,533
Accrued interest receivable                                                9,596           10,272            10,118
Goodwill and intangible assets                                            28,187           26,578             6,157
Other assets                                                              41,973           39,544            37,568
                                                               -----------------------------------------------------
            Total assets                                              $1,684,848       $1,680,356        $1,571,831
                                                               =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------
Deposits:
   Demand - non-interest bearing                                      $  138,107       $  144,953        $  105,920
   Demand - interest bearing                                              99,284          105,221            86,124
   Savings                                                               335,460          276,628           239,661
   Time deposits                                                         558,348          596,329           629,851
                                                               -----------------------------------------------------
      Total deposits                                                   1,131,199        1,123,131         1,061,556
Federal funds purchased and securities sold under agreements
to repurchase                                                            108,951          107,279           119,684
Note payable                                                                   0                0             1,000
Other borrowed funds                                                         724            5,853                46
Federal Home Loan Bank advances                                          272,005          275,152           256,591
Accrued expenses and other liabilities                                    12,661           10,200            10,986
Corporation-obligated manditorily redeemable capital
securities of subsidiary trust                                            30,455           30,442                 0
                                                               -----------------------------------------------------
          Total liabilities                                            1,555,995        1,552,057         1,449,863

Shareholders' equity:
   Common stock, no par value; 30,000,000 shares authorized;
      10,856,360,10,832,810 and 10,785,760 shares issued,
      respectively                                                        37,722           37,453            36,953
   Treasury stock; 911,689, 883,494 and 785,000 shares,
      respectively                                                      (17,397)         (16,798)          (14,740)
   Other comprehensive income                                              1,424            3,434             2,950
   Retained earnings                                                     107,104          104,210            96,805
                                                               -----------------------------------------------------
         Total shareholders' equity                                      128,853          128,299           121,968
                                                               -----------------------------------------------------
            Total liabilities and shareholders' equity                $1,684,848       $1,680,356        $1,571,831
                                                               =====================================================

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Income

                                                                                        For the Three Months
(Dollars in thousands, except per share data)                                              Ended March 31
                                                                                 -----------------------------------
                                                                                       2002             2001
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
---------------------------------------------------------------------------------
  Loans (including fees):
    Taxable                                                                               $20,471           $22,101
    Exempt from federal income taxes                                                          243               288
  Securities:
    Taxable                                                                                 5,322             5,125
    Exempt from federal income taxes                                                          774               773
  Federal funds sold and other                                                                213               191
                                                                                 -----------------------------------
      Total interest income                                                                27,023            28,478
INTEREST EXPENSE
---------------------------------------------------------------------------------
  Deposits                                                                                  7,674            11,469
  Federal funds purchased and securities sold under agreements to repurchase                  566             1,187
  Note Payable                                                                                  0                18
  Other borrowed funds                                                                         16                37
  Federal Home Loan Bank advances                                                           3,877             3,851
  Corporation-obligated manditorily redeemable capital
      securities of subsidiary trust                                                          733                 0
                                                                                 -----------------------------------
      Total interest expense                                                               12,866            16,562
                                                                                 -----------------------------------
      Net interest income                                                                  14,157            11,916
Provision for loan losses                                                                     933               761
                                                                                 -----------------------------------
       Net interest income after provision for loan losses                                 13,224            11,155
NON-INTEREST INCOME
---------------------------------------------------------------------------------
  Service charges on deposit accounts                                                       1,320             1,261
  Trust fees                                                                                  786               756
  Gain on sale of loans                                                                     1,544               783
  Trading account (losses) gains                                                             (20)                58
  Security (losses) gains                                                                   (173)               529
  Other operating income                                                                    1,507             1,172
                                                                                 -----------------------------------
      Total non-interest income                                                             4,964             4,559
NON-INTEREST EXPENSE
---------------------------------------------------------------------------------
  Salaries and employee benefits                                                            6,309             5,194
  Net occupancy                                                                             1,137             1,116
  Equipment                                                                                 1,202             1,049
  Professional services                                                                       485               343
  Assessment on deposits and other taxes                                                      329               401
  Amortization of goodwill and other intangibles                                              110                81
  Other operating expenses                                                                  2,225             1,867
                                                                                 -----------------------------------
      Total non-interest expense                                                           11,797            10,051
                                                                                 -----------------------------------
Income before federal income taxes                                                          6,391             5,663
Income tax expense                                                                          1,708             1,475
                                                                                 -----------------------------------
Net income before cumulative effect of accounting change                                  $ 4,683           $ 4,188
                                                                                 ===================================
Cumulative effect of accounting change - SFAS No. 133                                           0             (101)
                                                                                 -----------------------------------
Net income                                                                                $ 4,683           $ 4,087
                                                                                 ===================================
NET INCOME PER COMMON SHARE:
      Basic - before cumulative effect of accounting change, net of tax                       n/a           $ 0.42
      Diluted - before cumulative effect of accounting change, net of tax                     n/a           $ 0.42
      Basic                                                                               $  0.47           $ 0.41
      Diluted                                                                             $  0.47           $ 0.41
Weighted average common shares outstanding:
      Basic                                                                             9,944,671        10,020,097
      Diluted                                                                          10,054,758        10,046,562

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                                        For the Three Months
(Dollars in thousands, except per share data)                                              Ended March 31
                                                                                 ------------------------------
                                                                                       2002             2001
---------------------------------------------------------------------------------------------------------------

Net income                                                                         $ 4,683              $ 4,087

Other comprehensive income, net of tax:

Change in other comprehensive income - SFAS No. 133                                      -                  490

Change in unrealized market value adjustment
     on securities available-for-sale                                               (2,010)               2,669
                                                                                   ----------------------------

Total other comprehensive income                                                    (2,010)               3,159
                                                                                   ----------------------------

Comprehensive income                                                               $ 2,573              $ 7,246
                                                                                   ============================



See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

                                                                            Accumulated
                                                                                Other
                                                    Common      Treasury    Comprehensive    Retained
(Dollars in thousands, except per share data)       Stock        Stock         Income        Earnings      Total
--------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                              $36,935    $(13,947)      $ 281        $ 93,928     $ 117,197
Net income                                                                                      4,087         4,087
Change in other comprehensive income -
        SFAS No. 133, net of tax of $264                                          490                           490
Change in unrealized market value adjustment
        on securities available-for-sale, net                                   2,669                         2,669
        of tax of 1,437
Cash dividends declared: common ($.17 per share)                                               (1,700)       (1,700)
Purchase of treasury shares                                          (793)                                     (793)
Common stock issued - dividend reinvestment plan           18                                                    18
                                                 -------------------------------------------------------------------
Balance, March 31, 2001                               $36,953    $(14,740)    $ 3,440        $ 96,315     $ 121,968
                                                 ===================================================================

Balance, January 1, 2002                              $37,453    $(16,798)    $ 3,434        $104,210     $ 128,299

Net income                                                                                      4,683         4,683
Change in unrealized market value adjustment
     on securities available-for-sale, net of                                  (2,010)                       (2,010)
     tax of $1,082
Cash dividends declared: common ($.18 per share)                                               (1,789)       (1,789)
Purchase of treasury shares                                          (599)                                     (599)
Common stock issued -
    stock options and dividend reinvestment plan          269                                                   269
                                                 -------------------------------------------------------------------
Balance, March 31, 2002                               $37,722    $(17,397)    $ 1,424        $107,104     $ 128,853
                                                 ===================================================================



See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries                            (Dollars in thousands, except per share data)
Consolidated Statements of Cash Flows
                                                                                        For the Three Months Ended
                                                                                       March 31            March 31
Operating Activities                                                                     2002                 2001
--------------------------------------------------------------------------------------------------------------------
  Net income                                                                          $   4,683           $   4,087
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                               933                 761
    Provision for depreciation                                                            1,294                 850
    Provision for amortization of intangibles                                               110                  81
    Amortization of servicing rights                                                        557                (230)
    Amortization (accretion) of investment discount and premium                              32                 (33)
    Amotization of underwriting costs - corporation-obligated mandatorily
      redeemable capital securities of subsidiary trust                                      13                   0
    Increase (decrease) in allowance for servicing rights                                   100                  30
    Deferred income taxes                                                                (1,098)                  0
    Security losses (gains)                                                                 173                (529)
    Other gains, net                                                                     (1,445)               (841)
    Net decrease in trading account securities                                                0                 148
    Decrease in interest payable                                                            676               1,063
    (Decrease) increase in interest payable                                                (185)                 52
    Originations of loans held-for-sale                                                (171,256)            (59,912)
    Proceeds from sale of loans held-for-sale                                           172,701              60,695
    Net change in other assets & other liabilities                                        2,398               2,714
                                                                                      ---------           ---------
    Net cash provided by operating activities                                             9,686               8,936

Investing Activities
----------------------------------------
  Proceeds from maturities of securities - available-for-sale                            55,021              26,503
  Proceeds from sales of securities - available-for-sale                                 83,346              32,862
  Purchases of securities - available-for-sale                                         (136,066)            (49,922)
  Net decrease (increase) in loans                                                        4,458              (6,395)
  Net increase in premises and equipment                                                 (1,615)               (344)
                                                                                      ---------           ---------
  Net cash provided by investing activities                                               5,144               2,704

Financing Activities
----------------------------------------

  Net increase (decrease) in demand deposits, interest bearing demand
    and savings deposits                                                                 46,049             (11,664)
  Net (decrease) increase in time deposits                                              (37,981)             37,085
  Net increase (decrease) increase in federal funds purchased and securities
    sold under agreements to repurchase                                                   1,672             (10,211)
  Net decrease in borrowings                                                             (5,129)             (2,117)
  Net (repayments) advances from Federal Home Loan Bank                                  (3,147)              4,858
  Cash dividends                                                                         (1,789)             (1,700)
  Purchase of treasury stock                                                               (599)               (793)
  Net issuance of common stock                                                              269                  18
                                                                                      ---------           ---------
  Net cash (used by) provided by financing activities                                      (655)             15,476
                                                                                      ---------           ---------
  Increase in cash and cash equivalents                                                  14,175              27,116
                                                                                      ---------           ---------
  Cash and cash equivalents at beginning of year                                         64,853              35,272
                                                                                      ---------           ---------
  Cash and cash equivalents at end of period                                          $  79,028           $  62,388
                                                                                      =========           =========



Supplementary Cash Flow Information:
  Cash paid for 1) Federal income taxes - $1,708 and $0 for the three months ended March 31, 2002 and 2001, respectively and 2) Interest - $12,323 and $16,496 for the three months ended March 31, 2002 and 2001, respectively.

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2002

(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - COMPREHENSIVE INCOME
During the first three months of 2002 and 2001, total comprehensive income amounted to $2,573 and $7,246, respectively. The components of comprehensive income, net of tax, for the three-month periods ended March 31, 2002 and 2001 are as follows:

                                                              2002              2001
                                                         ---------------------------
Net income                                                 $ 4,683           $ 4,087
Change in other comprehensive income -
         SFAS No. 133                                            -               490
Unrealized gains on available-for-sale securities           (2,010)            2,669
                                                         ---------------------------
Comprehensive income                                       $ 2,573           $ 7,246
                                                         ===========================



Accumulated other comprehensive income, net of related tax, at March 31, 2002 and December 31, 2001 totaled $1,424 and $3,434, respectively and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax and deferred supplemental income, net of tax. Accumulated other comprehensive income, net of related tax, at March 31, 2001 totaled $3,440 and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax, accumulated changes in other comprehensive income arising from SFAS No. 133 activities. Disclosure of reclassification amounts:

                                                                       Three Months Ended
                                                                ---------------------------------
                                                                 March 31, 2002   March 31, 2001
                                                                ---------------------------------
Unrealized holding (losses) gains arising during the period            $(2,183)          $ 3,198
Less: reclassification of losses (gains) included in
         net income, net of tax                                            173              (529)
                                                                ---------------------------------
Net unrealized (losses) gains on available-for-sale securities         $(2,010)          $ 2,669
                                                                =================================

(Dollars in thousands, except per share data)

NOTE 3 - INTANGIBLE ASSETS
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company had approximately $14.6 million of goodwill on its balance sheet at December 31, 2001. This goodwill will be evaluated for impairment during the second quarter of 2002 and a determination will be made regarding possible impairment at that time. No amortization expense is being recorded on the goodwill in 2002 compared to amortization expense of $47 for the first quarter of 2001 and $187 for the year 2001. Application of the non-amortization provisions of the statement increased net income by $32 or $.00 per share in the first quarter of 2002 and is expected to increase net income by $126 or $.01 per share for the entire year.

Reported net income for the first quarter of 2001 was $4,087. Adjusting for the amortization provisions of SFAS No. 142, net income for the first quarter of 2001 would have been $4,119. Both basic and diluted earnings per share would not have been affected by the adjustment.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is that amount believed adequate to absorb credit losses in the loan portfolio based on management's evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.


Allowance for loan losses
                                         2002              2001
                                  -----------------------------
Beginning balance, January 1          $16,695           $15,217
Provision                                 933               761
Charge-offs                             1,285               862
Recoveries                                541               662
                                  -----------------------------
      Net charge-offs                     744               200
                                  -----------------------------
Ending balance, March 31              $16,884           $15,778
                                  =============================

As a percentage of loans                 1.52%             1.47%

(Dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
Second Bancorp Incorporated (the "Company") is a financial holding company headquartered in Warren, Ohio. The primary subsidiary, The Second National Bank of Warren, (the "Bank") was originally established in 1880. Operating through 37 retail banking centers, we offer a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern and east-central Ohio. Among other things, our consumer banking business includes a large and growing mortgage banking function. The Company also maintains another subsidiary, Second Bancorp Capital Trust I, which was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated manditorily redeemable capital securities of subsidiary trust for the primary purpose of funding our acquisition of Commerce Exchange Bank.

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

Financial Condition
At March 31, 2002, the Company had consolidated total assets of $1.68 billion, deposits of $1.13 billion and shareholders' equity of $129 million. Since March 31, 2001, total assets have increased by $113 million or 7%, primarily as a result of the acquisition of Commerce Exchange Corporation ("Commerce") and its subsidiary, Commerce Exchange Bank. Total assets of Commerce were $111 million. Gross loans have increased by $38 million the past year, $93 million from Commerce. Excluding the impact of the Commerce acquisition, the net reduction in loans otherwise was primarily the result of reduced balances in real estate loans. Real estate loans declined by $33 million since March 31, 2001 due to the increase in refinancing and secondary market sales activities during the past year. The increased activity levels were brought about by lower long-term interest rates. A steady increase in direct consumer lending volume has offset the decline in indirect loan volumes. Indirect loans have been de-emphasized due to the lower profit margins associated with the credits. Commercial loans are also undergoing an internal shift away from fixed rate, real estate based lending to a more variable rate, cash flow based lending structure. The loan mix has moved from a 40%, 29% and 31% mix of commercial, consumer and residential real estate loans, respectively, as of March 31, 2001 to a 45%, 29%, 26% mix at the end of the most recent quarter.

Deposits increased by $70 million since March 31, 2001 primarily as a result of the acquisition of $95 million in deposits from Commerce. The Bank is also in the process of de-emphasizing higher cost time deposits as a funding source. Time deposits have declined by $72 million from a year ago. Savings accounts have increased by a substantial amount. The $96 million increase in savings accounts is primarily the result of the introduction of the Your Best Interest account which is an MMDA account with attractive premium pricing. Demand deposit accounts have increased by $42 million over the same time period. Approximately 50% of the increase is associated with the Commerce acquisition, while the remaining 50% is from internal growth. The corporation-obligated manditorily redeemable capital securities of subsidiary trust (the "Trust Preferred Securities") used to finance the Commerce acquisition totaled $30.5 million as of March 31, 2002.

(Dollars in thousands, except per share data)

Since December 31, 2001, total assets have increased by $4.5 million. Moderate loan demand, strong secondary mortgage activities and the internal shift away from both indirect lending and long-term fixed rate commercial real estate lending has kept internal balance sheet growth at below normal and historically sustainable levels. Due to the same reasons as noted above in the quarter-to-quarter analysis, deposits have increased by $8 million during the most recent quarter, with savings accounts increasing by $59 million and time deposits decreasing by $38 million.

Results of Operations
Quarterly Comparison

The Company reported net operating income of $4,683 for the first quarter of 2002. Net income for the first quarter represented forty-seven cents ($.47) per share on a diluted basis. Operating return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.11% and 14.39%, respectively, for the first quarter of 2002 compared to 1.08% and 14.09% for last year's first quarter. Net interest income increased from $11,916 for the first quarter of 2001 to $14,157 for this year's first quarter. The 18.8% improvement was primarily the result of an improved net interest margin, which increased to 3.72% for the first quarter 2002 from 3.43% from the first quarter of 2001. The improvement also partially stemmed from an 8.8% increase in average earning assets, primarily generated through the Commerce acquisition. The efficiency ratio was slightly improved, decreasing from 60.94% for the first quarter of 2001 to 59.46% for this year's first quarter.

Commercial Lending. Commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. To a lesser extent, we also make construction loans and finance commercial equipment leases. Commercial loans comprised approximately 45% of our total loan portfolio at March 31, 2002. Loan volume generated for the first quarter of 2002 totaled $43.5 million versus $37.4 million for the same period in 2001. Loan balances have actually declined by $8 million since December 31, 2001 due to the de-emphasis of long-term fixed rate commercial real estate lending. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

Retail Lending. The Company offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat loans, credit cards and overdraft protection for checking account customers. At March 31, 2002, approximately 29% of loans were consumer loans. Of these balances, 40.3% were related to indirect automobile, boat and recreational vehicle lending compared to 49.0% as of March 31, 2001. Our indirect loans are originated through dealers in the local area. Indirect auto originations have decreased significantly from $22 million during the first quarter of 2001 to $9.8 million during the first quarter of 2002. Conversely, direct consumer lending has increased by 25% from $14.8 million for the first quarter of 2001 to $18.5 million for this year's first quarter.

(Dollars in thousands, except per share data)

Mortgage Banking. Our mortgage department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate a recurring stream of fee income. We originated $180 million in residential real estate loans and sold approximately $171 million of loans during the first quarter of 2002, generating a net gain of $1,354. Comparatively, we originated $59 million and sold $60 million during the first quarter of 2001, generating net gains of $709. We service $937 million in mortgage loans for others at March 31, 2002 versus $487 million as of March 31, 2001.

Trust. The trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. During the first quarter of 2002, personal trust accounts and employee benefit accounts produced approximately 73% and 27% of the total revenues of the department, respectively. The department began offering a daily valuation service for 401(k) plans during the third quarter of 2001, which is expected to position the Company well for future growth in employee benefit assets and revenues. Fee income is up 4% from the first quarter of 2001 due a modest increase in assets under management. Our trust department had approximately $624 million in assets under management at March 31, 2002 as compared to $624 million at December 31, 2001.

Asset Quality. The reserve for loan losses represented 1.52% of loans as of March 31, 2002. The determination of the reserve for loan losses is based on management's evaluation of the potential losses in the loan portfolio at March 31, 2002 considering, among other relevant factors, repayment status, borrowers' ability to repay, collateral and current economic conditions. The methodology for the provision for loan losses includes analysis of various economic factors including loan losses and portfolio growth. The provision for loan losses increased to $933 for the first quarter of 2002 from $761 during the same period in 2000. Total net charge-offs were $744 for the first quarter of 2002 versus $200 for the first quarter of 2001. Loan losses are expected to remain slightly above their historical level of .30% of gross loans for the remainder of the year, primarily due to continued soft economic conditions and their impact on our commercial and consumer borrowers. The reserve was 1.47% of total loans at March 31, 2001. Non-accrual loans have increased slightly over the past year and total $5,313 as of March 31, 2002 versus $5,163 as of the same date last year. Loans past due over 90 days and still accruing totaled $6,257 as of March 31, 2002, up 62.6% from March 31, 2001, reflecting the general economic slowdown in both the national and local economies. Approximately 50% of the loans past due over 90 days and still accruing are residential real estate loans with minimal loss expectations.

Non-interest Income. Non-interest income (excluding security gains and losses and trading activity) totaled $5,157 for the first quarter of 2002 versus $3,972 for the same period last year. The improvement came from a variety of sources including an increase in 4.7% in service charges on deposit accounts attributable to an increase in the number of accounts and an increase in the gain on sale of loans from $783 to $1,544 primarily due to lower mortgage rates and the resulting increase in refinancing activity.

Non-interest Expense. Expenses for the first quarter of 2002 were $11,797, up 17.4% from the same period last year due to the additional banking centers acquired from Commerce and an increase in staff to manage the increased mortgage banking activities along with a $141 write-down in other real estate owned property.

(Dollars in thousands, except per share data)

Capital resources. Shareholders' equity has increased by $554 since December 31, 2001 due to the retained earnings of $2,894 offset by a decrease in accumulated other comprehensive income ("OCI") of $2,010 and the addition of $599 in treasury stock. The Company repurchased more than 28,000 shares during the first quarter of 2002. The Company has more than 100,000 shares remaining to repurchase under the current authorization. Repurchases under this authorization are expected to be completed through open market transactions at prevailing market prices and are discretionary, based upon management's periodic assessment of market conditions and financial benefit to the Company. This continuing repurchase authorization will remain in effect until amended or withdrawn by subsequent board action.

Liquidity. Management of the Company's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $28 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. There were no outstanding balances against the unsecured lines of credit as of March 31, 2002.
Item 3. Qualitative and Quantitative Disclosure About Market Risk

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

Market Risk Management
Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company's market risk is composed primarily of interest rate risk. The Company's Asset/Liability Committee ("ALCO") is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Company's entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank's Board of Directors review the policies and guidelines established by ALCO.

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

(Dollars in thousands, except per share data)

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would increase by 4.6% if interest rates would immediately rise by 200 basis points. It projects a decrease in net income of 7.4% if interest rates would immediately fall by 200 basis points. Management believes this reflects an acceptable level of risk from interest rate movements based on the current level of interest rates. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook. Management expects interest rates to have a neutral to upward bias for the remainder of 2002. Management is in the process of shifting the processing of the simulation modeling from in-house to a third party provider.

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

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
(a) - (d) Second Bancorp Incorporated's Annual Meeting of Shareholders was held on April 18, 2002. The results of the votes on the matters presented to shareholders are as follows: Of the 9,855,453 issued and outstanding shares eligible to vote, 8,849,985 were represented at the meeting. The shareholders approved Proposal 1 to set the number of directors at eleven with 8,683,968 votes "FOR", 116,494 votes "AGAINST" and 49,514 "ABSTAINED". Elected to serve as directors of the Company in Class II until the 2004 Annual Meeting of Shareholders under Proposal 2 were:

Share voted "FOR" John A. Anderson          8,570,056
Share voted "FOR" Lynnette M. Cavalier      8,469,821
Share voted "FOR" James R. Izant            8,413,843

The shareholders approved Proposal 3 to approve the option plan re-load with votes "FOR" of 7,569,727, votes "AGAINST" of 1,135,291 and votes "ABSTAINED" of 144,955.

The shareholders approved Proposal 4 to ratify the appointment of Ernst & Young LLP as the independent Certified Public Accountants of the Company with votes "FOR" of 8,725,462, votes "AGAINST" of 43,171 and votes "ABSTAINED" of 81,347.

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:
Exhibit 11.    Statement re: computation of earnings per share

The Company filed no reports on Form 8-K since December 31, 2001 except to announce quarterly earnings. The Company filed a report on Form 8-K on January 25, 2002 to announce earnings for the fourth quarter and full year 2001. The Company filed a report on Form 8-K on April 22, 2002 to announce earnings for the first quarter 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: May 14, 2002                /s/  David L.  Kellerman
      ------------                   -------------------------------------------
                                       David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.