Form 10-Q
period 2002-06-30
SECOND BANCORP INC
filed 2002-08-14
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               ------------------

                                    FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002

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

Common Stock, without par value - 9,940,771 shares outstanding as of June 30, 2002.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

INDEX

                                                                         Page
                                                                         Number
                                                                         ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

         Consolidated balance sheets -
                  June 30, 2002 and 2001 and December 31, 2001..........  3

         Consolidated statements of income -
                  Three and six months ended June 30, 2002 and 2001.....  4

         Consolidated statements of comprehensive income -
                  Three and six months ended June 30, 2002 and 2001.....  5

         Consolidated statements of shareholders' equity -
                  Six months ended June 30, 2002 and 2001...............  6

         Consolidated statements of cash flows -
                  Six months ended June 30, 2002 and 2001...............  7

         Notes to consolidated financial statements - June 30, 2002.....  8-9

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........  10-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk......  14-15



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................  16
Item 2.  Changes in Securities..........................................  16
Item 3.  Defaults upon Senior Securities................................  16
Item 4.  Submission of Matters to a Vote of Security
         Holders........................................................  16
Item 5.  Other Information..............................................  16
Item 6.  Exhibits and Reports on Form 8-K...............................  16

SIGNATURES .............................................................  17


Exhibit 11.       Statement Re: Computation of Earnings Per Share
Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Second Bancorp Incorporated and Subsidiaries
Consolidated Balance Sheets

                                                                     June 30         December 31        June 30
                                                            ------------------------------------------------------
(Dollars in thousands)                                                2002              2001              2001
------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------
Cash and due from banks                                            $   36,230        $   40,837        $   36,024
Federal funds sold and temporary investments                           64,194            24,016            27,979
Securities:
   Trading                                                                  0                 0                 0
   Available-for-sale (at market value)                               448,736           417,496           380,262
                                                            ------------------------------------------------------
      Total securities                                                448,736           417,496           380,262
Loans                                                               1,092,398         1,121,892         1,075,039
Less reserve for loan losses                                           16,810            16,695            15,609
                                                            ------------------------------------------------------
   Net loans                                                        1,075,588         1,105,197         1,059,430
Premises and equipment                                                 16,592            16,416            17,122
Accrued interest receivable                                             8,724            10,272             9,759
Goodwill and intangible assets                                         28,415            26,578             7,547
Other assets                                                           41,265            39,544            40,247
                                                            ------------------------------------------------------
            Total assets                                           $1,719,744        $1,680,356        $1,578,370
                                                            ======================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------
Deposits:
   Demand - non-interest bearing                                   $  145,006        $  144,953        $  109,477
   Demand - interest bearing                                           98,893           105,221            90,077
   Savings                                                            394,907           276,628           234,314
   Time deposits                                                      507,645           596,329           625,890
                                                            ------------------------------------------------------
      Total deposits                                                1,146,451         1,123,131         1,059,758
Federal funds purchased and securities sold under
   agreements to repurchase                                           119,867           107,279           117,275
Note payable                                                                0                 0             1,000
Other borrowed funds                                                    4,249             5,853             4,981
Federal Home Loan Bank advances                                       271,930           275,152           261,447
Accrued expenses and other liabilities                                 10,486            10,200            10,802
Corporation-obligated manditorily redeemable capital
    securities of subsidiary trust                                     30,468            30,442                 0
                                                            ------------------------------------------------------
          Total liabilities                                         1,583,451         1,552,057         1,455,263

Shareholders' equity:
   Common stock, no par value; 30,000,000 shares
      authorized; 10,932,360, 10,832,810 and 10,802,510
      shares issued, respectively                                      38,822            37,453            37,166
   Treasury stock; 991,589, 883,494 and 785,000
      shares, respectively                                           (19,462)          (16,798)          (14,740)
   Other comprehensive income                                           7,265             3,434             1,810
   Retained earnings                                                  109,668           104,210            98,871
                                                            ------------------------------------------------------
         Total shareholders' equity                                   136,293           128,299           123,107
                                                            ------------------------------------------------------
            Total liabilities and shareholders' equity             $1,719,744        $1,680,356        $1,578,370
                                                            ======================================================

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Income

                                                            For the Three Months              For the Six Months
(Dollars in thousands, except per share data)                   Ended June 30                    Ended June 30
                                                        ------------------------------   ------------------------------
                                                             2002           2001              2002           2001
--------------------------------------------------------------------------------------   ------------------------------
INTEREST INCOME
--------------------------------------------------------
  Loans (including fees):
    Taxable                                                    $19,965        $21,751           $40,436        $43,852
    Exempt from federal income taxes                               233            279               476            567
  Securities:
    Taxable                                                      5,797          5,302            11,119         10,427
    Exempt from federal income taxes                               715            775             1,489          1,548
  Federal funds sold and other                                     394            298               607            489
                                                        ------------------------------   ------------------------------
      Total interest income                                     27,104         28,405            54,127         56,883
INTEREST EXPENSE
--------------------------------------------------------
  Deposits                                                       7,429         11,192            15,103         22,661
  Federal funds purchased and securities
    sold under agreements to repurchase                            636          1,053             1,202          2,240
  Note payable                                                       0             16                 0             34
  Other borrowed funds                                               2             15                18             52
  Federal Home Loan Bank advances                                3,901          3,831             7,778          7,682
  Corporation-obligated mandatorily redeemable capital
      securities of subsidiary trust                               733              0             1,466              0
                                                        ------------------------------   ------------------------------
      Total interest expense                                    12,701         16,107            25,567         32,669
                                                        ------------------------------   ------------------------------
      Net interest income                                       14,403         12,298            28,560         24,214
Provision for loan losses                                        1,303          1,342             2,236          2,103
                                                        ------------------------------   ------------------------------
    Net interest income after provision for loan losses         13,100         10,956            26,324         22,111
NON-INTEREST INCOME
--------------------------------------------------------
  Service charges on deposit accounts                            1,411          1,273             2,731          2,534
  Trust fees                                                       696            749             1,482          1,505
  Gain on sale of loans                                          1,709          1,106             3,253          1,889
  Trading account gains                                              0             13              (20)             71
  Security gains                                                     0           (12)             (173)            517
  Other operating income                                           237          1,502             1,744          2,674
                                                        ------------------------------   ------------------------------
      Total non-interest income                                  4,053          4,631             9,017          9,190
NON-INTEREST EXPENSE
--------------------------------------------------------
  Salaries and employee benefits                                 6,325          5,096            12,634         10,290
  Net occupancy                                                  1,125          1,062             2,262          2,178
  Equipment                                                      1,023            921             2,225          1,970
  Professional services                                            443            397               928            740
  Assessment on deposits and other taxes                           330            405               659            806
  Amortization of goodwill and other intangibles                   111             80               221            161
  Other operating expenses                                       1,926          1,844             4,151          3,711
                                                        ------------------------------   ------------------------------
      Total non-interest expense                                11,283          9,805            23,080         19,856
                                                        ------------------------------   ------------------------------
Income before federal income taxes                               5,870          5,782            12,261         11,445
Income tax expense                                               1,517          1,524             3,225          2,999
                                                        ------------------------------   ------------------------------
Net income before cumulative effect of
    accounting change                                          $ 4,353        $ 4,258           $ 9,036        $ 8,446
                                                        ==============================   ==============================
Cumulative effect of accounting change - SFAS133                     0              0                 0          (101)
                                                        ------------------------------   ------------------------------
Net income                                                     $ 4,353        $ 4,258           $ 9,036        $ 8,345
                                                        ==============================   ==============================
NET INCOME PER COMMON SHARE:
      Basic - before cumulative effect of accounting               n/a            n/a               n/a        $  0.84
        change
      Diluted - before cumulative effect of accounting             n/a            n/a               n/a        $  0.84
        change
      Basic                                                    $  0.44        $  0.42           $  0.91        $  0.83
      Diluted                                                  $  0.43        $  0.42           $  0.90        $  0.83
Weighted average common shares outstanding:
      Basic                                                  9,958,928     10,007,904         9,948,346     10,013,966
      Diluted                                               10,087,003     10,103,060        10,071,366     10,079,973

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                      For the Three Months          For the Six Months
(Dollars in thousands, except per share data)             Ended June 30                Ended June 30
                                                    --------------------------   --------------------------
                                                        2002         2001            2002         2001
------------------------------------------------------------------------------   --------------------------

Net income                                               $ 4,353     $  4,258        $  9,036       $8,345

Other comprehensive income, net of tax:

Change in other comprehensive income - SFAS 133               -        (490)               -            -

Change in other comprehensive income - deferred
     compensation plan                                        -         (71)               -         (71)

Change in unrealized market value adjustment
     on securities available-for-sale                      5,841      (1,069)           3,831        1,600
                                                    --------------------------   --------------------------

Total other comprehensive income
                                                           5,841      (1,630)           3,831        1,529
                                                    --------------------------   --------------------------

Comprehensive income                                     $10,194     $ 2,628         $12,867       $9,874
                                                    ==========================   ==========================

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

                                                                                   Accumulated
                                                                                      Other
                                                          Common       Treasury   Comprehensive    Retained
(Dollars in thousands)                                     Stock        Stock         Income       Earnings         Total
----------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2001                                     $36,935    $(13,947)           $281       $93,928      $117,197
Net income                                                                                               8,345         8,345
Change in other comprehensive income - deferred
    compensation plan, net of tax of $(38)                                                   (71)                        (71)
Change in unrealized market value adjustment
        on securities available-for-sale, net of tax
        of $862                                                                            1,600                       1,600
Cash dividends declared: common ($.34 per share)                                                        (3,402)       (3,402)
Purchase of treasury shares                                                 (793)                                       (793)
Common stock issued -
    stock options and dividend reinvestment plan                 231                                                     231
                                                       ---------------------------------------------------------------------
Balance, June 30, 2001                                       $37,166    $(14,740)         $1,810       $98,871      $123,107
                                                       =====================================================================

Balance, January 1, 2002                                     $37,453    $(16,798)         $3,434      $104,210      $128,299
Net income                                                                                               9,036         9,036
Change in unrealized market value adjustment
        on securities available-for-sale, net of tax
        of $2,063                                                                          3,831                       3,831
Cash dividends declared: common ($.36 per share)                                                        (3,578)       (3,578)
Purchase of treasury shares                                               (2,664)                                     (2,664)
Common stock issued - dividend reinvestment plan               1,369                                                   1,369
                                                       ---------------------------------------------------------------------
Balance, June 30, 2002                                       $38,822    $(19,462)         $7,265      $109,668      $136,293
                                                       =====================================================================








See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries                                    (Dollars in thousands, except per share data)
Consolidated Statements of Cash Flows
                                                                                             For the Six Months Ended
                                                                                               June            June
                                                                                               2002            2001
                                                                                       --------------------------------
OPERATING ACTIVITIES
------------------------------------------------------------------------------------
Net income                                                                                  $   9,036         $   8,345
    Adjustments to reconcile net income to net
        cash provided by operating activities:
    Provision for loan losses                                                                   2,236             2,103
    Provision for depreciation                                                                  1,845             1,665
    Provision for amortization of intangibles                                                     221               161
    Amortization of servicing rights                                                            1,121            (1,700)
    Accretion of investment discount and premium                                                 (142)             (143)
    Amortization of underwriting costs - corporation-obligated
       mandatory redeemable capital securities of subsidiary trust                                 26                 0
    Increase in allowance for servicing rights                                                  1,475                30
    Deferred income taxes                                                                         (22)              (60)
    Securities losses (gains)                                                                     173              (517)
    Other gains, net                                                                           (1,709)           (1,890)
    Net decrease in trading account securities                                                      0               328
    Decrease in interest receivable                                                             1,548             1,422
    (Decrease) in interest payable                                                               (480)              (33)
    Originations of loans held-for-sale                                                      (336,009)         (175,077)
    Proceeds from sale of loans held-for-sale                                                 337,718           176,966
    Net change in other assets & other liabilities                                             (2,990)               14
                                                                                       --------------------------------
    Net cash provided by operating activities                                                  14,047            11,614
INVESTING
ACTIVITIES
------------------------------------------------------------------------------------
    Proceeds from maturities of securities - available-for-sale                               114,595            50,896
    Proceeds from sales of securities - available-for-sale                                     83,346            63,067
    Purchases of securities - available-for-sale                                             (223,324)         (109,009)
    Cash paid for acquisition of Commerce Exchange Corporation, net of cash acquired                0                 0
    Net decrease (increase) in loans                                                           22,719            (6,661)
    Net increase in premises and equipment                                                     (2,021)             (747)
                                                                                       --------------------------------
    Net cash used for investing activities                                                     (4,685)           (2,454)
FINANCING
ACTIVITIES
------------------------------------------------------------------------------------
    Net increase (decrease) demand deposits, interest bearing
        demand and savings deposits                                                           112,004            (9,501)
    Net (decrease) increase in time deposits                                                  (88,684)           33,124
    Net increase (decrease) in federal funds purchased
        and securities sold under agreements to repurchase                                     12,588           (12,620)
    (Decrease) increase in note payable                                                             0                 0
    Net (decrease) increase in borrowings                                                      (1,604)            2,818
    Net (repayments) advances from Federal Home Loan Bank                                      (3,222)            9,714
    Issuance of corporation - obligated mandatorily redeemable
      capital securities of subsidiary trust                                                        0                 0
    Cash dividends                                                                             (3,578)           (3,402)
    Purchase of treasury stock                                                                 (2,664)             (793)
    Net issuance of common stock                                                                1,369               231
                                                                                       --------------------------------
    Net cash provided by financing activities                                                  26,209            19,571
                                                                                       --------------------------------
    Increase in cash and cash equivalents                                                      35,571            28,731
                                                                                       --------------------------------
    Cash and cash equivalents at beginning of year                                             64,853            35,272
                                                                                       --------------------------------
                                                                                            $ 100,424         $  64,003
                                                                                       ================================


Supplementary Cash Flow Information:
Cash paid for 1) Federal Income taxes - $3,225,000 and $3,025,000 for the six months ended June 30, 2002 and 2001, respectively and 2) Interest - $23,635,000 and $32,679,000 for the six months ended June 30, 2002 and 2001, respectively.

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (unaudited) June 30, 2002

(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - COMPREHENSIVE INCOME
During the first six months of 2002 and 2001, total comprehensive income amounted to $12,867 and $9,874, respectively. The components of comprehensive income, net of tax, for the six-month periods ended June 30, 2002 and 2001 are as follows:

                                                                    2002           2001
                                                               -------------------------
Net income                                                        $ 9,036        $ 8,345
Change in other comprehensive income -
         deferred compensation plan                                     0            (71)
Unrealized gains (losses) on available-for-sale securities          3,831          1,600
                                                               -------------------------
Comprehensive income                                              $12,867        $ 9,874
                                                               =========================

Accumulated other comprehensive income, net of related tax, at June 30, 2002, December 31, 2001 and June 30, 2001 totaled $7,265, $3,434 and $1,810, respectively and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax and deferred supplemental income, net of tax. Disclosure of reclassification amounts, net of tax:

                                                                         Six Months Ended
                                                                   ----------------------------
                                                                    June 30, 2002 June 30, 2001
                                                                   ----------------------------
Unrealized holding gains arising during the period                     $ 3,719          $ 2,117
Less: reclassification of (losses) gains included in net income            112             (517)
                                                                   ----------------------------
Net unrealized gains on available-for-sale securities                  $ 3,831          $ 1,600
                                                                   ============================

(Dollars in thousands, except per share data)

NOTE 3 - INTANGIBLE ASSETS
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company had approximately $14.6 million of goodwill on its balance sheet at December 31, 2001. In preparing for its adoption of SFAS No. 142, the Company determined its reporting units and the amounts of goodwill and intangible assets to be allocated to those reporting units. The initial impairment testing has been completed and the Company has determined that there was no impairment as of January 1, 2002. The Company is not anticipating any impairment, any reclassifications between goodwill and intangible assets or any changes in the useful lives of intangible assets. No amortization expense is being recorded on the goodwill in 2002 compared to amortization expense of $93 for the first half of 2001 and $187 for the year 2001. Application of the non-amortization provisions of the statement increased net income by $64 or $.00 per share in the first half of 2002 and is expected to increase net income by $126 or $.01 per share for the entire year.

Reported net income for the three and six months ended June 30, 2001 was $4,258 and $8,345. Adjusting for the amortization provisions of SFAS No. 142, net income for the three and six months ended June 30, 2001 would have been $4,286 and $8,402, respectively. Both basic and diluted earnings per share would not have been affected by the adjustment.

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


Allowance for loan losses
                                                 2002             2001
                                    ------------------------------------
Beginning balance, January 1                   $16,695          $15,217

Provision
                                                 2,236            2,103

Charge-offs
                                                 2,910            2,670
Recoveries
                                                   789              959
                                    ------------------------------------
      Net charge-offs
                                                 2,121            1,711

                                    ------------------------------------
Ending balance, June 30                        $16,810          $15,609
                                    ====================================

As a percentage of loans                          1.54%            1.45%

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

Financial Condition
At June 30, 2002, the Company had consolidated total assets of $1.72 billion, deposits of $1.15 billion and shareholders' equity of $136 million. Since June 30, 2001, total assets have increased by $141 million or 9%, primarily as a result of the acquisition of Commerce Exchange Corporation ("Commerce") and its subsidiary, Commerce Exchange Bank. Total assets of Commerce were $111 million. Gross loans have increased by $17 million the past year, $93 million from Commerce. Excluding the impact of the Commerce acquisition, the net reduction in loans otherwise was primarily the result of reduced balances in real estate loans. Real estate loans declined by $44 million since June 30, 2001 due to the increase in refinancing and secondary market sales activities during the past year. The increased activity levels were brought about by lower long-term interest rates. A steady increase in direct consumer lending volume has offset the decline in indirect automobile loan volumes. Indirect loans have been de-emphasized due to the lower profit margins associated with the credits. Commercial loans are also undergoing an internal shift away from fixed rate, real estate based lending to a more variable rate, cash flow based lending structure. The loan mix has moved from a 40%, 30% and 30% mix of commercial, consumer and residential real estate loans, respectively, as of June 30, 2001 to a 44%, 31%, 25% mix at the end of the most recent quarter.

Deposits increased by $70 million since June 30, 2001 primarily as a result of the acquisition of $87 million in deposits from Commerce. The Bank is also in the process of de-emphasizing higher cost time deposits as a funding source. Time deposits have declined by $118 million from a year ago. Savings accounts have increased by $161 million primarily the result of the introduction of the Your Best Interest Account, which is an MMDA account with attractive premium pricing. Demand deposit accounts have increased by $36 million over the same time period. Approximately 60% of the increase is associated with the Commerce acquisition, while the remaining 40% is from internal growth. The corporation-obligated manditorily redeemable capital securities of subsidiary trust (the "Trust Preferred Securities") used to finance the Commerce acquisition totaled $30.5 million as of June 30, 2002.

(Dollars in thousands, except per share data)

Since March 31, 2002, total assets have increased by $34.9 million. Moderate loan demand, strong secondary mortgage activities and the internal shift away from both indirect automobile lending and long-term fixed rate commercial real estate lending has kept internal loan growth at below normal and historically sustainable levels. Due to the same reasons as noted above in the year-to-year analysis, deposits have increased by $15 million during the most recent quarter, with savings accounts increasing by $59 million and time deposits decreasing by $51 million.

Asset Quality. The reserve for loan losses represented 1.54% of loans as of June 30, 2002. The determination of the reserve for loan losses is based on management's evaluation of the potential losses in the loan portfolio at June 30, 2002 considering, among other relevant factors, repayment status, borrowers' ability to repay, collateral and current economic conditions. The reserve was 1.45% of total loans at June 30, 2001. Non-accrual loans have increased over the past year and total $6,287 as of June 30, 2002 versus $4,666 as of the same date last year. Loans past due over 90 days and still accruing totaled $6,011 as of June 30, 2002, up 11.0% from June 30, 2001, reflecting the general economic slowdown in both the national and local economies. Approximately 37% of the loans past due over 90 days and still accruing are residential real estate loans that are well collateralized and in process of collection with minimal loss expectations.

Capital resources. Shareholders' equity has increased by $7,994 since December 31, 2001 due to the increase in retained earnings of $5,458 along with an increase in accumulated other comprehensive income ("OCI") of $3,831. Somewhat offsetting these increases was the addition of $2,664 in treasury stock. The Company repurchased more than 108,000 shares during the first half of 2002. The Company recently authorized an additional 500,000 shares of common stock to be repurchased. Repurchases under this authorization are expected to be completed through open market and / or private transactions at prevailing market prices and are discretionary, based upon management's periodic assessment of market conditions and financial benefit to the Company. The Company also has an annual 2% repurchase authorization which will remain in effect until amended or withdrawn by subsequent board action.

Liquidity. Management of the Company's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $33 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. There were no outstanding balances against the unsecured lines of credit as of June 30, 2002.


Results of Operations - Quarterly Comparison

The Company reported net income of $4,353 for the second quarter of 2002. Net income for the second quarter represented forty-three cents ($.43) per share on a diluted basis. Operating return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.01% and 13.12%, respectively, for the second quarter of 2002 compared to 1.08% and 13.98% for last year's second quarter. Net interest income increased from $12,298 for the second quarter of 2001 to $14,403 for this year's second quarter. The 17.1% improvement was primarily the result of an improved net interest margin, which increased to 3.69% for the second quarter 2002 from 3.47% from the second quarter of 2001. The improvement also partially stemmed from an 9.1% increase in average earning assets, primarily generated through the Commerce acquisition. The efficiency ratio was slightly increased, from 56.00% for the second quarter of 2001 to 59.49% for this year's second quarter. Valuation impairment charges on mortgage servicing rights totaling $1,375 were the primary reason for the increase in the ratio. There were no valuation adjustments for the second quarter of 2001.

(Dollars in thousands, except per share data)

Commercial Lending. Commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. To a lesser extent, we also make construction loans and finance commercial equipment leases. Commercial loans comprised approximately 44% of our total loan portfolio at June 30, 2002. Loan volume generated for the second quarter of 2002 totaled $49.0 million versus $43.7 million for the same period in 2001. Loan balances have actually declined by $15 million since March 31, 2002 due to the de-emphasis of long-term fixed rate commercial real estate lending. Many of those borrowers are refinancing with other institutions at lower rates due to the current interest rate environment. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

Retail Lending. The Company offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat loans, credit cards and overdraft protection for checking account customers. At June 30, 2002, approximately 31% of loans were consumer loans. Of these balances, 39% were related to indirect automobile, boat and recreational vehicle lending compared to 48% as of June 30, 2001. Our indirect loans are originated through dealers in the local area. Indirect originations, which now include higher quality boat and recreational vehicle loans have decreased from $19.7 million during the second quarter of 2001 to $17.9 million during the second quarter of 2002. Conversely, direct consumer lending has increased by 33% from $33.7 million for the second quarter of 2001 to $45.1 million for this year's second quarter.

Mortgage Banking. Our mortgage department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate a recurring stream of fee income. We originated $171 million in residential real estate loans and sold approximately $155 million of loans during the second quarter of 2002, generating a net gain of $1,506. Comparatively, we originated $141 million and sold $115 million during the second quarter of 2001, generating net gains of $900. We service $1,048 million in mortgage loans for others at June 30, 2002 versus $652 million as of June 30, 2001. Due to the sharp decline in interest rates in the second quarter of 2002, the valuation allowance on mortgage servicing rights associated with these serviced loans increased to a total of $2,285 as of June 30, 2002, compared to an allowance of $30 as of June 30, 2001. Typically the impact of the changes in the valuation allowance are offset by the gains realized on new residential real estate production. The pipeline of loans in process in increasing due to the lower rates, however the gains on the sale of these loans will not be realized until the third and fourth quarter of 2002. The risk of further negative impacts to earnings were partially reduced by the acquisition of $300 million in notional value of interest rate floors. The floors are designed to bridge the difference between the impact of lower rates on the value of the mortgage servicing rights and the anticipated increase in gains on sale of residential real estate loans.

(Dollars in thousands, except per share data)

Trust. The trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. During the second quarter of 2002, personal trust accounts and employee benefit accounts produced approximately 77% and 23% of the total revenues of the department, respectively. The department began offering a daily valuation service for 401(k) plans during the third quarter of 2001, which is expected to position the Company well for future growth in employee benefit assets and revenues. Fee income is down 7% from the second quarter of 2001 due the negative impact of current market conditions on asset values. Our trust department had approximately $595 million in assets under management at June 30, 2002 as compared to $624 million at December 31, 2001.

Provision for loan losses. The methodology for the provision for loan losses includes analysis of various economic factors including loan losses and portfolio growth. The provision for loan losses was $1,303 for the second quarter of 2002 versus $1,342 during the same period in 2001. Total net charge-offs were $1,377 for the second quarter of 2002 versus $1,511 for the second quarter of 2001. Loan losses are expected to remain slightly above their historical level of .30% of gross loans for the remainder of the year, primarily due to continued soft economic conditions and their impact on our commercial borrowers. Consumer charge-offs are expected to be lower than the previous year for the last two quarters of 2001 due to the improvement in the asset quality of the consumer portfolio brought about by the de-emphasis on indirect automobile lending.

Non-interest Income. Non-interest income (excluding security and trading gains and losses) totaled $4,053 for the second quarter of 2002 versus $4,630 for the same period last year. Excluding the impact of the changes in valuation allowance for mortgage servicing rights of $1,375, non-interest income would have totaled $5,428 for the second quarter of 2002, with the second quarter 2001 total for non-interest income remaining unchanged at $4,630. This improvement of 13.3% is primarily attributable to a 10.8% improvement in service charges on deposit accounts (due to an increase in core transaction accounts) and a 54.5% increase in the gain on sale of loans (due to increase residential real estate loan sales associated with the lower interest rate environment).

Non-interest Expense. Expenses for the second quarter of 2002 were $11,283, up 15.14% from the same period last year due to the additional banking centers acquired from Commerce and an increase in staff to manage the increased mortgage banking activities. Salaries and employee benefits increased by 24.1% to $6,325 from the second quarter of 2001 while occupancy expense increased by 5.9% to $1,125. Non-interest expenses declined from the linked quarter by $514, or 4.4% due to the Company's continued focus on cost control.


Year-to-date Comparison

The Company reported net income of $9,036 for the first half of 2002. Net income for the first half represented ninety cents ($.90) per share on a diluted basis. Operating return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.06% and 13.75%, respectively, for the first half of 2002 compared to 1.08% and 14.03% for last year's first half. Net interest income increased from $24,214 for the first half of 2001 to $28,560 for this year's first half. The 17.9% improvement was primarily the result of an improved net interest margin, which increased to 3.70% for the first half 2002 from 3.45% from the first half of 2001. The improvement also partially stemmed from an 8.9% increase in average earning assets, primarily generated through the Commerce acquisition. The efficiency ratio was slightly increased, from 58.36% for the first half of 2001 to 59.47% for this year's first half. The increase in valuation adjustments for mortgage servicing rights discussed in the quarterly analysis was the primary reason for the increase.

(Dollars in thousands, except per share data)

Commercial Lending. Loan volume generated for the first half of 2002 totaled $92.5 million versus $81.1 million for the same period in 2001. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

Retail Lending. Indirect originations have decreased significantly from $42 million during the first half of 2001 to $27.7 million during the first half of 2002. Conversely, direct consumer lending has increased by 33% from $57.7 million for the first half of 2001 to $76.5 million for this year's first half.

Mortgage Banking. We originated $351 million in residential real estate loans and sold approximately $336 million of loans during the first half of 2002, generating a net gain of $2,860. Comparatively, we originated $200 million and sold $115 million during the first half of 2001, generating net gains of $1,609.

Trust. During the first half of 2002, personal trust accounts and employee benefit accounts produced approximately 75% and 25% of the total revenues of the department, respectively. Fee income is down 7% from the second quarter of 2001 due the negative impact of current market conditions on asset values

Provision for Loan Losses. The provision for loan losses was $2,236 for the second quarter of 2002 versus $2,103 during the same period in 2001. Total net charge-offs were $2,121 for the second quarter of 2002 versus $1,711 for the second quarter of 2001

Non-interest Income. Non-interest income (excluding security gains and losses and trading activity) totaled $9,210 for the first half of 2002 versus $8,602 for the same period last year. Excluding the impact of the above mentioned changes in valuation allowance for mortgage servicing rights, non-interest income would have totaled $11,385 and $8,632 for the second quarters of 2002 and 2001, respectively. This improvement of 31.9% is primarily attributable to a 7..8% improvement in service charges on deposit accounts (due to an increase in core transaction accounts) and a 72.2% increase in the gain on sale of loans (due to increase residential real estate loan sales associated with the lower interest rate environment).

Non-interest Expense. Expenses for the first half of 2002 were $23,080, up 16.2% from the same period last year due to the additional banking centers acquired from Commerce and an increase in staff to manage the increased mortgage banking activities along with a $141 write-down in other real estate owned property.


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

(Dollars in thousands, except per share data)

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would increase by 0.7% if interest rates would immediately rise by 200 basis points. It projects an increase in net income of 4.2% if interest rates would immediately fall by 175 basis points. Management believes this reflects an acceptable level of risk from interest rate movements based on the current level of interest rates. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook. Management expects interest rates to have a neutral bias for the remainder of 2002. Management is in the process of shifting the processing of the simulation modeling from in-house to a third party provider.

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

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
(a) - (d) Second Bancorp Incorporated's Annual Meeting of Shareholders was held on April 18, 2002. The results of the votes on the matters presented to shareholders were included in the Form 10-Q for the period ended March 31, 2002.

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K:

The following exhibits are included herein:

Exhibit 11.       Statement re: computation of earnings per share

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Title 18, United States Code,
                  Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Company filed no reports on Form 8-K during the second quarter of 2002 except to announce quarterly earnings. The Company filed a report on Form 8-K on April 22, 2002 to announce earnings for the first quarter of 2002. The Company filed a report on Form 8-K on July 3, 2002 announcing an expected shortfall to earnings versus consensus forecasts. The Company filed a report on Form 8-K on July 19, 2002 to announce earnings for the second quarter 2002. The Company also filed a report on Form 8-K on July 24, 2002 to announce authorization for an additional discretionary 500,000 repurchase of the Company's common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date: August 13, 2002                /s/  David L. Kellerman
      ---------------                -------------------------
                                     David L. Kellerman, Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.