Form 10-Q
period 2002-09-30
SECOND BANCORP INC
filed 2002-11-15
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934. For the transition period            to

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

                                  330.841.0123
               Registrant's telephone number, including area code

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

Common Stock, without par value - 9,861,854 shares outstanding as of October 31, 2002.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

         Consolidated balance sheets -
                  September 30, 2002 and 2001 and December 31, 2001                 3

         Consolidated statements of income -
                  Three and nine months ended September 30, 2002 and 2001.          4

         Consolidated statements of comprehensive income -
                  Three and nine months ended September 30, 2002 and 2001           5

         Consolidated statements of shareholders' equity -
                  Nine months ended September 30, 2002 and 2001                     6

         Consolidated statements of cash flows -
                  Nine months ended September 30, 2002 and 2001                   7-8

         Notes to consolidated financial statements - September 30, 2002         9-10

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 11-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk                 17

Item 4. Controls and Procedures                                                    18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         19
Item 2.  Changes in Securities                                                     19
Item 3.  Defaults upon Senior Securities                                           19
Item 4.  Submission of Matters to a Vote of Security  Holders                      19
Item 5.  Other Information                                                         19
Item 6.  Exhibits and Reports on Form 8-K                                          19

SIGNATURES                                                                      20-21

Exhibit 11.       Statement Re: Computation of Earnings Per Share

Exhibit 99.1      Certification of Chief Executive Officer and Chief
                  Financial Officer pursuant to Title 18, United States Code,
                  Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Second Bancorp Incorporated and Subsidiaries
Consolidated Balance Sheets

                                                          September 30      December 31     September 30
(Dollars in thousands)                                        2002              2001            2001
----------------------                                        ----              ----            ----
ASSETS

Cash and due from banks                                    $    40,815      $    40,837      $    32,441
Federal funds sold and temporary investments                    15,033           24,016           51,233
Securities:
   Available-for-sale (at market value)                        535,174          417,496          407,004
                                                           -----------      -----------      -----------
      Total securities                                         535,174          417,496          407,004
Loans                                                        1,153,581        1,121,892        1,060,778
Less reserve for loan losses                                    17,443           16,695           15,429
                                                           -----------      -----------      -----------
   Net loans                                                 1,136,138        1,105,197        1,045,349
Premises and equipment                                          16,333           16,416           16,650
Accrued interest receivable                                      9,582           10,272           10,272
Goodwill and intangible assets                                  31,185           26,578            8,328
Other assets                                                    40,975           39,544           37,742
                                                           -----------      -----------      -----------
            Total assets                                   $ 1,825,235      $ 1,680,356      $ 1,609,019
                                                           ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand - non-interest bearing                           $   153,341      $   144,953      $   111,539
   Demand - interest bearing                                    98,359          105,221           94,831
   Savings                                                     410,322          276,628          234,601
   Time deposits                                               519,259          596,329          616,320
                                                           -----------      -----------      -----------
      Total deposits                                         1,181,281        1,123,131        1,057,291

Federal funds purchased and securities sold under
   agreements to repurchase                                    166,532          107,279          110,071
Note payable                                                     3,000                0                0
Other borrowed funds                                             3,788            5,853            5,745
Federal Home Loan Bank advances                                285,887          275,152          267,301
Accrued expenses and other liabilities                          14,583           10,200           11,185
Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trust                              30,482           30,442           26,660
                                                           -----------      -----------      -----------
          Total liabilities                                  1,685,553        1,552,057        1,478,253

Shareholders' equity:
   Common stock, no par value; 30,000,000 shares
      authorized; 11,024,693,10,832,810 and 10,828,310
      shares issued, respectively                               40,994           37,453           37,424
   Treasury stock; 1,147,849, 883,494 and 801,512
      shares, respectively                                     (23,631)         (16,798)         (15,072)
   Other comprehensive income                                    8,894            3,434            6,850
   Retained earnings                                           113,425          104,210          101,564
                                                           -----------      -----------      -----------
         Total shareholders' equity                            139,682          128,299          130,766
                                                           -----------      -----------      -----------
            Total liabilities and shareholders' equity     $ 1,825,235      $ 1,680,356      $ 1,609,019
                                                           ===========      ===========      ===========

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Income

                                                               For the Three Months              For the Nine Months
(Dollars in thousands,                                          Ended September 30                Ended September 30
                                                                ------------------                ------------------
 except per share data)                                        2002            2001              2002              2001
                                                               ----            ----              ----              ----
INTEREST INCOME
Loans (including fees):
    Taxable                                                 $   19,598     $     21,015      $     60,034      $     64,867
    Exempt from federal income taxes                               227              268               703               835
  Securities:
    Taxable                                                      5,963            5,471            17,082            15,898
    Exempt from federal income taxes                               722              800             2,211             2,348
  Federal funds sold and other                                     324              326               931               815
                                                            ----------     ------------      ------------      ------------
      Total interest income                                     26,834           27,880            80,961            84,763
INTEREST EXPENSE
  Deposits                                                       7,526           10,467            22,629            33,128
  Federal funds purchased and securities
    sold under agreements to repurchase                            597              937             1,799             3,177
  Note Payable                                                      10               13                10                47
  Other borrowed funds                                              10               23                28                75
  Federal Home Loan Bank advances                                4,003            3,946            11,781            11,628
  Corporation-obligated mandatorily redeemable capital
      securities of subsidiary trust                               734               21             2,200                21
                                                            ----------     ------------      ------------      ------------
      Total interest expense                                    12,880           15,407            38,447            48,076
                                                            ----------     ------------      ------------      ------------
      Net interest income                                       13,954           12,473            42,514            36,687
Provision for loan losses                                        1,573              988             3,809             3,091
                                                            ----------     ------------      ------------      ------------
    Net interest income after provision for loan losses         12,381           11,485            38,705            33,596
NON-INTEREST INCOME
  Service charges on deposit accounts                            1,505            1,344             4,236             3,878
  Trust fees                                                       596              761             2,078             2,266
  Gain on sale of loans                                          2,421            1,394             5,674             3,283
  Trading account (losses) gains                                     0              (52)              (20)               19
  Security gains                                                   832              123               659               640
  Other operating income                                         1,807              921             3,551             3,595
                                                            ----------     ------------      ------------      ------------
      Total non-interest income                                  7,161            4,491            16,178            13,681
NON-INTEREST EXPENSE
  Salaries and employee benefits                                 6,494            5,313            19,128            15,603
  Net occupancy                                                  1,119            1,001             3,381             3,179
  Equipment                                                        931            1,038             3,156             3,008
  Professional services                                            563              320             1,491             1,060
  Assessment on deposits and other taxes                           384              415             1,043             1,221
  Amortization of goodwill and other intangibles                   110               81               331               242
  Merger costs                                                     124                0               124                 0
  Other operating expenses                                       2,116            1,914             6,267             5,625
                                                            ----------     ------------      ------------      ------------
      Total non-interest expense                                11,841           10,082            34,921            29,938
                                                            ----------     ------------      ------------      ------------
Income before federal income taxes                               7,701            5,894            19,962            17,339
Income tax expense                                               2,165            1,493             5,390             4,492
                                                            ----------     ------------      ------------      ------------
Net income before cumulative effect of
    accounting change                                       $    5,536     $      4,401      $     14,572      $     12,847
                                                            ==========     ============      ============      ============
Cumulative effect of accounting change - SFAS133                     0                0                 0              (101)
                                                            ----------     ------------      ------------      ------------
Net income                                                  $    5,536     $      4,401      $     14,572      $     12,746
                                                            ==========     ============      ============      ============
NET INCOME PER COMMON SHARE:
      Basic - before cumulative effect
        of accounting change                                       n/a              n/a               n/a      $       1.28
      Diluted - before cumulative effect
        of accounting change                                       n/a              n/a               n/a      $       1.27
      Basic                                                 $     0.56     $       0.44      $       1.47      $       1.27
      Diluted                                               $     0.55     $       0.43      $       1.45      $       1.26
Weighted average common shares outstanding:
      Basic                                                  9,876,844       10,033,365         9,929,276        10,021,471
      Diluted                                                9,993,241       10,117,705        10,051,077        10,087,935

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                    For the Three Months       For the Nine Months
(Dollars in thousands,                               Ended September 30         Ended September 30
                                                     ------------------         ------------------
except per share data)                                2002         2001         2002          2001
                                                      ----         ----         ----          ----
Net income                                          $ 5,536      $ 4,401      $ 14,572      $ 12,746

Other comprehensive income, net of tax:

Change in other comprehensive income - deferred
     compensation plan                                  (41)          12           (41)          (59)

Change in unrealized market value adjustment
     on securities available-for-sale                 1,670        5,028         5,501         6,628
                                                    -------      -------      --------      --------

Total other comprehensive income                      1,629        5,040         5,460         6,569
                                                    -------      -------      --------      --------

Comprehensive income                                $ 7,165      $ 9,441      $ 20,032      $ 19,315
                                                    =======      =======      ========      ========

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

                                                                               Accumulated
                                                                                  Other
                                                      Common       Treasury   Comprehensive    Retained
(Dollars in thousands)                                 Stock         Stock       Income        Earnings       Total
Balance, January 1, 2001                             $ 36,935      $(13,947)     $  281        $ 93,928     $117,197
Net income                                                                                       12,746       12,746
Change in other comprehensive income - deferred
    compensation plan, net of tax of $(31)                                          (59)                         (59)
Change in unrealized market value adjustment
        on securities available-for-sale, net of
        tax of $3,573                                                             6,628                        6,628
Cash dividends declared: common ($.51 per share)                                                 (5,110)      (5,110)

Purchase of treasury shares                                          (1,125)                                  (1,125)
Common stock issued -
    stock options and dividend reinvestment plan          489                                                    489
                                                     --------      --------      ------        --------     --------
Balance, September 30, 2001                          $ 37,424      $(15,072)     $6,850        $101,564     $130,766
                                                     ========      ========      ======        ========     ========



Balance, January 1, 2002                             $ 37,453      $(16,798)     $3,434        $104,210     $128,299
Net income                                                                                       14,572       14,572
Change in other comprehensive income - deferred
    compensation plan, net of tax of $(22)                                          (41)                         (41)
Change in unrealized market value adjustment
        on securities available-for-sale, net of
        tax of $2,962                                                             5,501                        5,501
Cash dividends declared: common ($.54 per share)                                                 (5,357)      (5,357)

Purchase of treasury shares                                          (6,833)                                  (6,833)
Common stock issued - dividend reinvestment plan        3,541                                                  3,541
                                                     --------      --------      ------        --------     --------
Balance, September 30, 2002                          $ 40,994      $(23,631)      8,894        $113,425     $139,682
                                                     ========      ========      ======        ========     ========


See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries                                         (Dollars in thousands,
Consolidated Statements of Cash Flows                                                except per share data)

                                                                                    For the Nine Months Ended
                                                                                    -------------------------
                                                                                     September      September
(Dollars in thousands)                                                                  2002           2001
                                                                                        ----           ----
OPERATING ACTIVITIES
Net income                                                                           $  14,572      $  12,746
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                            3,809          3,091
    Provision for depreciation                                                           2,602          2,556
    Provision for amortization of intangibles                                              331            242
    Amortization of servicing rights                                                     2,212         (2,532)
    Accretion of investment discount and premium                                          (253)          (316)
    Amortization of underwriting costs - corporation-obligated
       mandatorily redeemable capital securities of subsidiary trust                        40              0
    Increase in allowance for servicing rights                                           2,277              0
    Deferred income taxes                                                                1,561           (338)
    Securities gains                                                                      (659)          (640)
    Other gains, net                                                                    (4,391)        (3,279)
    Net decrease in trading account securities                                               0            328
    Decrease in interest receivable                                                        690            909
    Decrease in interest payable                                                          (395)          (542)
    Originations of loans held-for-sale                                               (505,050)      (295,166)
    Proceeds from sale of loans held-for-sale                                          509,439        298,449
    Net change in other assets & other liabilities                                      (1,716)           992
                                                                                     ---------      ---------
    Net cash provided by operating activities                                           24,996         16,500
INVESTING ACTIVITIES
    Proceeds from maturities of securities - available-for-sale                        138,279         93,400
    Proceeds from sales of securities - available-for-sale                             174,052         76,420
    Purchases of securities - available-for-sale                                      (420,670)      (183,575)
    Net (increase) decrease in loans                                                   (41,590)         6,432
    Net increase in premises and equipment                                              (2,517)        (1,171)
                                                                                     ---------      ---------
    Net cash provided by investing activities                                         (152,446)        (8,494)
FINANCING ACTIVITIES
    Net increase (decrease) demand deposits, interest bearing demand and savings
      deposits                                                                         135,220         (2,398)
    Net (decrease) increase in time deposits                                           (77,070)        23,554
    Net increase (decrease) in federal funds purchased
        and securities sold under agreements to repurchase                              59,253        (19,824)
    Increase (decrease) in note payable                                                  3,000         (1,000)
    Net (decrease) increase in borrowings                                               (2,065)         3,582
    Net advances from Federal Home Loan Bank                                            10,735         15,568
    Issuance of corporation-obligated mandatorily redeemable
       capital securities of subsidiary trust                                                0         26,660
    Cash dividends                                                                      (5,357)        (5,110)
    Purchase of treasury stock                                                          (6,833)        (1,125)
    Net issuance of common stock                                                         1,562            489
                                                                                     ---------      ---------
    Net cash provided by financing activities                                          118,445         40,396
                                                                                     ---------      ---------
    Increase in cash and cash equivalents                                               (9,005)        48,402
                                                                                     ---------      ---------
    Cash and cash equivalents at beginning of year                                      64,853         35,272
                                                                                     ---------      ---------
    Cash and cash equivalents at end of period                                       $  55,848      $  83,674
                                                                                     =========      =========

Supplementary Cash Flow Information:
Cash paid for 1) Federal income taxes - $5,390,000 and $3,850,000 for the nine months ended September 30, 2002, and 2001, respectively and 2) Interest - $35,859,000 and $48,618,000 for the nine months ended September 30, 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements

Second Bancorp Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (unaudited) September 30, 2002 (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - COMPREHENSIVE INCOME
During the first nine months of 2002 and 2001, total comprehensive income amounted to $20,032 and $19,315, respectively. The components of comprehensive income, net of tax, for the nine-month periods ended September 30, 2002 and 2001 are as follows:

                                                        2002          2001
                                                      --------      --------
Net income                                            $ 14,572      $ 12,746
Change in other comprehensive income -
         deferred compensation plan                        (41)          (59)
Unrealized gains on available-for-sale securities        5,501         6,628
                                                      --------      --------
Comprehensive income                                  $ 20,032      $ 19,315
                                                      ========      ========

Accumulated other comprehensive income, net of related tax, at September 30, 2002, December 31, 2001 and September 30, 2001 totaled $8,894, $3,434 and
$6,850, respectively and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax and deferred supplemental income, net of tax. Disclosure of reclassification amounts, net of tax:

                                                                    Nine Months Ended
                                                            ---------------------------------
                                                            Sept. 30, 2002     Sept. 30, 2001
                                                            --------------     --------------
Unrealized holding gains arising during the period              $ 5,929           $ 7,044
Less: reclassification of gains included in net income             (428)             (416)
                                                                -------           -------
Net unrealized gains on available-for-sale securities           $ 5,501           $ 6,628
                                                                =======           =======

(Dollars in thousands, except per share data)

NOTE 3 - INTANGIBLE ASSETS
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company had approximately $14.6 million of goodwill on its balance sheet at December 31, 2001. In preparing for its adoption of SFAS No. 142, the Company determined its reporting units and the amounts of goodwill and intangible assets to be allocated to those reporting units. The initial impairment testing has been completed and the Company has determined that there was no impairment as of January 1, 2002. The Company is not anticipating any impairment, any reclassifications between goodwill and intangible assets or any changes in the useful lives of intangible assets. No amortization expense is being recorded on the goodwill in 2002 compared to amortization expense of $140 for the first nine months of 2001 and $187 for the year 2001. Application of the non-amortization provisions of the statement increased net income by $91 or $.01 per share in the first nine months of 2002 and is expected to increase net income by $126 or $.01 per share for the entire year.

Reported net income for the three and nine months ended September 30, 2001 was $4,401 and $12,746. Adjusting for the amortization provisions of SFAS No. 142, net income for the three and nine months ended September 30, 2001 would have been $4,431 and $12,837, respectively. Basic and diluted earnings per share would have been $0.44 and $0.44 for the three months ended September 30, 2001, respectively and $1.28 and $1.27 for the nine months ended September 30, 2001, respectively.

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

Allowance for loan losses

                                   2002         2001
                                   ----         ----
Beginning balance, January 1     $16,695      $15,217
Provision                          3,809        3,091
Charge-offs                        4,026        4,013
Recoveries                           965        1,134
                                 -------      -------
      Net charge-offs              3,061        2,879
                                 -------      -------
Ending balance, September 30     $17,443      $15,429
                                 =======      =======
As a percentage of loans            1.51%        1.45%

(Dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
Second Bancorp Incorporated (the "Company") is a financial holding company headquartered in Warren, Ohio. The primary subsidiary, The Second National Bank of Warren, (the "Bank") was originally established in 1880. Operating through 36 retail banking centers, we offer a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern and east-central Ohio. Among other things, our consumer banking business includes a large and growing mortgage banking function. The Company also maintains two other subsidiaries, Stouffer-Herzog Insurance Agency, Inc. ("Stouffer-Herzog") and Second Bancorp Capital Trust I. Stouffer-Herzog was acquired in the third quarter of 2002 and operates primarily in northeast Ohio selling a wide-range of personal and commercial property & casualty and life & health products. Second Bancorp Capital Trust I was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust for the primary purpose of funding our acquisition of Commerce Exchange Bank.

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

Financial Condition
At September 30, 2002, the Company had consolidated total assets of $1.82 billion, deposits of $1.18 billion and shareholders' equity of $140 million. Since September 30, 2001, total assets have increased by $216 million or 13.4%, primarily as a result of the acquisition of Commerce Exchange Corporation ("Commerce") and its subsidiary, Commerce Exchange Bank. Total assets of Commerce were $111 million. Gross loans have increased by $93 million during the past year, the same amount was acquired from Commerce. Real estate loans declined by $9 million since September 30, 2001 due to the increase in refinancing and secondary market sales activities during the past year. The increased activity levels were brought about by lower long-term interest rates. A steady increase in direct consumer lending volume has offset the decline in indirect automobile loan volumes. Indirect loans have been de-emphasized due to the lower profit margins associated with the credits. Commercial loans are also undergoing an internal shift away from fixed rate, real estate based lending to a more variable rate, cash flow based lending structure. The loan mix has moved from a 40%, 30% and 30% mix of commercial, consumer and residential real estate loans, respectively, as of September 30, 2001 to a 45%, 28%, 27% mix at the end of the most recent quarter. Approximately $12 million of loans previously classified as consumer loans were reclassified as commercial loans during the third quarter as they are revolving lines to business customers.

Deposits increased by $124 million since September 30, 2001 primarily as a result of the acquisition of $87 million in deposits from Commerce. The Bank is also in the process of de-emphasizing higher cost time deposits as a funding source. Time deposits have declined by $97 million from a year ago. Savings accounts have increased by $175 million primarily as the result of the introduction of the Your Best Interest Account which is an MMDA account with attractive premium pricing. Demand deposit accounts have increased by $42 million over the same time period. The growth is evenly split between balances acquired from Commerce and internal growth. The corporation-obligated mandatorily redeemable capital securities of subsidiary trust (the "Trust Preferred Securities") used to finance the Commerce acquisition totaled $30.5 million as of September 30, 2002.

(Dollars in thousands, except per share data)

Since June 30, 2002, total assets have increased by $104 million. Commercial lending activities have increased, especially in the western-most counties. Commercial loan balances increased by $34 million ($12 million as a result of balances transferred from the consumer loan category). Strong secondary mortgage activities have kept real estate balances at below 30% of total loans, despite the record level of loan originations. The internal shift away from both indirect automobile lending has kept internal consumer loan growth at below normal and historically sustainable levels. Due to the same reasons as noted above in the year-to-year analysis, deposits have increased by $35 million during the most recent quarter, with savings accounts, time deposits and demand deposits increasing by $15 million, $12 million and $8 million, respectively.

Asset Quality. The level of non-performing loans increased significantly during the quarter and totaled $20,010 as of September 30, 2002. This represents an increase of $7,515 from the previous quarter end due primarily to the inclusion of two related credits totaling $7.3 million with lease receivables as collateral. The company that originated the leases has declared bankruptcy and has allegedly perpetrated fraud in the creation of some of the leases. The leases were supported by surety bonds from two well-capitalized insurance companies. Due in part to the nationwide scope of the issue and the alleged fraud, the insurance companies have thus far refused payment. The Company is currently litigating the matter and investigating the actual validity of the leases supporting the two loans. Due in part to the first interest in the $11 million in collateral (lease obligations) that supports loans and the contention that the insurance companies are still obligated to uphold their surety, the Company continues to maintain the loans as non-performing loans with a specific reserve assigned to the credits. As the additional investigation continues as to the validity of the individual leases, that specific reserve amount may be adjusted.

Non-accrual loans have increased to $12,756 over the past year from $4,273 as of September 30, 2001 and represent not only the two credits detailed previously, but also an increase in delinquencies among smaller commercial credits due to the general weakness of the economy. Loans past due over 90 days and still accruing totaled $6,955 as of September 30, 2002, up 49% from September 30, 2001, reflecting the general economic slowdown in both the national and local economies. Approximately 46% of the loans past due over 90 days and still accruing are residential real estate loans with minimal loss expectations.

The reserve for loan losses represented 1.51% of loans as of September 30, 2002. The determination of the reserve for loan losses is based on management's evaluation of the potential losses in the loan portfolio at September 30, 2002 considering, among other relevant factors, repayment status, borrowers' ability to repay, collateral and current economic conditions. The reserve was 1.45% of total loans at September 30, 2001.

Capital resources. Shareholders' equity has increased by $11.4 million since December 31, 2001 due to the retained earnings of $9.2 million, an increase in accumulated other comprehensive income ("OCI") of $5.4 million and an increase in common stock of $3.5 million (due primarily to the acquisition of Stouffer-Herzog). Somewhat offsetting these increases was the addition of $6.8 million in treasury stock. The Company repurchased nearly 296,000 shares during the first nine months of 2002. The Company recently authorized an additional 500,000 shares of common stock to be repurchased. Repurchases under this authorization are expected to be completed through open market and / or private transactions at prevailing market prices and are discretionary, based upon management's periodic assessment of market conditions and financial benefit to the Company. The Company also has an annual 2% repurchase authorization which will remain in effect until amended or withdrawn by subsequent board action.

(Dollars in thousands, except per share data)

Liquidity. Management of the Company's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $28 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. There were $3 million in outstanding balances against the unsecured lines of credit as of September 30, 2002.

Results of Operations
Quarterly Comparison

The Company reported net operating income of $5,536 for the third quarter of 2002. Net income for the third quarter represented fifty-five cents ($.55) per share on a diluted basis. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.25% and 16.22%, respectively, for the third quarter of 2002 compared to 1.11% and 13.87% for last year's third quarter. Net interest income increased from $12,473 for the third quarter of 2001 to $13,954 for this year's third quarter. The 11.9% improvement was primarily the result of an increase in average earning assets, primarily generated through the Commerce acquisition. Average earning assets increased by 10.9% from last year to average $1,657,438 in the most recent quarter. The net interest margin remained stable from last year's third quarter at 3.49%. The efficiency ratio was slightly improved, decreasing from 57.89% for the third quarter of 2001 to 56.94% for this year's third quarter. Increased gains on the sale of loans generally offset increases in expenses, primarily driven by increased salary and benefit costs.

Commercial Lending. Commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. To a lesser extent, we also make construction loans and finance commercial equipment leases. Commercial loans comprised approximately 45% of our total loan portfolio at September 30, 2002, up from 40% at the end of the third quarter in 2001. The increase is primarily due to loan balances acquired via the commerce acquisition. Loan volume generated for the third quarter of 2002 totaled $58.2 million versus $45.8 million for the same period in 2001. Loan balances have actually increased by $34.5 million since June 30, 2002 due to 1) the transfer to approximately $12 million in loans previously classified as consumer loans to commercial loans and 2) the increase in new loan generation. The increase in loan generation can be attributed to increase lending activity in the newer western-most regions of the Company's market. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

Retail Lending. The Company offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat loans, credit cards and overdraft protection for checking account customers. At September 30, 2002, approximately 28% of loans were consumer loans. Of these balances, 39% were related to indirect automobile, boat and recreational vehicle lending compared to 45% as of September 30, 2001. Our indirect loans are originated through dealers in the local area. Indirect originations, which now include higher quality boat and recreational vehicle loans have increased from $6.8 million during the third quarter of 2001 to $14.8 million during the third quarter of 2002. Direct consumer lending has increased from $32.2 million for the third quarter of 2001 to $33.9 million for this year's third quarter.

(Dollars in thousands, except per share data)

Mortgage Banking. Our mortgage department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate a recurring stream of fee income. We originated $207 million in residential real estate loans and sold approximately $169 million of loans during the third quarter of 2002, generating a net gain of $2,306. Comparatively, we originated $156 million and sold $120 million during the third quarter of 2001, generating net gains on sale of $1,358. We service $1.12 billion in mortgage loans for others at September 30, 2002 versus $652 million as of September 30, 2001. Due to the continuation of lower mortgage interest rates in the third quarter of 2002, the valuation allowance on mortgage servicing rights associated with these serviced loans increased to a total of $3,087 as of September 30, 2002, compared to an allowance of $505 as of September 30, 2001. Included in other income during the third quarters of 2002 and 2001 were valuation allowance impairment charges of $802 and $475, respectively. Typically the impact of the changes in the valuation allowance are offset by the gains realized on new residential real estate production. The risk of negative impacts to earnings was partially reduced by the acquisition of $300 million in notional value of interest rate floors at the end of the second quarter of 2002. The floors are designed to bridge the difference between the impact of lower rates on the value of the mortgage servicing rights and the anticipated increase in gains on sale of residential real estate loans. Included in other income in 2002 was income from the changes in market values of the floors of $1,087.

Trust. The trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. During the third quarter of 2002, personal trust accounts and employee benefit accounts produced approximately 77% and 23% of the total revenues of the department, respectively. The department is planning to discontinue the use of internally managed common trust funds, except for a tax-free municipal fund, during the fourth quarter of 2002. The change is not expected to have a material impact on fee income. Fee income is down 21.7% from the third quarter of 2001 due the negative impact of current market conditions on asset values. Our trust department had approximately $528 million in assets under management at September 30, 2002 as compared to $624 million at December 31, 2001.

Insurance. The acquisition of Stouffer-Herzog on September 4, 2002 had a relatively minor impact on earnings for the quarter. The agency has provided insurance services to Ohio residents since 1956. Stouffer-Herzog has a diverse income base by line of business. Commission historically are derived from personal lines (42%), commercial lines (35%) and life and health lines (23%).

Provision for loan losses. The methodology for the provision for loan losses includes analysis of various economic factors including loan losses and portfolio growth. The provision for loan losses was $1,573 for the third quarter of 2002 versus $988 during the same period in 2001. Total net charge-offs were $940 for the third quarter of 2002 versus $1,168 for the third quarter of 2001. Loan losses are expected to remain slightly above their historical level of .30% of gross loans for the next several quarters, primarily due to continued soft economic conditions and their impact on our commercial borrowers. Consumer charge-offs are expected to be no greater than the previous year for the fourth quarter due to the improvement in the asset quality of the consumer portfolio brought about by the de-emphasis on indirect automobile lending.

(Dollars in thousands, except per share data)

Non-interest Income. Non-interest income (excluding security and trading gains and losses) totaled $6,329 for the third quarter of 2002 versus $4,420 for the same period last year. The improvement is primarily the result of improvement in the gain on sale of loans, which increased 73.7% to $2.421 in the third quarter of 2002 due to the increase in mortgage lending activities. The improvement in non-interest income can also be attributed to the increase in deposit service charges of 12%, resulting from an increase in core transaction accounts. Additionally, included in other income during the third quarters of 2002 and 2001 were valuation allowance impairment charges of $802 and $475, respectively. Also included in other income in the third quarter of 2002 was income from the changes in market values of the floors of $1,087. The Company had no interest rate floors during the third quarter of 2001.

Non-interest Expense. Expenses for the third quarter of 2002 were $11,841, up 17.4% from the same period last year due to the additional banking centers acquired from Commerce and an increase in staff to manage the increased mortgage banking activities. Salaries and employee benefits increased by 22.2% to $6,494 from the third quarter of 2001 while occupancy expense increased by 11.8% to $1,119. Non-interest expenses increased from the linked quarter by $558, or 4.9% due to increased legal costs associated with problem credits and $124 in merger costs from the Stouffer-Herzog acquisition.

Year-to-date Comparison

The Company reported net operating income of $14,572 for the first nine months of 2002. Net income for the first nine months represented ninety cents ($1.45) per share on a diluted basis. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were 1.12% and 14.59%, respectively, for the first nine months of 2002 compared to 1.09% and 13.97% for last year's first nine months. Net interest income increased from $36,687 for the first nine months of 2001 to $42,514 for this year's first nine months. The 15.9% improvement was the result of an improved net interest margin, which increased to 3.63% for the first nine months 2002 from 3.47% from the first nine months of 2001 as well as an 9.69% increase in average earning assets, primarily generated through the Commerce acquisition. The efficiency ratio was slightly increased, from 58.20% for the first nine months of 2001 to 58.59% for this year's first nine months. The increase in valuation adjustments for mortgage servicing rights was the primary reason for the increase.

Commercial Lending. Loan volume generated for the first nine months of 2002 totaled $151 million versus $127 million for the same period in 2001. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

Retail Lending. Indirect originations have decreased from $48 million during the first nine months of 2001 to $42 million during the first nine months of 2002. Recently, the indirect volume has increased with the commencement of indirect boat and recreational vehicle lending. Conversely, direct consumer lending has increased by 23% from $90 million for the first nine months of 2001 to $110 million for this year's first nine months.

Mortgage Banking. We originated $557 million in residential real estate loans and sold approximately $505 million of loans during the first nine months of 2002, generating a net gain of $5,166. Comparatively, we originated $357 million and sold $295 million during the first nine months of 2001, generating net gains of $2,967. The Company continues to diversify and expand its origination sources for real estate mortgages utilizing correspondents, originators and banking center staff.

(Dollars in thousands, except per share data)

Trust. During the first nine months of 2002, personal trust accounts and employee benefit accounts produced approximately 73% and 27% of the total revenues of $2,078 of the department, respectively. Fee income is down 8.3% from the first nine months of 2001 due the negative impact of current market conditions on asset values

Provision for loan losses. The provision for loan losses was $3,809 for the first nine months of 2002 versus $3,091 during the same period in 2001. Total net charge-offs were $3,061 for the first nine months of 2002 versus $2,879 for the same period in 2001. The 6% increase is due to generally weaker economic conditions impacting the Company's commercial borrowers ability to repay.

Non-interest Income. Non-interest income (excluding security gains and losses and trading activity) totaled $15,539 for the first nine months of 2002 versus $13,022 for the same period last year. This improvement of 19.3% is primarily attributable to a 9.2% improvement in service charges on deposit accounts (due to an increase in core transaction accounts) and a 72.8% increase in the gain on sale of loans (due to increase residential real estate loan sales associated with the lower interest rate environment).

Non-interest Expense. Expenses for the first nine months of 2002 were $34,921, up 16.6% from the same period last year due to 1) the impact on personnel and occupancy costs from the additional banking centers acquired from Commerce, 2) an increase in staff to manage the increased mortgage banking activities, 3) a $141 write-down in other real estate owned property and 4) $124 in merger costs associated with the acquisition of Stouffer-Herzog.

(Dollars in thousands, except per share data)

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net interest income would increase by 2.9% if interest rates would immediately rise by 200 basis points. It projects a decrease in net interest income of 1.4% if interest rates would immediately fall by 175 basis points. Management believes this reflects an acceptable level of risk from interest rate movements based on the current level of interest rates. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook. Management expects interest rates to have a neutral bias for the remainder of 2002. Management is in the process of shifting the processing of the simulation modeling from in-house to a third party provider.

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

Item 4. Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, in accordance with Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibits. The following exhibits are included herein:

Exhibit 11.1      Statement re: computation of earnings per share

Exhibit 99.1      Certification of Chief Executive Officer and Chief
                  Financial Officer pursuant to Title 18, United States Code,
                  Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended September 30, 2002: The Company filed a report on Form 8-K on July 3, 2002 announcing an expected shortfall to earnings versus consensus forecasts. The Company filed a report on Form 8-K on July 19, 2002 to announce earnings for the second quarter 2002. The Company also filed a report on Form 8-K on July 24, 2002 to announce authorization for an additional discretionary 500,000 repurchase of the Company's common stock. The Company also filed a report on Form 8-K on September 3, 2002 to announce the acquisition of Stouffer-Herzog Insurance Agency, Inc. and Stouffer-Herzog Financial Services Agency, Inc. In the fourth quarter, the Company has filed the following reports on Form 8-K: The Company filed a report on Form 8-K on October 17, 2002 to announce earnings for the third quarter 2002. The Company filed a report on Form 8-K on October 28, 2002 to announce the sale of two branches of subsidiary Second National Bank of Warren.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SECOND BANCORP INCORPORATED
                                 CERTIFICATIONS

I, Rick L. Blossom, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Second Bancorp Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                    /s/ Rick L. Blossom
                                            ----------------------------------
                                            Chairman, President and
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, David L. Kellerman, Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Second Bancorp Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                    /s/ David L. Kellerman
                                            ----------------------------------
                                            Treasurer
                                            (Chief Financial Officer)