Form 10-K
period 2002-12-31
SECOND BANCORP INC
filed 2003-03-26
CIK 803112

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 0-15624

Second Bancorp Incorporated
(Exact Name of Registrant as Specified in Charter)

Ohio	34-1547453
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

108 Main Avenue SW, Warren, Ohio 44481
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:
330.841.0123

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ National Market

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [   ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2002 as reported on the NASDAQ National Market System, was approximately $235,797,362. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2003, the registrant had outstanding 9,642,154 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders’ meeting to be held on April 17, 2003 are incorporated by reference into Part II and Part III.

PART I.

Item 1. BUSINESS

General

Second Bancorp Incorporated (“Second Bancorp”) is a one-bank financial holding company with its most significant subsidiary being The Second National Bank of Warren (“Second National”), a Warren, Ohio based commercial bank. Operating through 35 branches, Second National offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeast and east-central Ohio. A second operating subsidiary is Stouffer-Herzog Insurance Agency, which sells a wide range of property, casualty, life and health insurance products in northeast Ohio. At December 31, 2002, Second Bancorp had consolidated total assets of $1.89 billion, deposits of $1.20 billion and shareholders’ equity of $136 million. The Corporation also maintains another subsidiary, Second Bancorp Capital Trust I, which was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust for the primary purpose of funding our acquisition of Commerce Exchange Corporation. Additional non-operating subsidiaries include Second National Capital Corporation and Second National Financial Company, LLC, which were formed in 2002 to facilitate a capital conversion plan for the subsidiary Bank.

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

Primary Business Operations

We currently operate three major lines of business.

Commercial
Commercial includes credit and related financial services to small-to-large-sized corporations and businesses.

Our commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. Typically, our customers’ financing requirements range from $250,000 to $10 million. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. Commercial loans comprised approximately 46% of our total loan portfolio at December 31, 2002.

Second National Commercial Banking Introduces the “Financial Services Center” Concept, Bringing Focus To a Combined Effort From All Business Lines. The growing complexity of commercial banking has meant that progressive banks can no longer do business in ways that had worked well for many years. During 2002, Second National responded to that reality by inaugurating its Financial Services Center or “hub” concept as a primary conduit to increased income coupled with reduced and controlled expenses.

By way of definition: a Financial Services Center is a strategically located facility in which commercial bankers are combined with a team of other disciplines: private banking, retail, wealth management, investments, all under the same roof. That creates an ideal environment for clients because it provides them all the product and service opportunities they would find at the main office in Warren. It is extremely efficient for Second National because our in-house team of diverse talents and expertise can bounce ideas off each other, help one another in cross-selling, and develop synergies between our different lines of business.

Currently Second National operates four Financial Services Centers in Boardman, Beachwood, Akron and North Olmsted in addition to our Warren Headquarters. All are customized to some degree to accommodate local marketplace variations, but all follow a basic template for integrating on-site representatives from all of the Bank’s lines of business.

Although it is tempting to simplify this as a ‘one-stop shopping’ opportunity, the concept goes much deeper than that. Our objective is not just to make all our products available, but to match our wide-ranging product line to meet very specific client needs. The Financial Services Center concept is rooted in our commitment to sharing knowledge within for the purpose of coordinating cross-sells. Referrals between lines of business are logistically more likely when commercial lenders, private bankers, wealth managers and investment professionals are all literally just down the hall from each other.

Additionally, this new approach to doing business is in keeping with Second National’s priority commitment to developing and maintaining long-term client relationships. Most notably, it puts our entire team much closer to local markets, making it easier to serve the needs of clients whom we know very well...and others whom we are now able to know better because we can efficiently offer everything they need from one location in their own backyard.

Commercial Banking Continues to Grow its Reputation as a Leader in Northeast Ohio. Our increasingly positive reputation has enabled us to successfully compete in larger commercial relationships.

As of July 31, 2002, our fee generation had already exceeded all of 2001 and ended this year at over $2 million or 67% above the prior year. Similarly, new loan production had already exceeded the entire year of 2001 by mid-2002 with year-end totals approaching $200 million, up 83% over the previous year.

This progress has been fueled by a very competent core team of bankers and underwriters, most of who have been with the organization for more than four years. Using input from our Finance Division and the Financial Information System (FIS), we are able to develop accurate pricing models balancing growth and profitability. We have also standardized practices for transferring of assets to Asset Recovery. Those procedures provide the Recovery Department with up-to-date analysis of the borrower’s situation.

New Initiatives Emphasize Our Long-Standing Commitment to Small Business Banking. Small Business Banking at Second National benefited from an infusion of new energy during 2002 as professionals (charged with creating and enhancing commercial banking services to accounts with borrowings under $400,000) were located at each of our Financial Services Centers.

Those bankers will have at their disposal technology and product lines to equal or surpass the competition. Of equal importance, they will approach the marketplace with a positive differentiating philosophy. Unlike other organizations that use various business models to determine whether they will grant loans to small businesses, Second National maintains a “high touch” delivery system based on actual face-to-face interaction with each prospect or client, plus local loan authority resulting in quicker, more accurate decision-making. Our higher level of human contact will also help generate cross-selling opportunities in that each Financial Services Center includes wealth management, investment and retail associates.

These efforts are now supported by new display advertising and sales brochures plus a Small Business Banking section on www.secondnationalbank.com. Online Business Banking simplifies routine small business banking tasks. Clients can easily access daily account balances and transaction information, transfer funds between accounts, make loan payments and much more, without ever leaving the office. Business clients participating in this service have more than tripled since year-end 2001.

Reflective of our performance, Second National Bank has been, for the fourth consecutive year, recognized by the U.S. Small Business Administration (SBA) for achieving a top position in SBA loan volume among lenders in the Cleveland District. Second National’s SBA activities resulted in 74 loans totaling $8.724 million, making us the largest community bank lender in the Cleveland SBA district, as well as the leading SBA lender to the small business community within the Warren-Youngstown market.

Retail
Retail includes deposit gathering, direct and indirect consumer lending along with a minor amount of small business banking services.

We offer a full range of consumer loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat and recreational vehicle loans, credit cards and overdraft protection for checking account customers. At December 31, 2002, approximately 40% of our consumer loans consisted of indirect auto, boat and recreational vehicle loans, which are originated through dealers in the local area. Consumer loans comprised approximately 28% of our total loan portfolio at December 31, 2002.

Retail Banking Begins A Strategic Upgrade Of Its Entire Network. Second National has begun a strategic upgrade of its retail banking network based on an in-depth analysis of product demand and market share in primary market areas. We regard this as a prime opportunity to enhance and expand our ability to compete and serve in key markets where we have successfully grown from a small presence to a market share level that allows us to offer our clients new, state-of-the-art facilities in which to conduct their business. Specifically:

•	North Olmsted. Second National Bank relocated its North Olmsted Banking Center on November 12, 2002, opening the doors to a new Financial Services Center in North Olmsted.

This was much more than a routine relocation. Second National has now established a true hub to serve the financial needs of the entire west-Cleveland area. We have doubled the physical size of our presence in North Olmsted but more importantly have made all business lines available to clients from this single Financial Services Center. The new North Olmsted location features significant improvements including drive-thru lanes, a drive-up ATM and safe deposit boxes. A convenient night depository is also available. The new facility provides customer friendly access in and out from main roads where traffic is well controlled.

•	Hudson. With a capital expenditure of nearly $1 million, a new retail banking facility will be constructed in Hudson. The new full-service banking center will include drive-thru lanes, a drive-up ATM, additional safe deposit boxes and easy access. The enlarged office will retain its Western Reserve atmosphere. The Second National Stow and present Hudson banking centers will be merged into the newly expanded facility scheduled to open in the summer of 2003.

•	Kent. Another expanded banking facility will be built in Kent. An investment of nearly $1 million will provide multiple drive-thru lanes, a drive-up ATM and safe deposit boxes. Supported by the Bank’s increasing market share in the Kent-Brimfield area and customer demand for an expanded facility, the present Brimfield and Kent banking centers will be moved into the new Kent facility in the spring of 2003.

•	Medina. Second National Bank will relocate its present Medina facility to a new office in a prime traffic area. The million-dollar retail banking center is scheduled to open in the summer of 2003 and will feature multiple drive-thru lanes, a drive-up ATM and safe deposit boxes.

•	Wooster. A new full-service banking center in Wooster in the summer of 2003 will provide Second National with an opportunity to establish a major presence in Wayne County adding to the Loan Production Office already serving clients there.

•	Howland. Second National Bank purchased approximately $2.6 million of deposits from Metropolitan National Bank headquartered in Youngstown, Ohio. Metropolitan had previously announced its intention to close its Howland office. The Second National banking centers closest to Metropolitan’s former Howland office are our facilities in Niles and Howland.

•	Steubenville. As part of our intensified focus on taking advantage of proven growth opportunities in key northeast Ohio markets, Second National has sold our two banking centers in Steubenville, Ohio. The two locations have been acquired by Advance Financial Savings Bank, subsidiary of Advance Financial Bancorp located in Wellsburg, West Virginia. The two Steubenville banking centers originally became part of our organization through the acquisition of Trumbull Savings. Because they are not part of our primary northeast Ohio marketplace, their divestiture in February 2003 will enable Second National to reallocate important resources toward strengthening strategic efforts in demographics where we can take advantage of significant growth opportunities.

•	Solon. Second National Bank’s Solon banking center was closed on September 30, 2002 for the purpose of expanding product and service opportunities at our banking centers in nearby Twinsburg and Beachwood. Specifically with: increased professional staff at each location ... added drive-thru lanes and safe deposit boxes at Twinsburg ... plus quick access to a full complement of commercial lenders and private banking, mortgage loan, and wealth management specialists at the Beachwood banking center.

New Concepts in Knowledge-Based Marketing Support Organizational Goals and Banking Center Reconfigurations. In previous years, our approach to marketing was driven by a universal or single-message approach to our entire market. As we grew and expanded into ever-changing markets, we recognized the need for streamlining our communications to reflect those changes. Consequently, 2002 was a watershed year in which we began to refine our marketing approaches with focused messages targeted to specific audiences, specific to banking center and market, thereby maximizing the potential of our diverse market areas.

During 2002, we strove to maintain, within established markets, our current client base while creating awareness of our broader capabilities. We also gave trial exposure to specific non-core deposit and consumer loan products. In our growth markets we addressed the need to further create basic awareness of Second National, drive core deposit and loan sales, and further introduce and build our overall brand position. Central to those efforts was the use of high-reach, high-impact television and radio media, while continuing print media—display advertising, public relations and direct mailing—as formats for communicating the highest degree of specific product detail.

Key to marketing and marketing communications was the decision, during 2002, to identify and capitalize on high growth opportunities within our marketplaces. To facilitate this we employed BancIntelligence, a professional service that examined our entire network and evaluated individual banking centers against numerous criteria. BancIntelligence also provided promotional effectiveness recommendations for each of our banking centers.

We have now matched BancIntelligence data, by banking center, with our 2003 organizational plan and various demographic data to determine our specific strategies by market. As dictated by our positioning line, The People Making Banking Better®, all communications will be guided according to our commitment to providing clients with unparalleled quality in products and services. Implementation of our new direction of approaching markets based on an educated understanding of varying needs will be undertaken with the ultimate objective of significantly increasing our return on investment.

Deposit Line of Business Introduces a New Interest Bearing Checking Account While Continuing Progress with Existing Products. As a revenue-driver for our deposit line of business, Second National Bank introduced the Satisfaction NOWsm account, an interest bearing checking account. Satisfaction NOW is a premium priced, tiered transaction account. The features of the product are unlimited access to an account that pays an introductory rate for 90 days and a premium rate on a tiered basis thereafter. The Your Best Interestsm account continues to be very popular with consumers and has become a product of choice through which to keep funds liquid while still receiving a competitive rate. More than $200 million is now resident in the Your Best Interest product.

Relative to the deposit line of business, we have also continued excellent progress in generating demand deposit accounts during 2002. As of year-end, we have increased outstandings by $34.8 million or 24.3%. Demand deposit transaction accounts are a springboard to profitability due to revenue generated by way of ATM, debit card and overdraft fees as well as interest spread.

Innovative Thinking Results in Increased Consumer Loans. During 2002, zero-percent financing programs offered by automotive manufacturers generated creative thinking on the part of professionals in Second National’s Consumer Loan Department, resulting in an increase of 203% over 2001 specific to loans for boats and recreational vehicles. By attending marine and RV shows, lending officers were able to attract the attention of numerous dealers with our ability to understand their markets, provide highly competitive rates, and give extremely quick turnaround decisions on loan applications.

The Client Advantage Program Grows as Part of Our Corporate Culture. The Client Advantage Program (CAP) was created to build positive, long-term relationships with Second National clients by helping to identify optimum combinations of products and services.

The entire CAP initiative is based on the conviction that the more we know about our clients, the better service we can provide. To that end, our retail associates have completed 13,024 Client Preference Interviews during 2002. The detailed information provided by those surveys assists our associates in becoming more aware of the many opportunities to proactively help our clients. Because such knowledge is applied through direct contact with clients, ongoing training, coaching and counseling, such as outbound retail calling support programs for tellers and personal bankers, have also intensified to help ensure proper follow-through. During 2002, 48,255 outbound retail calls were made.

The backbone of CAP is the fact that all activities can be tracked and measured. Monthly Achievement Results (MARs) are now available on the BankWeb allowing associates and supervisors to review all current specifics. Information is also available for each banking center and for each region. A MAR for every teller will soon be added. Moreover, the MAR format has the capability of being expanded to include other sales associates in other areas of the Bank. MARs are used to coach and encourage selling efforts by providing a complete overview as to the status of goal achievement.

Additionally, CAP has contributed to an overall understanding of the importance of cross selling. In August 2001, the average associate cross sell was 2.23. In December 2002, the average associate cross sell was 2.65. In August 2001, the average banking center cross sell was 2.10. In December 2002, the average banking center cross sell was 2.62.

As part of the concerted effort to increase cross selling, CAP also embraced an initiative developed to focus on the objective of converting existing single-account clients into dual or multi-account clients.

Specifically: a large number of single-account clients were identified representing a large share of all current retail business. Most of those clients had done business with Second National Bank for some time. We applied our current technology, extensive training, sales skills, and diverse products to increase the retail cross sell ratio within this group of single-account clients.

Within the span of nine months, this initiative resulted in 1,200 clients being cross-sold into multiple relationships. As the overall program grows and expands, the single-account list will be further defined so-as to match clients with probable best cross sell products.

As CAP becomes firmly established in the banking centers, throughout the retail side of the business, the program will then be evaluated with an eye toward broadening it into other areas including Private Banking, Wealth Management and Mortgage Lending.

Mortgage
Mortgage includes mortgage banking activities, including the ownership, origination, sale and servicing of mortgages.

Our mortgage banking department underwrites and originates a wide range of mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales typically generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and supplement our portfolio of serviced loans which generate fee income. We originated over $920 million of loans in 2002 and serviced $1.32 billion in mortgage loans for others at December 31, 2002.

A Year of Phenomenal Growth in Mortgage Loans. Second National’s Mortgage Loan line of business has established for itself a very clear set of objectives. The strong commitment continues to be capitalizing on the profitability of mortgage loans with a sales culture focus while increasing fee generation; the sale of investment quality mortgages and enhanced technological resources.

•	In January 2001, Second National processed and closed 113 mortgage loans for approximately $12.7 million. In the record month of October 2002, the Bank processed and closed 1,137 loans for a total of $124.8 million for a 983% growth in less than 24 months. For the entire year of 2002, the Bank processed and closed 9,112 loans for a total of $935.3 million.

•	During the entire year of 1999, Second National sold $119 million in mortgage loans. For the entire year of 2002, the Bank sold $865 million with $146 million in the month of December alone.

•	In just four years, mortgage loans serviced for others have exploded from an annual figure of only $41 million to surpassing the $1 billion benchmark.

•	Second National’s mortgage loan servicing performance has earned the Bank the highest Tier 1 rating assigned by Freddie Mac. This, in turn, has created opportunities that have not before existed.

•	In 1999, the Bank had only 5 mortgage loan originators. Today there are a total of 75 persons taking mortgage loan applications; 15 do so as their sole job responsibility.

•	On the wholesale lending side of the mortgage business, the Bank has grown from approximately 10 correspondents to more than 200 highly qualified correspondents in a five state area.

•	In the past four years, the number of mortgage loans actively being serviced has risen from 2,000 to 18,500.

•	In less than five years, Second National Bank has gone from being a “me-too” mortgage lender to the leading mortgage loan institution in Trumbull County—and a major player in Ohio.

One of the most far-reaching advancements made at Second National during recent years has been the implementation of LoanQuest by MortgageFlex. This fact-based system enables us to commit loans to an investor as soon as the initial application is locked, minimizing the Bank’s mortgage interest rate risk. Our competitive rates have increased our volume to an all time record high. Moreover, such technological advancements have enabled loan applications to be channeled through a single system, broadening the number of authorized persons with access to origination procedures and contributing to speed, accuracy and the ability to handle high volume by electronically streamlining what used to be a time-consuming manual effort.

The benefits of technology are being felt in other ways as well. Second National has recently entered into a relationship with our primary mortgage loan investor FreddieMac and mortgagebot® a preferred FreddieMac vendor. Initially, a link on Second National’s Web site will permit originators to perform instant pre-approvals at the point-of-sale.

Operating Strategy
Reallocating our business mix to strengthen and stabilize our net interest margin. We are focused on restructuring both the asset and liability side of our balance sheet in order to increase our net interest margin and reduce net interest margin volatility. We are actively working to improve profitability by generating more core deposits in order to reduce our cost of funds. To achieve this goal, we have launched a new product line of personal and business deposit accounts including many new and innovative products, allocated more funding to advertising, and introduced employee incentives focused on core deposit growth. During 2002, the number of demand deposit, NOW and MMDA accounts increased at an annualized rate of 5.3%. On the asset side, we intend to return to a more traditional commercial bank mix, which had been impacted by our acquisition of a large thrift in 1998. We are focused on making our loan portfolio more balanced. The approximate loan distribution at December 31, 2002 was 38.8% of total loans were residential real estate, 33.11% were commercial real estate, 13.36% were commercial and 14.72% were consumer. Our goal is to achieve a mix of approximately 25% in each category.

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

Improving efficiency. We are committed to improving our efficiency; including implementing disciplined cost controls and aligning management incentives with corporate goals. We are focused on streamlining, reorganizing and re-examining our policies, processes and procedures. We believe we will be able to reduce personnel costs through attrition and still maintain our high level of customer service, due in part to the accountability and responsibility focus enabled by our new financial information system. Although on a GAAP basis there was a slight increase in our efficiency ratio in 2002, on a non-GAAP basis, excluding the banking center reconfiguration and merger costs, the efficiency ratio improved from 58.4% in 2001 to 58.1% in 2002.

Creating a culture focused on building strong, profitable customer relationships. Our business depends on increased relationship building in our northeast and east-central Ohio service area where we do all of our banking business. We believe one of our key competitive edges is that our size allows us to offer a full range of competitive products and services typically offered by regional banks while, at the same time, allowing us the ability to establish the closer customer relationships of a community bank. We focus on a decentralized decision making structure which delegates increased authority to the employees located in our 35 retail banking centers. This approach enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs.

Increasing emphasis on fee income. In order to diversify our revenues, we are committed to movement toward greater fee income through enhancement and extension of our financial services. Our mortgage banking business and our wealth management department should contribute to fee income growth through market expansion of our mortgage originations and increased sales of services. In addition, we intend to increase fee income through the growth of our private banking business and our investment center, which provides a wide variety of mutual funds, annuities, stocks, bonds and insurance products. Non-interest income represented 28.8% of total revenues during 2002 compared to 27.3% for the same period last year.

Expansion Strategy
We have been committed to controlled expansion since 1988 by focusing on strengthening market share in our existing communities and expanding into new markets, many of them in high growth areas with strong demographics. During this period, we have expanded our coverage area from one county served by nine retail banking centers to our current nine counties covered by 35 retail banking centers. In the process, we have grown from less than $300 million in assets in 1988 to $1.9 billion at December 31, 2002, specifically through our 1998 acquisitions of two financial institutions, The Trumbull Savings and Loan Company also headquartered in Warren and Enterprise Bank located in the dynamic suburban Cleveland market. We acquired Commerce Exchange Bank in 2001 to add to our presence in the Cuyahoga County/Cleveland market. Also, in 2002, we acquired Stouffer-Herzog, a leading provider of life, health, property and casualty insurance products in Ashtabula County, Ohio.

In the future, we intend to explore and consider de novo branching opportunities and potential acquisitions of community banks, thrifts and other financial service businesses. We will focus on acquiring institutions, which are accretive to our earnings per share. Our de novo branching strategy will focus primarily on high growth areas with strong market demographics in which we have the potential to grow market share.

Acquisition of Stouffer-Herzog. During the third quarter 2002, Second Bancorp completed a stock-for-stock acquisition of Stouffer-Herzog Insurance Agency, Inc. and Stouffer-Herzog Financial Services Agency, Inc., the leading provider of life, health, property and casualty insurance products in Ashtabula County, Ohio. Stouffer-Herzog had total assets of $1.0 million and shareholders’ equity of $283,000 at the acquisition date. We paid $1.98 million through the issuance of common stock to the shareholders of Stouffer-Herzog for all the outstanding shares of Stouffer-Herzog common stock. Stouffer-Herzog will operate as a Second Bancorp subsidiary and an affiliate of Second National Bank. Stouffer-Herzog provides a proven track record of successful operations with solid management and insurance professionals already in place and performing. Moreover, Stouffer-Herzog has a strong reputation for integrity and community commitment and benefits from long-standing relationships with high quality insurance carriers. As an affiliate of Second National Bank, the capabilities of Stouffer-Herzog will provide direct benefits to Second National clients who will have access to a diverse array of insurance products and financial services at highly competitive prices.

Additional Business Strategies
Wealth Management...An Evolution of Traditional and New Capabilities. An important evolution is taking place at Second National Bank. Our business line previously identified as the Trust Department is now known as Wealth Management.

Why the name change? Because many persons perceive “Trust” as being limited to planning estates and administering probate.

What exactly is Wealth Management? The mission of Wealth Management is to build and maintain long-term relationships by coordinating trust, private banking and investment expertise to protect, manage, and grow the assets of individual and business clients. Wealth Management is not simply a name change. It is a new way of doing business in response to changing client needs.

Wealth Management integrates traditional trust products and services with the financial specialization capabilities of private banking plus opportunity guidance provided by our Investment Center. Specifically:

Personal Wealth Management services to individual clients of Second National Bank include:

•	Comprehensive planning to establish and realize financial goals.

•	Safeguarding and managing the growth of lifetime assets.

•	Accommodating the needs of a financially sound retirement.

•	Distributing assets in strict accordance with the wishes of each client as governed by the trust or will created through careful estate planning.

Wealth Management services for both small and large business clients of Second National Bank include:

•	Beneficial asset management

•	Investment strategies

•	Design, implementation and administration of profit sharing, retirement, pension and other employee benefit plans.

Acting as an agent on behalf of either individual or business clients, Second National Bank Wealth Management is prepared to accept partial or full responsibility for managing investments through proven avenues of opportunity. The goal is to build an investment program utilizing a combination of investment vehicles to achieve agreed upon goals.

Some components of Wealth Management capabilities are designed for executives, business owners, professionals and others whose financial service requirements extend beyond the scope of most bank clients. For those with complex financial needs, our Private Banking Program offers individualized attention, a high level of service and specialized banking instruments.

Successful asset and investment management is possible only with the knowledge that each client has unique needs and objectives. Positive relationships established through Wealth Management will be built and will mature on the basis of superior service and results. A high level of personalized service will ensure that clients have direct access to key decision-making professionals within Second National Bank’s Wealth Management business line structure.

Community Development Banking Becomes a Line of Business as Community Reinvestment Continues to Make Significant Progress. Second National’s primary community development strategy is to provide financing for affordable housing. Going forward, we plan to specifically enhance our home ownership and mortgage lending activities in urban markets. To facilitate that objective, Community Development

Banking will evolve into a distinct line of business demonstrating a strong and increasing commitment to better serving the credit needs of our communities. During 2003, we will expand our community mortgage originators from one originator to three, housed in Mahoning, Trumbull and Summit Counties. Those originators will specifically originate residential mortgage loans for low- and moderate-income families as well as provide educational programs and financial literacy counseling to potential homebuyers.

Second National’s commitment to community development efforts through loans, investments and services continued to strengthen during 2002. Providing affordable housing opportunities for our host communities was a priority as indicated by more than $14 million in community development loans. We have also issued financing commitments totaling more than $12 million in community development affordable housing projects slated for 2003.

Among the specific projects funded for our clients during 2002:

•	Construction of a 40 unit affordable housing project in Mahoning County.

•	Construction of a 30,000 square foot expansion of a church facility in Mahoning County.

•	Construction of an 18,000 square foot community center in Trumbull County.

•	Acquisition financing for nursing homes in Summit, Holmes and Franklin Counties.

•	Improvements to a community educational center in Trumbull County.

•	Expansion of an economic development corporation in Ashtabula County.

Our commitment to our communities was also reflected in financial support of organizations that provide community services. During 2002 Second National Bank made investments and commitments totaling more than $1.1 million to help create affordable housing, new jobs, and other economic development opportunities in our market areas. Contributions of time and talent have also been a hallmark of Second National’s community involvement commitment. Bank officers and associates participated in numerous community events including minority business trade fairs, entrepreneurial programs, financial literacy programs, home buyer seminars, Community Days of Caring with United Way, economic opportunity mixers and small business workshops.

Survey Shows Improvements in Second National Service Quality. Extensive surveying of Second National clients was conducted during 2002 to determine if new account service quality, as well as teller service quality, improved from the year 2000 to 2002. A total of 261 client interviews were conducted specific to teller performance and 144 related to personal bankers.

In seven of nine categories profiling personal bankers, clients thought that Second National had improved or maintained its levels of service quality. 11 of 17 questions received a similar positive response when posed to clients regarding service quality performance of tellers.

An impressive 99% of clients interviewed stated that they would recommend a friend to Second National...up from 95% in 2000. 93% of those interviewed said they would recommend us to a friend based on teller service quality.

A New Relationship-Building Program Focuses on “Making Things Right. Our first priority for successful client relationship building is: “Do it right the first time.” Although we are proud of our success rate in properly serving our clientele, it is a fact of life that mistakes will occur. Now, in addition to our commitment to avoiding such mistakes, Second National Bank has introduced the innovative Uh-oh! Better Banking Programsm.

Simply defined, Uh-oh! promises our clients: “If we make a mistake, we’ll fix your problem quickly...plus we’ll give you $5 for the inconvenience!”

Examples of how and when the program might be applicable:

•	If a client waits more than 10 minutes in a teller line.

•	If a client does not receive a “thank you” after a visit or phone call.

•	If there is a printing error on a client’s checks.

•	If an error is made on a statement — checking, savings or money market account, home equity or personal line of credit, trust, or commercial loan.

•	If a client who calls the Bank before 3:00 p.m. does not receive a return call that same day.

Uh-oh! is our way of ensuring that we have “made things right” in our commitment to build and grow successful long-term client relationships.

The People Making Banking Better® Our commitment to hiring, training and maintaining world-class human resources was underscored by a myriad of effective training opportunities developed and coordinated by the Retail Staff Development Group. In total, 220 training sessions were held in 2002 versus 103 the previous year, encompassing 1,221 participating associates versus 934 during 2001.

The Retail Staff Development area provides education to all Second National banking centers including the Call Center and Private Banking associates. The Consumer Lending Department has also taken advantage of specific sessions, as have several non-retail departments throughout the Bank.

The high quality of individuals at Second National continues to also be evident outside the working place as numerous associates give freely of their time to civic and charitable organizations, events and causes.

Operational Actions Continue to Contribute to Efficiency. Second National’s Operations Division is charged with the ongoing task of identifying and implementing new technology that is not only of functional value to our organization, but truly provides a balance of effectiveness and efficiency as a means of remaining competitive in a quickly moving business world. Among the many achievements for 2002:

•	Implementation of a Customer Relationship Management (CRM) system through the Bank’s Intranet module enabling users to identify a more complete profile of a client’s total relationship with Second National. That includes CRM data from the Investment Center, Wealth Management, Credit Card and Online Banking.

•	Migration of all consumer and mortgage loan payments to an automated environment.

•	Launch of Second National Bank’s Intranet: BankWeb. Available to all associates this includes a searchable internal phone directory, access to a forms library, two in-house applications linking information from sales associates to the Operations Department, links to authorized sites such as the Federated 401(k), United Healthcare, secondnationalbank.com, a 401(k) wizard, and Second National’s online banking module.

•	A system upgrade replacing our current conventional proof process increasing throughput in the proof area by as much as 65%.

•	Methodology for helping to ensure that client records are clean, current, and are not duplicated throughout our data system.

•	Enhancements to our Advanced Financial Solutions software enabling automatic corrections on rejects on items captured by the image system through our sorters.

Second Bancorp, Inc. Rates High in Plain Dealer Ranking of Ohio Businesses. Early in 2002, Second Bancorp, Inc. once again achieved prominence in The Plain Dealer 100, an annual ranking of Ohio companies. Second Bancorp ranked 64th among Ohio’s leading companies.

Market Area
Second National’s primary market area consists of Trumbull, Ashtabula, Portage, Jefferson, Mahoning, Summit, Medina, Stark and Cuyahoga counties in the northeast and east-central portions of Ohio, to the east and south of the Cleveland metropolitan area. The market area’s economy is heavily influenced by the manufacturing sector with an emphasis on steel, auto manufacturing and a variety of related and smaller industries. The area has benefited from an extensive transportation system comprised mainly of railroad and trucking systems.

Competition
There is significant competition in the financial services industry in northeast Ohio among commercial banks. As a result of deregulation of the financial services industry, Second Bancorp also competes with other providers of financial services such as savings and loan associations, credit unions, commercial finance companies, brokerage and securities firms, insurance companies, commercial finance and leasing companies and the mutual fund industry. Some of Second Bancorp’s competitors, including certain regional bank holding companies, which have operations in Second Bancorp’s market area, have substantially greater resources than Second Bancorp, and as such, may have higher lending limits and may offer other services not available through Second National. Second Bancorp also faces significant competition, particularly with respect to interest rates paid on deposit accounts, from well-capitalized local thrift institutions. Second National competes on the basis of rates of interest charged on loans, the rates of interest paid on funds, the availability of services and responsiveness to the needs of its customers.

Regulation
Second Bancorp is a one bank financial holding company and is regulated by the Federal Reserve Bank (the “FRB”). Second National is a national bank and is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Dramatic changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and Second Bancorp’s capital position as of December 31, 2002 and 2001 are presented in footnote 17 of Item 8; Financial Statements and Supplementary Data and is hereby incorporated by reference.

Second Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997. Among the states where Second Bancorp may acquire banks are Ohio, Michigan, Indiana, West Virginia and Pennsylvania. The Act restricts non-banking activities to those, which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Act also regulates transactions between Second Bancorp and Second National and generally prohibits tie-ins between credit and other products and services.

Second National is subject to regulation under the National Banking Act and is periodically examined by the OCC and is subject, as a member bank, to the rules and regulations of the FRB. Second National is an insured institution and member of the Bank Insurance Fund (“BIF”) and also has approximately $429 million in deposits acquired through acquisitions of savings and loan institutions that are insured through the Savings Association Insurance Fund (“SAIF”). As such, Second National is also subject to regulation by the FDIC. Establishment of branches is subject to approval of the OCC and geographic limits established by state law.

Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Act (the “GLB Act”) established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers through the creation of a “financial holding company” entity. Bank holding companies that elect to become financial holding companies have the ability to expand their activities from those historically permissible for bank holding companies and engage in activities that are financial in nature or complementary to financial activities, including securities and insurance activities, sponsoring mutual funds and investment companies and merchant banking. Financial holding companies are also permitted to acquire, without regulatory approval, a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are deemed financial in nature by the Federal Reserve Board.

In order to become a financial holding company, a bank holding company must file a declaration with the Federal Reserve Bank indicating its desire to become a financial holding company. In addition, all subsidiary banks of the bank holding company must be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act. Failure to maintain the “well-capitalized” standard or the other criteria for a financial holding company may result in requirements to correct the deficiency or limit activities to those allowed bank holding companies.

In 2000, Second Bancorp elected to become a financial holding company.

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

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. FDICIA established five capital tiers: “well capitalized”; “adequately capitalized”; “undercapitalized”; “significantly undercapitalized”; and “critically undercapitalized” and imposes significant restrictions on the operations of a depository institution that is not in either of the first two of such categories. A depository institution’s capital tier will depend upon the relationship of its capital to various capital measures. A depository institution will be deemed to be “well capitalized” if it significantly exceeds the minimum level required by regulation for each relevant capital measure, “adequately capitalized” if it meets each such measure, “undercapitalized” if it is marginally below any such measure, “significantly undercapitalized” if it is significantly below any such measure and “critically undercapitalized” if it fails to meet any critical capital level set forth in regulations. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

Under regulations adopted under these provisions, for a depository institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For a depository institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, a depository institution will be deemed to be undercapitalized if the depository institution has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage ratio of less than 4% (or in some cases 3%). A depository institution will be deemed to be significantly undercapitalized if the depository institution has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a Tier I leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

Based upon its respective level of deposits at December 31, 2002, the projected BIF and SAIF assessments for Second National for 2003 will be approximately $211,000.

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

Environmental Regulations
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effect on our capital expenditures, earnings or competitive position.

Recent Legislation
On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file reports with the SEC under the Exchange Act. Further, the Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive role in implementing rules relating to many of the Sarbanes-Oxley Act’s new requirements, the final scope of these requirements remains to be determined.

The Sarbanes-Oxley Act addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding loans by insured depository institutions the are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and director; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

Employees
The number of full time equivalent employees of Second Bancorp as of December 31, 2002 was approximately 589. Second Bancorp considers its employee relations to be good. None of the employees are covered by a collective bargaining agreement.

Web Site Access to United States Securities and Exchange Commission Filings
All reports filed electronically by Second Bancorp Incorporated with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q and current event reports in Form 8-K, as well as any amendments to those reports, are accessible at no cost through the Corporation’s Web site at secondnationalbank.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

Item 2. PROPERTIES

Second Bancorp’s executive offices are located at Second National’s main office building in Warren, Ohio, which is leased by Second National under a long-term triple net lease agreement with a term, including optional renewals, expiring on October 31, 2029. Second National has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time. Second National owns 10 of its banking center locations and one administrative building, while Second National’s 25 other banking center locations are leased under lease and sublease agreements with remaining terms of 1 to 20 years. Second National also has leases for two loan production offices for one year and office space with a remaining lease term of four years.

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

Item 4 A IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names, ages and business experience for the last five years of each of the executive officers of the Corporation. Each executive officer of the Corporation is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

			Year
Name	Age	Position and Experience	Appointed

R. L. (Rick) Blossom	55	Chairman, President, Chief Executive Officer and Director of Second Bancorp and Chairman, President, Chief Executive Officer and Director of Second National. Former Chief Executive Officer and Director of First National Bank of Southwestern Ohio and Senior Vice President and Chief Lending Officer of First Financial Bancorp.	1999

David L. Kellerman	45	Treasurer of Second Bancorp and Executive Vice President, Chief Financial Officer and Director of Second National.	1987

Christopher Stanitz	54	Executive Vice President and Secretary of Second Bancorp and Senior Vice President of Second National.	1992

Thomas W. Allen	58	Executive Officer of Second Bancorp and Senior Vice President of Second National, previously Senior Vice President and Senior Fiduciary Officer for Northern Indiana for Key Trust Company of Indiana (1997 to 2000).	2000

Diane C. Bastic	59	Executive Officer of Second Bancorp and Senior Vice President of Second National.	1985

John L. Falatok	45	Executive Officer of Second Bancorp and Senior Vice President of Second National. Previously Vice President of Second National.	2000

Myron Filarski	54	Executive Officer of Second Bancorp and Senior Vice President of Second National. Former President for Signal Mortgage (1998-99).	1999

Darryl E. Mast	52	Executive Officer of Second Bancorp and Senior Vice President of Second National.	1986

Terry L. Myers	54	Executive Officer of Second Bancorp and Senior Vice President of Second National.	1986

PART II.

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Second Bancorp’s Common Stock trades on The NASDAQ National Market tier of The NASDAQ Stock Market under the trading symbol SECD. As of February 21, 2003, the number of shareholders of record of the Common Stock totaled 2,526. The detail of stock prices and dividend payments are incorporated herein by reference from Item 7; Management’s Discussion and Analysis of Financial Condition and Results of Operations. Dividend restrictions are detailed in footnote 17 of Item 8; Second Bancorp’s Financial Statements and Supplementary Data are incorporated herein by reference.

Equity Compensation Plan information is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held April 17, 2003 (the “Proxy Statement”). Such Proxy Statement has been filed with the Securities and Exchange Commission on March 5, 2003.

The subsidiary Second Bancorp Capital Trust I’s Corporation-obligated mandatorily redeemable capital securities (“Trust Preferred Securities”) also trade on The NASDAQ National Market under the trading symbol SECDP. The securities began trading September 28, 2001 and in 2001 traded to a high of $11.25, and a low of $10.10 and closed at $11.00 on December 31, 2001. In 2002, the securities traded to a high of $11.60, a low of $9.985 and closed at $10.63 on December 31, 2002.

Item 6. SELECTED FINANCIAL DATA

(Dollars in thousands except per share data or as otherwise indicated)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	Three Months Ended

2002	March 31	June 30	September 30	December 31

Interest income	$27,023	$27,104	$26,834	$26,311
Interest expense	12,866	12,701	12,880	12,365
Net interest income	14,157	14,403	13,954	13,946
Provision for loan losses	933	1,303	1,573	2,350
Other income	5,157	4,053	6,329	7,314
Net security (losses) gains	(193)	—	832	(67)
Merger-related costs	—	—	124	10
Banking center reconfiguration	—	—	—	2,096
Other expenses	11,797	11,283	11,717	12,469
Income before federal income taxes	6,391	5,870	7,701	4,268
Federal income taxes	1,708	1,517	2,165	840
Net income	4,683	4,353	5,536	3,428
Earnings per common share:
Basic	$0.47	$0.44	$0.56	$0.35
Diluted	0.47	0.43	0.55	0.34

2001	March 31	June 30	September 30	December 31

Interest income	$28,478	$28,405	$27,880	$27,794
Interest expense	16,652	16,107	15,407	14,291
Net interest income	11,916	12,298	12,473	13,503
Provision for loan losses	761	1,342	988	1,627
Other income	4,030	4,643	4,368	5,845
Net security gains (losses)	529	(12)	123	2
Merger-related costs	—	—	—	305
Other expenses	10,051	9,805	10,082	11,696
Income before federal income taxes	5,663	5,782	5,894	5,722
Federal income taxes	1,475	1,524	1,493	1,388
Net income before cumulative effect of accounting change	4,188	4,258	4,401	4,334
Cumulative effect of accounting change – SFAS No. 133	(101)	—	—	—
Net income	4,087	4,258	4,401	4,334
Earnings per common share: (1)
Basic–before cumulative effect of accounting change	$0.42	$0.42	$0.44	$0.43
Diluted–before cumulative effect of accounting change	0.41	0.42	0.44	0.43
Basic	0.42	0.42	0.43	0.43
Diluted	0.41	0.42	0.43	0.43

(1)	The sum of the four quarters of earnings per share might not equal the total earnings per share for the full year due to rounding.

This Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

For the Years Ended December 31

Selected Financial Data	2002	2001	2000	1999	1998

Results of Operations:
Interest income	$107,272	$112,557	$116,298	$104,582	$106,997
Interest expense	50,812	62,367	66,921	55,310	55,888

Net interest income	56,460	50,190	49,377	49,272	51,109
Provision for loan losses	6,159	4,718	7,129	3,195	10,579
Other income	23,425	19,528	8,275	14,792	12,754
Other expense	49,496	41,939	44,213	39,330	46,248

Income before federal income taxes	24,230	23,061	6,310	21,539	7,036
Federal income tax expense	6,230	5,880	176	5,361	1,403

Net income before cumulative effect of accounting change	$18,000	$17,181	$6,134	$16,178	$5,633

Cumulative effect of accounting change-SFAS No.133	—	(101)	—	—	—

Net income	$18,000	$17,080	$6,134	$16,178	$5,633

Per Common Share Data: (1)
Basic earnings before cumulative effect of accounting change	N/A	$1.72	N/A	N/A	N/A
Diluted earnings before cumulative effect of accounting change	N/A	1.70	N/A	N/A	N/A
Basic earnings	$1.82	1.71	$0.60	$1.52	$0.53
Diluted earnings	1.79	1.69	0.60	1.51	0.52
Cash dividends	0.72	0.68	0.64	0.56	0.48
Book value, December 31	13.97	12.90	11.65	11.12	11.53
Market value, December 31	26.50	21.61	14.50	22.38	22.25
Weighted-average shares outstanding (1)
Basic	9,905,832	10,013,068	10,247,025	10,635,852	10,655,597
Diluted	10,040,001	10,080,005	10,271,548	10,698,717	10,742,622
Shares outstanding at year-end (1)	9,762,254	9,949,316	10,057,110	10,458,450	10,688,450
Balance Sheet Data:
As of December 31:
Total assets	$1,894,775	$1,680,356	$1,546,290	$1,537,278	$1,430,233
Loans, net of allowance for loan losses	1,150,196	1,105,197	1,054,872	1,060,493	960,114
Deposits	1,195,112	1,123,131	1,036,135	1,097,589	1,102,590
Shareholders’ equity	136,334	128,299	117,197	116,347	123,273
Averages:
Total assets	1,754,156	1,595,968	1,584,016	1,498,946	1,464,803
Earning assets	1,642,907	1,502,164	1,488,334	1,405,195	1,386,894
Loans	1,121,777	1,078,196	1,107,948	1,005,998	938,408
Deposits	1,159,350	1,070,439	1,091,441	1,092,260	1,086,074
Shareholders’ equity	134,178	124,773	114,652	121,369	126,748
Ratios:
Return on average assets	1.03%	1.09%	0.39%	1.08%	0.38%
Return on average common shareholders’ equity	13.42	13.93	5.35	13.33	4.44
Net interest margin	3.56	3.49	3.46	3.68	3.84
Efficiency ratio	60.81	58.35	70.67	59.45	70.11
Dividend pay-out	39.53	39.80	106.26	36.68	91.53
Average loans to average deposits	96.76	100.72	101.51	92.10	86.40
Allowance for loan losses as a percent of loans	1.51	1.49	1.42	1.04	1.11
Net charge-offs as a percent of average loans	0.47	0.47	0.28	0.27	0.92
Non-performing loans to total loans	1.64	0.94	0.75	0.55	0.71
Allowance for loans losses to non-performing loans	92	158	191	188	155
Equity to assets	7.17	7.64	7.58	7.57	8.62
Tier I leverage ratio	7.68	8.22	7.47	8.15	8.65

(1)	Prior period amounts have been restated for stock splits and pooling-of-interests transactions.

The table below details non-GAAP operating results, including the non-GAAP adjustments to GAAP income for the five years ended December 31:

Selected Financial Data – Non-GAAP Operating Results

Reconciliation of GAAP vs. non-GAAP results of
operations	2002	2001	2000	1999	1998

Net income	$18,000	$17,080	$6,134	$16,178	$5,633
Adjustments to GAAP to reflect non-GAAP operating results:
Add non-recurring costs:
Merger costs	134	305	—	—	6,657
Banking center reconfiguration	2,096	—	—	—	—
Restructuring costs:
Interest income-deferred costs on sold mortgages	—	—	652	—	—
Provision for loan losses	—	—	4,100	—	—
Loss on sale of loans	—	—	3,711	—	—
Loss on sale of securities	—	—	2,808	—	—
Other expenses	—	—	2,609	—	—

Total adjustments	2,230	305	13,880	—	6,657
Federal income tax expense	781	107	4,858	—	1,660
Add: Cumulative effect of accounting change, net of tax	—	101	—	—	—

Net income	$19,449	$17,379	$15,156	$16,178	$10,630

Non-GAAP results of operations:
Interest income	$107,272	$112,557	$116,950	$104,582	$106,997
Interest expense	50,812	62,367	66,921	55,310	55,888

Net interest income	56,460	50,190	50,029	49,272	51,109
Provision for loan losses	6,159	4,718	3,029	3,195	10,579
Other income	23,425	19,528	14,794	14,792	12,754
Other expense	47,266	41,634	41,604	39,330	39,591
Income before federal income taxes	26,460	23,366	20,190	21,539	13,693
Federal income tax expense	7,011	5,987	5,034	5,361	3,063

Net income	$19,449	$17,379	$15,156	$16,178	$10,630

Non-GAAP ratios:
Return of average assets	1.11%	1.09%	0.96%	1.08%	0.73%
Return on average common shareholders’ equity	14.49	13.93	13.22	13.33	8.39
Net interest margin	3.56	3.49	3.51	3.68	3.84
Efficiency ratio	58.07	58.35	62.17	59.45	60.95

Prior period amounts have been restated for stock splits and pooling-of-interests transactions.

The Corporation analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on a non-GAAP operating basis, referred to in this analysis as “non-GAAP operating results” or “non-GAAP operating earnings”. Operating earnings and related discussions are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, the Corporation’s core financial results excluding the nonrecurring effects of discrete activities and events. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Banking center reconfiguration charges, restructuring charges, merger-related costs and cumulative effect of accounting change excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands except per share data or as otherwise indicated)

Forward Looking Statements
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

Results of Operations
Net income for 2002 totaled $18,000 and represents a $920, or a 5.4% increase over net income for 2001. Net income in 2002 was impacted by a $2,096 expense for the execution of a banking center reconfiguration strategy. The strategy is designed to improve the overall growth potential and profitability of the retail banking center network. Included in the reconfiguration is the sale of two banking centers in the most remote County, the closure of two facilities, the consolidation of four facilities into two larger, more accessible facilities, the relocation of two facilities to larger, more accessible locations and the de novo opening of a new banking center in a new market. Net income in 2002 and 2001 were minimally impacted by $134 and $305, respectively in pre-tax merger costs. The 2002 merger-related costs were related to the acquisition of Stouffer-Herzog Insurance Agency, which is the first or foundation agency acquired in a plan to have a regional insurance entity throughout the Corporation’s market area. The 2001 merger-related costs were associated with the acquisition of Commerce Exchange Corporation (“Commerce”). The acquisition of Commerce gives the Corporation further access to the attractive commercial lending market in the suburban Cleveland market.

Also prominent amongst the factors positively impacting 2002 and 2001 earnings were the higher levels of mortgage banking activities, including the origination and sale of mortgages into the secondary market. Over $920 million and nearly $600 million in mortgage loans were originated in 2002 and 2001, respectively. Nearly $865 and $520 million in residential mortgage loans were sold in 2002 and 2001, respectively, generating $10.5 and $5.4 million in gains during those same periods. Also prominent in 2001 was the magnitude of interest rate changes induced by the Federal Reserve Bank. Despite 11 downward rate movements in 2001, the Corporation’s net interest margin was able to improve by three basis points over 2000’s level and steadily improved during the course of the year. The improvement was due to an increase in commercial loan balances. The continuation of low interest rates throughout 2002 began placing downward pressure on the net interest margin in the second half of the year, however the margin improved by seven basis points over the prior year.

In 2000, a balance sheet restructuring was executed. It was designed to improve balance sheet flexibility and liquidity, reduce the earnings drag caused by the large mortgage loan portfolio and improve the net interest margin. The after-tax impact of the restructuring totaled $9,022. Included in the restructuring was an additional $4.1 million in provision for loan losses. The increased provision resulted from a specific analysis of commercial credits and reflects current management’s philosophy of loan analysis. Additionally, $2.8 million in security losses were realized as the Corporation repositioned the security portfolio and improved overall earning performance. An additional $4.4 million in losses were realized on the disposition of $130 million in low yielding, fixed rate mortgage loans. The effect of the sale was to minimally shrink the Corporation’s balance sheet and reduce exposure to higher cost Federal Home Loan advances. Net income in 2000 was $6,134. Excluding the restructuring charges, net income in 2000 was $15,156.

The Corporation’s return on average assets (“ROA”) was 1.03%, 1.09% and 0.39% for 2002, 2001 and 2000, respectively. The total shareholders’ return on average equity (“ROE”) was 13.42%, 13.93% and 5.35% in 2002, 2001 and 2000, respectively.

Diluted earnings per share were $1.79, $1.69 and $0.60 in 2002, 2001 and 2000, respectively. The market value of the Corporation’s common stock, trading under the NASDAQ symbol of SECD, rebounded from its 2000 lows and increased to $21.61 per share at the end of 2001 and $26.50 at the end of 2002. The stock price at year-end 2002 represents a price of 189% of book value, up significantly from 168% and 124% at the end of 2001 and 2000, respectively. The price/earnings ratio for the stock at year-end 2002 (based on the trailing twelve months earnings) was 14.8X. Dividends declared in 2002 totaled $0.72 per share compared to $0.68 per share the prior year.

Revenue continues to be provided primarily from interest and fees on loans, which totaled $80,593, $86,723 and $91,833 in 2002, 2001 and 2000, respectively. This represents 62%, 66% and 74% of total revenues for those years. The increase in 2000 was due to the restructuring activities, which resulted in lower non-interest income for the year. Interest income on securities is also a major source of revenue, contributing 20%, 19% and 19% of revenues in 2002, 2001 and 2000, respectively. The Corporation is making steady improvement in diversifying its revenue source away from net interest income, primarily through strength in mortgage banking and deposit service charge activities. Non-interest income (exclusive of securities gains and losses and restructuring losses) has increased as a percent of net revenues (net interest income plus non-interest income) from 22% and 27% in 2000 and 2001, respectively to 29% in 2002.

On a non-GAAP operating basis, which excludes non-recurring items including merger-related costs in 2002, merger-related costs and cumulative effect of accounting change in 2001 and restructuring activities in 2000, net income was $19,449 in 2002, or 12% greater than the $17,379 earned in 2001. Operating earnings for 2000 were 15,156. Operating performance measures were 1.11%, 1.09% and 0.96% for ROA, while ROE was 14.49%, 13.93% and 13.22% for 2002, 2001 and 2000, respectively. The operating efficiency ratio was 58.07% in 2002 versus 58.36% in 2001 and 62.17% in 2000. Operating diluted earnings per share were $1.94, $1.72 and $1.48 for those same periods.

Net Interest Income
Net interest income improved by 12.5% in 2002 as compared to 2001 and totaled $56,460. The improvement was generated by a 9.4% increase in average earning assets and a seven basis point improvement in the net interest margin. While the margin improved to 3.56% in 2002, the continuation of a low interest rate environment has placed downward pressure on the net interest margin. The net interest margin for the fourth quarter of 2002 was 3.38% compared to 3.72% for the first quarter of the year.

During 2001, the net interest income on a fully taxable equivalent (FTE) basis improved to $52,467 in 2001 due both to a slight improvement in the net interest margin and an increase in average earning assets. The net interest margin reached 3.49% in 2001 and improved as the quarters progressed. The rapid succession of rate reductions initiated by the Federal Reserve Bank muted the potential improvement in the net interest margin during 2001 as the Corporation is in a positive interest rate gap position in a one month time frame and in a negative interest rate gap position in a three month time frame. Average earning assets were up only 1% in 2001 to $1,502,164 as average loans declined by $31 million primarily due to the sale of $130 million in real estate loans during the third quarter restructuring in 2000. Significantly impacting both net interest income and net interest margin were steadily increasing interest rates in 2000 resulting from the Federal Reserve Bank monetary tightening and an inverted yield curve environment. The yield on earning assets reached 7.96% in 2000, however, the cost of funds increased to 4.96%, holding the net interest margin to 3.46%.

The relationship between net interest income, FTE net interest income, earning assets and net interest margin for the past three years follows:

	2002	2001	2000

Net interest income – per financial statements	$56,460	$50,190	$49,377
Tax equivalent adjustment	2,083	2,277	2,175

Net interest income – FTE	$58,543	$52,467	$51,552

Average earning assets	$1,642,907	$1,502,164	$1,488,334
Net interest margin – FTE	3.56%	3.49%	3.46%

Net interest income can be analyzed through the use of the Yields Analysis table. The table shows a three-year comparison of the average balance of interest earning assets and interest bearing liabilities along with interest and yields associated with them.

Yields Analysis

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
Year Ended December 31	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest earning assets:
Taxable loans (1)(3)	$1,104,300	$79,671	7.21%	$1,058,506	$85,361	8.09%	$1,089,484	90,819	8.34%
Tax-exempt loans (2)	17,477	1,419	8.12	19,690	1,680	8.53	18,464	1,536	8.32
Taxable securities	387,343	22,648	5.85	324,209	21,614	6.67	308,084	20,970	6.81
Tax-exempt securities	65,284	4,532	6.94	68,520	4,826	7.04	66,866	4,862	7.27
Federal funds sold and other	68,503	1,085	1.58	31,239	1,083	3.47	5,436	286	5.26

Total interest earning assets	1,642,907	109,355	6.66	1,502,164	114,834	7.64	1,488,344	118,473	7.96
Non-interest earning assets	111,249			93,804			95,682

Total	$1,754,156			$1,595,968			$1,584,016

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Demand deposits-interest bearing	$101,222	869	0.86	$90,762	1,196	1.32	$86,818	1,290	1.49
Savings deposits	374,313	7,444	1.99	242,242	5,918	2.44	266,863	8,561	3.21
Time deposits	537,217	21,087	3.93	621,578	34,896	5.61	625,575	36,385	5.82
Federal funds purchased and securities sold under agreements to repurchase	136,041	2,499	1.84	116,131	3,904	3.36	118,070	5,540	4.69
Note payable	1,335	38	2.85	740	47	6.35	292	25	8.56
Other borrowed funds	1,726	42	2.43	2,240	90	4.02	2,532	172	6.79
Federal Home Loan Bank advances	279,998	15,900	5.70	263,719	15,567	5.90	248,648	14,948	6.01
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	30,528	2,933	9.61	7,765	749	9.65	—	—	—

Total interest bearing liabilities	1,461,380	50,812	3.48	1,345,177	62,367	4.64	1,348,798	66,921	4.96
Non-interest bearing liabilities:
Demand deposits	146,598			115,857			112,185
Accrued expenses and other liabilities	12,000			10,161			8,381

Other liabilities	158,598			126,018			120,566
Shareholders’ equity	134,178			124,773			114,652

Total	$1,754,156			$1,595,968			$1,584,016

Net interest earnings (FTE)		58,543			52,467			51,552
Taxable equivalent adjustment		2,083			2,277			2,175

Net interest income (per financial statements)		$56,460			$50,190			$49,377

Net yield on interest earning assets			3.56%			3.49%			3.46%

(1)	For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)	The tax-exempt income and yields are shown on a tax equivalent basis using the 35%, 35% and 34% marginal federal tax rates in effect during 2002, 2001 and 2000 respectively.

(3)	Loan fees are included in the interest reported for loans. Those fees amounted to $3,631, $2,835 and $2,326 in 2002, 2001 and 2000, respectively.

You can further analyze the change in net interest income by separating the volume and rate impact of the change.

The following table details the breakdown of the major categories affecting the change:

	2002 compared to 2001			2001 compared to 2000
Rate / Volume Analysis (1)	Due to Change in			Due to Change in

	Volume	Rate	Net	Volume	Rate	Net

Increase (decrease) in FTE interest income:
Taxable loans	$3,705	$(9,665)	$(5,960)	$(2,582)	$(2,606)	$(5,188)
Tax-exempt loans	(189)	(72)	(261)	102	42	144
Taxable securities	4,209	(3,175)	1,034	1,098	(454)	644
Tax-exempt securities	(228)	(66)	(294)	120	(156)	(36)
Federal funds sold	1,292	(1,290)	2	1,358	(561)	797

Total interest income	8,789	(14,268)	(5,479)	96	(3,735)	(3,639)
Interest (decrease) in interest expense:
Demand deposits – interest bearing	138	(465)	(327)	59	(153)	(94)
Savings deposits	3,227	(1,701)	1,526	(790)	(1,853)	(2,643)
Time deposits	(4,736)	(9,073)	(13,809)	(232)	(1,257)	(1,489)
Federal funds purchased and securities sold under agreements to repurchase	669	(2,074)	(1,405)	(91)	(1,545)	(1,636)
Note payable	38	(47)	(9)	38	(16)	22
Other borrowed funds	(21)	(27)	(48)	(20)	(62)	(82)
Federal Home Loan Bank advances	902	(569)	333	906	(287)	619
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	2,196	(12)	2,184	749	—	749

Total interest expense	2,413	(13,968)	(11,555)	619	(5,173)	(4,554)

Total effect on FTE net interest income	$6,376	$(300)	$6,076	$(523)	$1,438	$915

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The rate/volume analysis indicates that, on an FTE basis, the net interest income increase predominantly as a result of increased volume concentrated in both loans and securities, while rate changes had a nominally negative impact. In 2001, the improvement was attributable to improvement in the rate components, especially a decline in the cost of funding.

Provision For Loan Losses
The provision for loan losses totaled $6,159 during 2002, representing .55% of average loans. This exceeds the net charge-off rate of .47% of average loans in 2002 due to both the increase in the overall level of non-performing loans and the increase in average loan balances during the year. The allowance for loan losses represents 1.51% of loans at year-end 2002. The provision for loan losses totaled $4,718 in 2001 representing .44% of average loans. The provision was slightly less than net charge-offs, which were .47% of average loans primarily due to a decrease in outstanding indirect automobile loans, which tend to have a higher expected loss experience. With the allowance acquired from Commerce, the allowance for loan losses represents 1.49% of loans at year-end 2001. The provision for loan losses was $7,129 in 2000. Included in the third quarter 2000 restructuring activities was an additional $4.1 million in provision for loan losses which helped increase the reserve for loan losses to 1.42% of loans at year-end 2000. The increased provision resulted from a specific analysis of commercial credits and reflects Management’s philosophy of loan analysis based on the current economic environment. Excluding the third quarter additional provision, the provision would have been a more normalized .27% of loans.

Non-Interest Income
The Corporation was well positioned to take advantage of the dramatically lower market rates in 2002 and 2001. Mortgage loan originations increased significantly, totally over $920 million and nearly $600 million in 2002 and 2001, respectively. Secondary market activities were also very strong and sales of residential mortgage loans totaled over $860 million and $520 million during the past two years. Gains from sale of mortgages realized totaled $10.5 million and $5.4 million during the same two periods. Gains on the sale of SBA loans generated an additional $600 and $400 in gains during the same two years. Mortgage activities were significantly less in 2000 when interest rates were higher and the Corporation did not have the staff or infrastructure to generate a high volume of mortgages. The gain on the sale of securities totaled $592 in 2002 and was primarily attributable to shortening the duration of the securities portfolio. The gain on sale of securities totaled $642 in 2001 and represented gains realized on sales early in 2001 with the proceeds used to reinvest in longer-maturity, higher-rate securities. Total 2000 non-interest income was significantly impacted by the loan and security losses realized during the third quarter restructuring of $3,711 and $2,808, respectively. Absent the restructuring activity, non-interest income would have totaled $14,794.

Service charges on deposit accounts improved significantly in both 2002 and 2001, increasing by 9.8% and 20.3% during the two years. The increase was due to fee changes implemented in 2000 as well as a 5.5% increase in the number of non interest-bearing demand deposit accounts during 2001 and an additional 1.1% increase in 2002. Service charges on deposits totaled $5,823 in 2002, $5,302 in 2001 and $4,406 in 2000. Trust fees were lower in both 2002 and 2001 as the market value of assets declined in both years. Trust fees totaled $2,715 in 2002, $2,870 in 2001 and $3,898 in 2000. Management added several new experienced, sales-focused professionals to the Trust line of business in 2001 and have active plans for expanding wealth management business relationships throughout the Corporation’s market area.

Included in other operating income were valuation allowance charges for mortgage servicing rights. The valuation allowance charges totaled $2,984 in 2002, $810 in 2001 and $0 in 2000. Also included in other operating income was the amortization of mortgage servicing rights, which totaled $4,704 in 2002, $1,212 in 2001 and $765 in 2000.

Non-Interest Expense
Corporate expenses increased by 18% in 2002 and totaled $49,496. The increase included certain non-recurring expenses for merger-related activities and the banking center reconfiguration. Excluding those items, expenses would have totaled $47,266 and would have represented a 13.5% increase on a pro forma operating basis. The increase in costs was primarily attributable to an increase in salary and benefit costs. These cost increased due to a combination of factors including 1) a full year of expenses related to the Commerce acquisition and a partial year for the Stouffer-Herzog acquisition, 2) an increase in mortgage lending staff to facilitate the processing, underwriting, closing, sale and servicing of the increased volume of loans and 3) an increase in incentive payouts due to increased production activities. Salaries and benefits totaled $26,345 in 2002, $21,544 in 2001 and $20,817 in 2000. Expense control allowed for a 5% decline in costs from 2000 to 2001. On an operating basis, expenses were essentially flat between the two years. The two categories that realized increases in 2001, salaries and benefits and net occupancy, were held to 3% and 2% increases, respectively. Included in the 2000 expenses were professional service costs incurred to facilitate restructuring and reengineering activities. Also in 2000, equipment costs increased by 17% due to an increase in the investment into technology (both hardware and software designed to make the Corporation more efficient) and its related service contracts. The amortization of goodwill and other intangibles declined in both periods presented below due to the accelerated nature of the amortization. The adoption of SFAS No. 142 resulted in a $158 reduction in amortization expense for goodwill in 2002, however that reduction was offset by increased core deposit and customer list intangible amortization resulting from the Commerce and Stouffer-Herzog acquisitions. The following table details the percentage change in each non-interest expense category over the past three years:

Percentage Change	2002 over 2001	2001 over 2000

Salaries and benefits	22%	3%
Net occupancy	5	2
Equipment	—	(2)
Professional services	20	(49)
Assessment on deposits and other taxes	(9)	(8)
Amortization of goodwill & other intangibles	26	(32)
Other expenses	4	(13)

Income Taxes
The provision for income taxes was $6,230, $5,880 and $176 in 2002, 2001 and 2000, respectively. The effective tax rate for the Corporation was 25.7%, 25.5% and 2.8% during the same periods. The reduction in the effective tax rate in 2000 was due to the reduced net income due to restructuring activities. The Corporation utilizes tax-exempt loans and securities as well as bank owned life insurance and low-income housing tax credits to minimize the impact of taxes on earnings.

Balance Sheet
The balance sheet totaled nearly $1.9 billion as of December 31, 2002. This represents a 12.8% increase in period end footings. Average assets increased by 9.9% during 2002, led by a 119% increase in average temporary investments, a 15% increase in average securities and a 4% increase in average loans. The increase in securities and temporary investments was due to a build up in liquidity for the planned sale of two banking centers with approximately $90 million in deposits. The sale was closed after year-end. Period end deposit balances increased by 6.4% in 2002, with core deposits, which include both interest-bearing and non interest-bearing demand deposits and savings accounts, increasing by 30.7%. The shift in balances towards core funding is a function of both the low interest rate environment, which tends to create a demand for these funds in the market as well as the increased internal focus placed on core deposit generation and retention. One particular product that was successful in 2002 was a premium priced “Your Best Interest” MMDA account. The success of the product allowed savings balances to increase by 46.6% during 2002.

Average assets grew minimally (up .8%) in 2001 after increasing by 5.7% in 2000. The growth rate for 2001 was adversely affected by the bulk sale of $130 million in residential real estate loans in the third quarter of 2000 along with further declines in residential mortgage loans in 2001 due to advancing pre-payments and strong secondary market activities. Additional loan balance reductions occurred in indirect automobile loan balances. Underwriting standards were strengthened during the 2001 and new loan volume and outstanding balances declined as a result. Commercial loan growth reached 20.7% in 2001 and was aided by the acquisition of $93 million in loans from Commerce. In 2001, core deposit balances (both interest-bearing and non interest-bearing demand deposit and savings accounts) experienced strong growth, reflecting Management’s focus on improving the net interest margin and reducing reliance on higher cost funding. A re-energized deposit line-up, increased advertising, internal incentives and the Commerce acquisition combined to allow core deposit balances to increase by 18.8% over the course of 2001. Even excluding the Commerce acquisition, core deposits increased by 9.4%. The number of non interest-bearing demand deposit accounts increased by 5.5% (excluding acquired Commerce accounts) in 2001, allowing for a greater potential for increased fee income in future years. Also, a lower interest rate environment typically accompanies deposit movement to more liquid accounts. The improvement in these core deposit balances allowed the Corporation to de-emphasize as planned the higher cost time deposit balances as a source of funding. Time deposits increased by only .6% during 2001, however excluding the time deposits acquired from Commerce, time deposit balances declined by 8.4%. Over the long-term, financial institutions are expecting slower deposit growth rates due to increased competition from non-traditional alternatives, especially mutual funds. However, in the near-term financial institutions have an opportunity for deposit market share improvement due to the low interest rate environment.

Earning Assets
Securities. The securities portfolio of the Corporation is used to provide an adequate rate of return to the Corporation along with appropriate levels of liquidity and pledging and as a tool for efficient tax management and interest rate risk management. The accounting treatment for the securities portfolio is determined by the Corporation’s intent regarding particular security holdings. Purchases in longer maturity ranges that provided yield enhancement-included purchases of tax-exempt securities, which provide the additional benefit of tax reduction.

The securities portfolio totaled $523,669 as of December 31, 2002 and is classified entirely as available-for-sale. U.S. agency and municipal holding remained relatively unchanged from the prior year-end. Corporate balances declined by over $20 million as holdings in this sector were deemphasized. Mortgage-backed securities increased by over $120 million during 2002 and included $100 million in a leveraging transaction completed just prior to year-end 2002. The leveraging transaction was funded primarily by FHLB advances and will provide an estimated 1.7% net spread to income with nominal interest rate risk. The securities portfolio totaled $417,496 as of December 31, 2001. That balance represents a 9.3% increase over the prior year-end. For 2001, the growth in securities was concentrated in mortgage-backed securities, including collateralized mortgage obligations that helped improve the earnings performance characteristics of the portfolio. The securities portfolio totaled $382,098 as of December 31, 2000.

The average yield on the portfolio is 6.0% as of December 31, 2002, down 70 basis points from the prior year-end. During 2002 and 2001, the Corporation realized gains on security sales of $592 and $642, respectively. During 2000, the Corporation realized $2,399 in net losses on the sale of securities, primarily during the restructuring activities. While rates have continued to remain low throughout the year, the Corporation now has an unrealized gain position for the portfolio of $12.0 million versus $5.4 million the prior year-end. It is anticipated that the Corporation will continue to move to shorten the average duration of the portfolio as rates are at historic lows.

Summary yield and maturity information regarding the available-for-sale securities portfolios on December 31 follows. Yields are calculated on a fully taxable equivalent basis using the marginal federal income tax rate of 35% for 2002.

Book Value	2002	2002	2001	2000

	Available-		Available-	Available-
	For-Sale	Yield	For-Sale	For-Sale

U. S. Treasury and other U. S. Government agencies and corporations:
Under 1 year	$2,193	5.8%	$1,527	$7,322
1 to 5 years	3,171	4.5	5,413	28,128
5 to 10 years	14,252	6.2	22,108	16,292
Over 10 years	10,144	2.5	—	—

Total	29,760	4.7	29,048	51,742
Obligations of states and political subdivisions:
Under 1 year	310	7.2	1,498	1,076
1 to 5 years	16,222	7.4	19,858	13,458
5 to 10 years	41,491	7.1	29,785	38,896
Over 10 years	8,904	7.1	17,069	13,406

Total	66,927	7.2	68,210	66,836
Corporate:
Under 1 year	—	—	3,524	3,790
1 to 5 years	5,749	7.5	13,650	20,558
5 to 10 years	6,787	7.5	15,368	7,947
Over 10 years	55,522	7.0	57,245	38,123

Total	68,058	7.1	89,787	70,418
Mortgage-backed securities	333,258	5.7	211,096	175,294
Equity securities	25,666	4.6	19,355	17,808

Total securities	$523,669	6.0%	$417,496	$382,098

Mortgage-backed securities have various stated maturities through November 2032. The estimated weighted-average maturity of this segment of the portfolio is 5.6 years.

Loans
Listed below is the Corporation’s loan distribution at the end of each of the last five years:

	2002	2001	2000	1999	1998

Commercial	$542,693	$508,579	$421,229	$413,097	$373,244
Consumer	322,840	316,097	302,881	216,173	230,561
Real estate mortgage	249,945	247,221	300,526	402,468	346,081
Real estate construction	52,313	49,995	45,453	39,924	20,967

Balance as of December 31	$1,167,791	$1,121,892	$1,070,089	$1,071,662	$970,853

Percentage distribution	2002	2001	2000	1999	1998

Commercial	46%	45%	40%	39%	38%
Consumer	28	28	28	20	24
Real estate mortgage	22	22	28	37	36
Real estate construction	4	5	4	4	2

Total	100%	100%	100%	100%	100%

An analysis of maturity and interest rate sensitivity of commercial loans as of December 31, 2002 follows:

	One Year	One to	Over
	Or Less	Five Years	Five Years	Total

Fixed rate	$1,719	$45,110	$67,792	$114,621
Variable rate	74,496	95,128	258,448	428,072

Total commercial loans	$76,215	$140,238	$326,240	$542,693

The Corporation emphasizes on-balance sheet growth in direct consumer and commercial balances. The Corporation emphasizes real estate lending through its branch network, reaching a broad range of customers, as well as through the use of mortgage loan originators and correspondent lender relationships. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities, generate a net gain (including origination fee income) from the sale, limit the interest rate risk caused by holding long-term, fixed-rate loans and build a portfolio of serviced loans which generate fee income for the Corporation. The serviced portfolio of mortgages totaled $1,320 million and $813 million as of December 31, 2002 and 2001, respectively.

Commercial loans are generated through a calling program targeting medium-sized companies. The Corporation is also generating an increasing volume of Small Business Administration (“SBA”) loans. The Corporation sells the guaranteed portion of the SBA loans originated. The sales generated $639 and $436 in net revenues, including $185 and $144 in revenues from the value of the servicing retained in 2002 and 2001, respectively. The amount of SBA loans being serviced by the Corporation totaled approximately $16.4 million and $13.1 million at December 31, 2002 and 2001, respectively.

The Corporation’s commercial loans are granted to customers within the immediate trade area of the Corporation. The mix is diverse, covering a wide range of borrowers. The table below details the stratification of commercial loan balances at the end of 2002:

Stratification	Amount

Under $1 million	$351,066
From $1 to $5 million	170,182
From $5 to $10 million	21,445
Over $10 million	—

Total	$542,693

The Corporation monitors and controls concentrations within a particular industry or segment. As of December 31, 2002, the Corporation had a concentration in commercial real estate loans totaling approximately $367 million, approximately 67.7% of which were owner-occupied businesses, including nursing homes, retail and fast-food restaurants within the Corporation’s market area. The table below details as of December 31, 2002 the industry concentrations by SIC code that exceed 10% of tier I capital:

Industry	SIC Code	Amount

Non-residential buildings	6512	$75,358
Restaurants – retail	5812	23,705
Apartments	6513	16,679
Collection services	7322	15,998
Motel/Hotels	7011	14,859
Nursing homes	8051	13,651

Asset Quality
The allowance for loan losses is analyzed in the table below:

	2002	2001	2000	1999	1998

Balance at January 1	$16,695	$15,217	$11,169	$10,739	$8,837
Charge-offs:
Commercial	2,593	2,486	1,702	2,430	6,734
Real estate mortgage	242	175	164	86	820
Real estate construction	97	—	—	—	—
Consumer	3,652	3,810	2,194	1,961	3,055

	6,584	6,471	4,060	4,477	10,609
Recoveries:
Commercial	857	707	533	901	1,213
Real estate mortgage	10	5	8	4	50
Real estate construction	—	—	—	—	—
Consumer	458	641	438	807	669

	1,325	1,353	979	1,712	1,932
Net charge-offs	5,259	5,118	3,081	2,765	8,677
Acquired reserves	—	1,878	—	—	—
Provision for loan losses charged to operations	6,159	4,718	7,129	3,195	10,579

Balance at December 31	$17,595	$16,695	$15,217	$11,169	$10,739

Allowance for loan losses as a percentage of year-end loans	1.51%	1.49%	1.42%	1.04%	1.11%
Allowance for loan losses as a percentage of non-performing loans	92%	158%	191%	188%	155%

Net charge-offs as a percent of average loans by major loan category are shown below:

	2002	2001	2000	1999	1998

Commercial	0.34%	0.44%	0.29%	0.40%	1.55%
Real estate mortgage	0.08%	0.04%	0.04%	0.02%	0.23%
Real estate construction	0.03%	0.00%	0.00%	0.00%	0.00%
Consumer	1.02%	1.22%	0.68%	0.53%	0.98%
Total net charge-offs to average loans	0.47%	0.47%	0.28%	0.27%	0.92%

The allowance for loan losses has increased steadily from 1998 to 2002 as outstanding loan balances increased and the risk characteristics of the portfolios shifted from lower risk residential estate loans to higher risk consumer and commercial loans. The allowance for loan losses was $17,585, or 1.51% of loans as of December 31, 2002. The allowance represents 92% of non- performing loans, which is lower than the coverage of non-performing loans at the end of the previous four years. With over $3 million of the non-performing loans balances as of December 31, 2002 represented by residential real estate loans, the allowance for loan losses, in Management’s opinion is adequate to absorb losses inherent with the loan portfolios. Commercial loan charge-offs decreased to .43% of commercial loans, representing a more normalized level of loss experience. The .29% commercial charge-off rate in 2000 represented the low point for these charge-offs for the past five years. Consumer charge-offs increased slightly from 2001 due to increased losses per vehicle due to a soft resell market and an increase in voluntary surrender of vehicles. The underwriting standards include, among other factors, a reduced level of loan advance to vehicle value. The underwriting standards have resulted in a decline in new loan origination and a subsequent decline in the indirect automobile concentration within the consumer loan portfolio. Indirect vehicle loans totaled $127 million at the end of 2002 as compared to $132 million as of December 31, 2001.

The following presents a breakdown of the loan loss allowance by loan category for each of the last five years:

Loan Category	2002	2001	2000	1999	1998

Commercial	$12,040	$11,673	$9,927	$7,449	$7,351
Consumer	4,577	4,762	5,161	2,587	1,952
Real estate mortgage	736	260	129	1,133	1,436
Real estate construction	242	—	—	—	—

Total	$17,595	$16,695	$15,217	$11,169	$10,739

The Corporation’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer (see the Loan section above for discussion on the commercial loan portfolio’s balance stratification and industry concentration). The determination of the allowance for loan losses is based on Management’s evaluation of the potential losses in the loan portfolio considering, among other relevant factors, repayment status, borrowers’ ability to repay, collateral and current foreseeable economic conditions. The valuation methodology has been consistently applied since 2000, when current Management applied a more conservative view to the assumptions utilized in determining the specific reserves to be allocated to each credit. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, economic conditions that may affect the borrower’s ability to repay (including the timing of future payments), overall quality, analysis of prior and current loss experience and a review of specific problem loans. The allowance reflects expected losses resulting from the analysis of specific credits and historical loss experience for each loan category. The Bank utilizes its internal loan gradings for commercial loans in conjunction with historical loss experience for loans of each grade level and current economic trends as parts of its analysis in determining the adequacy of its allowance for loan losses. The allowance for loan losses is calculated using a written, systematic methodology approved by a committee of the Bank’s Board of Directors. The methodology includes specific allocations for known and potential impaired loans; identified concentrations of credit; unfunded, legally binding commitments to lend; economic trends; collateral value trends; new loan volume, and delinquent and non-accrual loan balances. The Bank’s trailing eight-quarter net charge-off experience is utilized to determine the appropriate general allocations. The methodology is consistently applied on a monthly basis and a summary report presented for ratification to the Bank’s Board of Directors.

Non-accrual loans are loans that are no longer accruing interest at the discretion of Management. This occurs when Management determines that the borrower can no longer service the debt, but the loan is adequately secured with collateral or the borrower is able to repay the principal of the loan in the future.

For the year ended December 31, 2002, interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans amounted to $1,229 and $398 in 2002 and 2001, respectively. No interest income was realized on these loans for 2002 or 2001, respectively.

Below is a table listing the non-accrual, past due and restructured loans at the end of the last five years. Past due loans are loans over 90 days past due and still accruing interest.

	2002	2001	2000	1999	1998

Non-accrual loans	$13,123	$5,004	$4,699	$2,743	$4,130
Past due loans	5,692	5,304	3,239	3,132	2,725
Restructured loans	378	258	43	52	61

Total	$19,193	$10,566	$7,981	$5,927	$6,916

Percent of loans at year end	1.64%	0.94%	0.75%	0.55%	0.71%
Other real estate owned	$1,371	$1,399	$902	$281	$79

Loans 30 to 89 days past due, where the monthly payment is more than 30 days past due but less than 89 days past the payment date, excluding non-accrual and restructured loans included in the table above, amounted to $8,334 or 0.71% of outstanding loans as of December 31, 2002, as compared to $9,740 or 0.87% of loans on December 31, 2001. Loans then current where some concerns existed as to the ability of the borrower to comply with loan repayment terms approximated $43,095 at December 31, 2002 and $62,429 at December 31, 2001. Management closely monitors such loans.

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount the represents Management’s assessment of the estimated probable loan losses inherent in the loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses that are a necessary element of business activity. The provision for loan losses for 2002 was $6,159, compared to $4,718 for 2001 and $7,129 in 2000. The changes in the provision for loan losses were attributable to changes in net charge-offs, increasing non-performing loans and the recognition of changes in the current risk factors. In 2000, the Corporation additionally underwent a more stringent review of specific problem loans, which necessitated the addition of $4,100 in additional provision during the third quarter of that year.

Servicing Assets
The valuation of mortgage servicing assets is performed by an independent third party. The critical factors and assumptions used in the valuation as of December 31, 2002 were a discount rate of 9.04%, PSA of 380, weighted average coupon of 6.60%, weighted average servicing fee of .257%, remaining term of 293 months, delinquency of 1.9%, a cost per loan of $45 and other income per loan of $30.

At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of mortgage servicing assets to immediate 10% and 20% adverse changes in those assumptions are presented in the table that follows. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage-servicing asset is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in the prepayment rate estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Fair value	$11,967
Expected weighted average life (in years)	3.6
Prepayment rate (annual PSA)	380
Decrease in fair value from 10% adverse change	$725
Decrease in fair value from 20% adverse change	$1,323
Discount rate	9.04%
Decrease in fair value from 10% adverse change	$308
Decrease in fair value from 20% adverse change	$558

Funding Sources
Deposits

The average amounts of deposits are summarized below:

	2002	2001	2000

Demand deposits-non-interest bearing	$146,598	$115,857	$112,185
Demand deposits-interest bearing	101,222	90,762	86,818
Savings deposits	374,313	242,242	266,863
Time deposits	537,217	621,578	625,575

Total	$1,159,350	$1,070,439	$1,091,441

Average deposits increased slightly in 2002 after a slight decrease in 2001. In 2002, increases in average non-interest bearing and interest bearing demand deposit balances coupled with the increase in MMDA savings accounts offset the decline in time deposit balances. In 2001, loan balance reductions, primarily residential real estate loans allowed the Corporation to reduce balances in higher cost time deposits and be aggressive in pricing down other savings accounts during the period of falling interest rates, resulting in some runoff.

The following is a maturity distribution for the $506,378 of time deposits outstanding as of December 31, 2002:

2003	$294,117
2004	127,501
2005	63,674
2006	10,301
2007	8,284
Thereafter	2,481

On December 31, 2002, time deposits over $100 totaled $82,451. The Bank continues to maintain strong relationships with the various public entities centered in the primary markets of the Bank which contributes to the balance of time deposits over $100. The decrease in these balances is due primarily to declining interest rates. The maturity schedule for time deposits over $100 as of December 31, 2002, is given in the table below:

Maturing in:	2002	2001

3 months or less	$17,194	$84,107
3 to 6 months	9,463	30,085
6 to 12 months	21,237	9,995
Over 12 months	34,557	2,809

Total	$82,451	$126,996

Other Sources of Funds
The Corporation has the availability to borrow $33 million from correspondent banks as overnight federal funds purchased. There were $0 federal funds purchased at December 31, 2002, while $0 and $29 million were outstanding at December 31, 2001 and 2000, respectively. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U. S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $161,998 and $107,160 as of December 31, 2002 and 2001, respectively. The Corporation continuously pledges collateral for these borrowings at an amount exceeding the outstanding balance. The securities are held in the Corporation’s safekeeping account at the Federal Reserve Bank. Although there were no repurchase agreements with approved brokers outstanding at December 31, 2002, the Corporation previously maintained such balances, which were collateralized by U. S. Treasury and government agency securities held by the broker.

The following table summarizes certain information relative to these borrowings:

	2002	2001	2000

Outstanding at December 31	$138,796	$107,279	$100,895
Weighted-average interest rate at December 31	1.56%	3.58%	4.49%
Maximum amount outstanding as of any month end	$178,536	$133,743	$120,026
Average amount outstanding	$134,374	$109,476	$105,850
Approximate weighted-average interest rate during the year	1.84%	3.40%	4.50%

The repurchase agreement program provides a sweep feature on the customer’s primary business account along with competitive market rates of interest for their excess funds. The success of this product reflects the strong emphasis the Bank places on offering competitive products coupled with personalized service to the small-to mid-size businesses operating in the Bank’s various markets. Federal funds purchased and securities sold under agreements to repurchase averaged $136,041 in 2002 with the majority of the average balances representing the retail sweep product.

The Corporation also has available to it unsecured lines of credit with correspondent banks totaling $20 million. The lines of credit are renewable annually and bear interest at a floating rate based on several indices As of December 31, 2002; the Corporation had utilized $7 million in borrowings under these lines. There were no balances outstanding on the lines at the end of 2001.

The Corporation also has access to federal tax deposits on a daily basis. After being deposited by customers, the tax deposits are held at the Corporation up to a self-imposed limit of $6 million until they are drawn upon by the federal government. The balance of these funds was $3,863 and $5,853 as of December 31, 2002 and 2001, respectively.

The Bank also is a member of the Federal Home Loan Bank (“FHLB”) system and utilizes the various advance programs offered by the FHLB. The funds are drawn from the FHLB for various terms through 2007 and are utilized to provide long-term funding to offset the interest rate risk inherent with holding long-term, fixed-rate mortgages as well as funding for specific leveraging activities. The balances of these advances were $365,844 and $275,152 as of December 31, 2002 and 2001, respectively.

Most recently, the Corporation has utilized the issuance of corporation-obligated manditorily redeemable securities of subsidiary trust, more commonly known as trust preferred securities, to raise additional funding. The securities are traded under the symbol SECDP on the NASDAQ National Market System. The Corporation raised $32 million in these securities in 2001, primarily to fund the Commerce acquisition. The securities qualify as Tier I capital for regulatory purposes and also bear interest that is tax deductible to the Corporation.

Capital
The shareholders’ equity increased to $136,334 at December 31, 2002 from $128,299 a year earlier. The increase was attributable to retention of earnings as well as the increase in market values for the available-for-sale securities. The increase was partially offset by the treasury share repurchase activities. The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax resulted in a net unrealized gain position within other comprehensive income of $7,838 at December 31, 2002.

In 2001, total shareholders’ equity increased to $128,299 at December 31, 2001 from $117,197 a year earlier. The increase was attributable to the increase in market values for the available-for-sale securities. The increase offset the treasury share repurchase activities. The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax resulted in a net unrealized gain position of $3,505 at December 31, 2001.

Total shares in treasury were 304,500 as of December 31, 1999. The number of shares authorized for repurchase was increased to 600,000 on April 20, 2000. The 600,000-share repurchase was completed on October 11, 2000. On October 12, 2000, the Board of Directors authorized the repurchase of up to 2% of outstanding shares on an annual basis. In 2001, the Corporation repurchased approximately 152,000 shares and the authorization to repurchase up to 2% of outstanding shares was renewed. As of December 31, 2001, there were 883,494 shares in treasury and another 133,756 remaining shares to be repurchased under the current authorization. In 2002, the Board of Directors authorized an additional 500,000 shares for repurchase, supplementing the annual 2% repurchase authorization. During 2002, 395,515 shares had been repurchased bringing the total shares in treasury to 1,279,009 as of December 31, 2002.

The Corporation has consistently had qualifying capital under the risk-based capital requirements in excess of those required to meet the “well-capitalized” standards. For further details on capital ratios, see Note 17.

The Corporation trades under the symbol SECD on the NASDAQ National Market System. The total market capitalization of the Corporation was approximately $259 million at December 31, 2002. The table below lists the high and low trading prices for the common stock by quarter for the last three years.

Quarter	First	Second	Third	Fourth	Year

2002:
High	$25.03	$28.39	$28.32	$28.12	$28.39
Low	20.50	24.25	23.53	24.51	20.50
Dividends Declared	.18	.18	.18	.18	.72
2001:
High	$18.75	$23.00	$22.89	$22.36	$23.00
Low	13.75	16.55	17.00	18.45	13.75
Dividends Declared	.17	.17	.17	.17	.68
2000:
High	$22.31	$18.13	$16.31	$16.94	$22.31
Low	17.06	12.25	13.75	12.13	12.13
Dividends Declared	.16	.16	.16	.16	.64

The Corporation’s price for its common stock increased by 23% in 2002 to finish the year at $26.50 with a trading range of $20.50 to $28.39 per share. Steady improvement in the common stock price paralleled the Corporation’s improved financial performance. Bank stock prices in general were subject to downward pressure in 2000 with the increase in market rates associated with Federal Open Market Committee activities and rebounded in 2002 and 2001 as market rates declined. Book value per common share was $13.91 and $12.90 at December 31, 2002 and 2001, respectively.

The Corporation has historically paid cash dividends on a quarterly basis and has periodically paid stock dividends at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors. The payment will depend on, among other things, earnings, financial condition and cash requirements of the Corporation at the time that such payment is considered, and on the ability of the Corporation to receive dividends from the Bank, the amount of which is subject to regulatory limitations. For 2002, 2001 and 2000, the dividend-payout ratio for the Corporation was 39.5%, 39.8% and 106.3%, respectively. The unusually high dividend payout ratios for 2000 were attributable to the impact of restructuring activities.

Liquidity
Management of the Corporation’s liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Corporation. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $33 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. The net cash provided by operating activities for 2002, 2001 and 2000 were approximately $39 million, $22 million and $16 million, respectively. Management does not expect future cash flows available from operations to be materially different from the cash flow experience of the prior three years. Factors affecting cash flows from investing or financing activities are not expected to have a significant negative impact and foreseeable future liquidity. As discussed in Note 17, the Bank is subject to regulation and may be limited in its ability to pay dividends to the parent company. Accordingly, consolidated cash flows may not represent cash available to common shareholders.

Market Risk Management
Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates or (c) other factors that relate to market volatility of the rate, index or price underlying the financial instrument. The Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Corporation’s entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank’s Board of Directors review the policies and guidelines established by ALCO.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would decrease by 0.1% if interest rates would immediately fall by 125 basis points and increase by 19.0% if interest rates would immediately rise by 200 basis points. At December 31, 2001 the model projected net income would decrease by 4.7% if interest rates would immediately fall by 200 basis points and would increase by 2.0% if interest rates would immediately rise by 200 basis points. The projected changes in net income include the projected changes in net interest income from the table below as well as projected changes in income from gains on sale of mortgage loans and projected adjustments to mortgage servicing assets and associated derivatives. Management believes this asset sensitive position for the one-year time horizon is within acceptable levels of risk tolerance. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and Management’s outlook. Also include are estimates and assumptions regarding the impact to earnings from changes in the valuation allowance for servicing assets, gains on sale of mortgage loans and changes in the volume of interest rate floors.

The following table shows the projected changes in net interest income and the economic value of equity based on a series of interest rate shocks:

Rate Shock Scenario	Net Interest Income	Economic Value of Equity

Down 125	(6.4)%	(20.1)%
Up 200	8.9%	10.8%
Board approved limit	(10)%	(30)%

The economic value of equity is a measure used to determine the risk of changes to the value of equity from interest rate changes and incorporates the duration of assets and liabilities as well as their sensitivity to interest rate changes.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans, the sale of long-term fixed rate mortgages through the secondary mortgage market and interest rate swaps, caps and floors.

Critical Accounting Policies
The Corporation has established various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting principles of the Corporation are described in the notes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by Management, which have a material impact on the carrying value of certain assets and liabilities; Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by Management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by Management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Corporation.

Allowance for Loan Losses
The Corporation believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the section entitled Asset Quality and the section Allowance for Loan Losses and Impaired Loans within Note 1, Significant Accounting Policies, for a detailed description of the Corporation’s estimation process and methodology related to the allowance for loan losses.

Valuation of Mortgage Servicing Assets
The Corporation believes the valuation of mortgage servicing assets is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. The Company recognizes as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Refer to the section entitled Servicing Assets and the section Mortgage Servicing Assets within Note 1, Significant Accounting Policies and Note 12, Servicing Assets, for a detailed description of the Company’s process and methodology.

Pension Expense
The Corporation believes that the actuarial assumptions used to calculate the Corporation’s pension expense is a critical accounting policy that utilizes estimates in its preparation of its consolidated financial statements. The assumptions utilized include the discount rate and expected return on plan assets. The Corporation intends to lower the expected return on plan assets to 9.0% in 2003 and the change is expected to increase pension expense by $75. Total pension expense in 2003 is expected to be $1,125 as compared to $616 in 2002 and $289 in 2001.

FASB 91 – Deferral of Fees
The Corporation believes that SFAS No. 91 – Deferral of fees is a critical accounting policy that utilizes estimates in its preparation of its consolidated financial statements. The Company accounts for loan origination and commitment fees and certain direct loan origination cost by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan’s yield. Refer to the section entitled Loans within Note 1, Significant Accounting Policies, for a detailed description of the Company’s process and methodology.

Contractual Obligations and Commitments
As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has certain obligations and commitments to make future payments under contracts. At December 31, 2002, the aggregate contractual obligations and commitments are:

Contractual obligations		Less than	1-5	After 5
Principal due by period	Total	1 Year	Years	Years

Long-term debt	$396,339	$10,000	$65,844	$320,495
Annual rental commitments under non- cancelable leases	17,426	2,431	6,621	8,374

Total	$413,765	$12,431	$72,465	$328,869

Amount of commitment		Less than	1-5	After 5
Expiration by period	Total	1 Year	Years	Years

Commitments to lend — commercial	$162,892	$156,861	$6,031	$—
Commitments to lend — residential real estate	32,231	32,231	—	—
Commitments to lend — consumer	68,967	68,967	—	—
Standby letters of credit	18,020	2,632	15,125	263

Total	$282,110	$260,691	$21,156	$263

There are no recourse provisions with third parties or balances recorded for the standby letters of credit at December 31, 2002.

Item 7 (a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Market Risk Management” presented in Item 7 above.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data or as otherwise indicated)

As of December 31

	2002	2001
ASSETS
Cash and due from banks	$60,822	$40,837
Federal funds sold and temporary investments	61,449	24,016
Securities available-for-sale (at market value)	523,669	417,496
Loans	1,167,791	1,121,892
Less allowance for loan losses	17,595	16,695

Net loans	1,150,196	1,105,197
Premises and equipment	16,632	16,416
Accrued interest receivable	8,762	10,272
Goodwill and intangible assets	20,422	17,856
Servicing assets	12,403	8,722
Other assets	40,420	39,544

Total assets	$1,894,775	$1,680,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand–non-interest bearing	$179,714	$144,953
Demand–interest bearing	103,583	105,221
Savings	405,437	276,628
Time deposits	506,378	596,329

Total deposits	1,195,112	1,123,131
Federal funds purchased and securities sold under agreements to repurchase	138,796	107,279
Note payable	7,000	—
Other borrowed funds	3,863	5,853
Federal Home Loan Bank advances	365,844	275,152
Accrued expenses and other liabilities	17,331	10,200
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	30,495	30,442

Total liabilities	1,758,441	1,552,057
Shareholders’ equity:
Common stock, no par value; 30,000,000 shares authorized; 11,041,263 and 10,832,810 shares issued, respectively	41,763	37,453
Treasury stock; 1,279,009 and 883,494 shares, respectively	(27,180)	(16,798)
Other comprehensive income	6,656	3,434
Retained earnings	115,095	104,210

Total shareholders’ equity	136,334	128,299

Total liabilities and shareholders’ equity	$1,894,775	$1,680,356

See Notes to Consolidated Financial Statements

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands except per share data or as otherwise indicated)

For the Years Ended December 31

	2002	2001	2000
INTEREST INCOME
Loans (including fees):
Taxable	$79,671	$85,631	$90,819
Exempt from federal income taxes	922	1,092	1,014
Securities:
Taxable	22,648	21,614	20,970
Exempt from federal income taxes	2,946	3,137	3,209
Federal funds sold and other	1,085	1,083	286

Total interest income	107,272	112,557	116,298
INTEREST EXPENSE
Deposits	29,400	42,010	46,236
Federal funds purchased and securities sold under agreements to repurchase	2,499	3,904	5,540
Note payable	38	47	25
Other borrowed funds	42	90	172
Federal Home Loan Bank advances	15,900	15,567	14,948
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	2,933	749	—

Total interest expense	50,812	62,367	66,921

Net interest income	56,460	50,190	49,377
Provision for loan losses	6,159	4,718	7,129

Net interest income after provision for loan losses	50,301	45,472	42,248
NON-INTEREST INCOME
Service charges on deposit accounts	5,823	5,302	4,406
Trust fees	2,715	2,870	3,898
Net security gains (losses)	592	642	(2,399)
Gain (loss) on sale of loans	11,136	5,814	(2,001)
Trading (losses) gains	(20)	19	(335)
Other operating income	3,179	4,881	4,706

Total non-interest income	23,425	19,528	8,275
NON-INTEREST EXPENSE
Salaries and employee benefits	26,345	21,544	20,817
Net occupancy	4,480	4,263	4,191
Equipment	3,898	3,891	3,985
Professional services	2,139	1,776	3,476
Assessment on deposits and other taxes	1,397	1,542	1,684
Amortization of goodwill and other intangibles	475	377	555
Merger-related costs	134	305	—
Banking center reconfiguration	2,096	—	—
Other operating expenses	8,532	8,241	9,505

Total non-interest expense	49,496	41,939	44,213

Income before federal income taxes	24,230	23,061	6,310
Income tax expense (benefit):
Current	5,567	4,050	1,415
Deferred	663	1,830	(1,239)

Total federal income tax expense	6,230	5,880	176

Net income before cumulative effect of accounting change	$18,000	$17,181	$6,134

Cumulative effect of accounting change, net of tax — SFAS No. 133	—	(101)	—
Net income	$18,000	$17,080	$6,134

Earnings per common share:
Basic–before cumulative effect of accounting change	$1.82	$1.72	$0.60
Diluted–before cumulative effect of accounting change	$1.79	$1.70	$0.60
Basic	$1.82	$1.71	$0.60
Diluted	$1.79	$1.69	$0.60
Average common shares outstanding:
Basic	9,905,832	10,013,068	10,247,025
Diluted	10,040,001	10,080,005	10,271,548

See Notes to Consolidated Financial Statements

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands except per share data or as otherwise indicated)

			Other
	Common	Treasury	Comprehensive	Retained	Comprehensive
	Stock	Stock	Income	Earnings	Total	Income

Balance, January 1, 2000	$36,966	$(7,140)	$(7,791)	$94,312	$116,347
Comprehensive income:
Net income				6,134	6,134	$6,134
Change in unrealized gain on securities of $10,019, net of reclassification adjustment for losses included in net income of $2,399 and net of tax of $4,346			8,072		8,072	8,072

Comprehensive income						$14,206

Cash dividends declared:
Common stock ($.64 per share)				(6,518)	(6,518)
Purchase of treasury stock		(6,807)			(6,807)
Net common stock issued–dividend reinvestment and stock option plans	(31)				(31)

Balance, December 31, 2000	36,935	(13,947)	281	93,928	117,197
Comprehensive income:
Net income				17,080	17,080	$17,080
Change in other comprehensive income employee benefit plans, net of tax $38			(71)		(71)	(71)
Change in unrealized gain on securities of $5,602, net of reclassification adjustment for gains included in net income of $642 and net of tax of $1,736			3,224		3,224	3,224

Comprehensive income						$20,233

Cash dividends declared:
Common stock ($.68 per share)				(6,798)	(6,798)
Purchase of treasury stock		(2,851)			(2,851)
Common stock issued–dividend reinvestment and stock option plans	518				518

Balance, December 31, 2001	37,453	(16,798)	3,434	104,210	128,299
Comprehensive income:
Net income				18,000	18,000	$18,000
Change in other comprehensive income-employee benefit plans, net of tax of $598			(1,111)		(1,111)	(1,111)
Change in unrealized gain on securities of $7,258, net of reclassification adjustment for gains included in net income of $592 and net of tax of $2,333			4,333		4,333	4,333

Comprehensive income						$21,222

Tax benefit on stock option exercise	554				554
Cash dividends declared:
Common stock ($.72 per share)				(7,115)	(7,115)
Purchase of treasury stock		(10,382)			(10,382)
Common stock issued–dividend reinvestment and stock option plans	3,756				3,756

Balance, December 31, 2002	$41,763	$(27,180)	$6,656	$115,095	$136,334

See Notes to Consolidated Financial Statements

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands except per share data or as otherwise indicated)

For the Years Ended December 31

	2002	2001	2000
OPERATING ACTIVITIES
Net income	$18,000	$17,080	$6,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,159	4,718	7,129
Depreciation of equipment	3,354	3,487	3,444
Amortization of goodwill and other intangibles	475	377	556
Amortization of servicing assets	4,861	1,320	868
Amortization (accretion) of investment discount and premium	5	(441)	185
Increase in allowance for servicing assets	2,984	810	—
Deferred income taxes (benefit)	663	1,830	(1,239)
Net securities (gains) losses	(592)	(642)	2,399
Other (gains) losses, net	(8,730)	(5,796)	2,046
Decrease (increase) in interest receivable	1,510	1,463	(1,904)
(Decrease) increase in interest payable	(579)	(975)	476
Originations of loans held-for-sale	(865,470)	(527,498)	(83,888)
Proceeds from sale of loans held-for-sale	874,189	527,041	81,890
Net change in other assets & other liabilities	1,681	(483)	(2,355)

Net cash provided by operating activities	38,510	22,291	15,741
INVESTING ACTIVITIES
Proceeds from maturities of securities-available-for-sale	188,675	143,976	31,765
Proceeds from sales of securities-available-for-sale	253,852	76,420	138,831
Purchases of securities-available-for-sale	(541,411)	(234,001)	(175,273)
Cash paid for acquisition of Commerce Exchange Corporation, net of cash acquired	—	(24,522)	—
Net (decrease) increase in loans	(62,684)	36,232	(1,508)
Net increase in premises and equipment	(3,559)	(1,812)	(2,956)

Net cash used by investing activities	(165,127)	(3,707)	(9,141)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, interest bearing demand and savings deposits	161,932	41,534	(28,556)
Net decrease in time deposits	(89,951)	(49,657)	(32,898)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	31,517	(27,896)	23,363
Increase (decrease) in note payable	7,000	(1,000)	(3,000)
Net (decrease) increase in borrowings	(1,990)	3,299	(3,576)
Net advances from Federal Home Loan Bank	90,692	23,419	51,457
Issuance of Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	—	30,429	—
Cash dividends	(7,115)	(6,798)	(6,518)
Purchase of treasury stock	(10,382)	(2,851)	(6,807)
Net issuance of common stock	2,332	518	(31)

Net cash provided by (used by) financing activities	184,035	10,997	(6,566)

Increase in cash and cash equivalents	57,418	29,581	34
Cash and cash equivalents at beginning of year	64,853	35,272	35,238

Cash and cash equivalents at end of year	$122,271	$64,853	$35,272

Supplementary Cash Flow Information:

Cash paid for:

1)	Federal income taxes — $5,600, $5,650 and $2,810 for the 12 months ended December 31, 2002, 2001 and 2000, respectively and

2)	Interest — $47,273, $63,342 and $66,867 for the 12 months ended December 31, 2002, 2001 and 2000, respectively.

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Nature of Operations
Second Bancorp Incorporated (the Corporation) is a one-bank holding company with its most significant subsidiary being The Second National Bank of Warren (the Bank), headquartered in Warren, Ohio, with 35 banking centers operating in northeast Ohio. In addition to general retail and commercial banking, the Bank engages in trust and mortgage banking activities and other financially related businesses. A second operating subsidiary is Stouffer-Herzog Insurance Agency, which sells a wide range of property, casualty, life and health insurance products in northeast Ohio. The Corporation also maintains another subsidiary, Second Bancorp Capital Trust I, which was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust for the primary purpose of funding our acquisition of Commerce Exchange Corporation (see Note 3). Additional non-operating subsidiaries include Second National Capital Corporation and Second National Financial Company, LLC, which were formed in 2002 to facilitate a capital conversion plan for the subsidiary Bank.

The accounting policies followed by the Corporation conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The following is a description of the more significant accounting policies:

Principles of Consolidation
Significant inter-company balances and transactions between the Corporation and its subsidiaries have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Business Combinations
Business combinations, which have been accounted for under the pooling-of-interests method of accounting, require the assets, liabilities, shareholders’ equity and operations of the merged entity to be retroactively combined with the Corporation’s respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method. Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the company were recorded at their estimated fair value as of the date of acquisition.

Cash Equivalents
Cash equivalents include amounts due from banks and federal funds sold and temporary investments. Generally, federal funds are purchased and sold for periods of less than thirty days.

Securities
Debt and equity securities are classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, whereas securities available-for-sale and trading are carried at their estimated fair value. Adjustments to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, are excluded from earnings and reported net of tax as a separate component of shareholders’ equity. Adjustments to fair value of securities classified as trading are included in earnings. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Available-for-sale securities offer Management flexibility to sell securities to fund liquidity and manage the Corporation’s interest rate risk.

The amortized cost of the debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, probable call date, or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from securities. Interest and dividends are included in interest income from securities. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Loans
Loans are stated at the principal amounts outstanding, net of unearned income and unamortized deferred costs. Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Premiums on acquired loans have been deducted from the related interest income and are amortized over the remaining useful life of the loans acquired. The accrual of interest income generally is discontinued when a loan becomes, in Management’s opinion, doubtful of being collectible. When interest accruals are discontinued, interest credited to income for the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses.

The Corporation accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan’s yield. The Corporation is amortizing these amounts over terms up to the contractual life of the related loans. Net unamortized deferred costs, primarily representing costs of acquiring indirect automobile loans, were $3,643 and $3,683 at December 31, 2002 and 2001, respectively.

Loans Held-for-sale
From time to time, the Corporation will sell loans it originated, primarily mortgages. The loans are reclassified as held-for-sale and are recorded at the lower of aggregate cost or market value.

Allowance for Loan Losses and Impaired Loans
The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to repay (including the timing of future payments), overall quality, analysis of prior and current loss experience and a review of specific problem loans. The allowance reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a specific dollar amount where the internal credit rating is at or below a predetermined classification level. The historical loan loss component is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged off. The allowance also includes components for concentrations, loan volume and specific economic conditions of the markets in which the Corporation operates. The determinations arrived at inherently involve a high degree of uncertainty and that knowledge of the loans’ loss characteristics may be incomplete. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on Management’s periodic evaluation of these and other pertinent factors.

Certain loans are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These standards address the accounting for certain loans when it is probable that amounts due pursuant to the contractual terms of the loan will not be collected. This evaluation is inherently subjective and requires Management to make estimates regarding the amounts and timing of future cash flows expected to be received on impaired loans that could be susceptible to change. To determine the amount of impaired loans, the Corporation analyzes the expected cash flows of non-accrual loans. To the extent that the expected cash flows are less than the amounts due according to the contractual terms of an individual loan, the loan balance is included as impaired loans. A specific allowance is maintained on impaired loans when the net present value of expected cash flows after considering collateral and other credit enhancements is less than the carrying amount of the loan.

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization for premises and equipment, including costs related to developing or obtaining software for internal use, is computed generally by the straight-line method over their useful lives. Original estimated useful lives for premises and equipment range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives.

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. On January 1, 2002, the Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized into the income statement over an estimated life but rather is tested at least annually for impairment.

Intangible Assets
Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Intangible assets resulting from the excess of the purchase price over net identifiable tangible assets acquired through acquisitions are specifically identified when determinable. The resulting core deposit and customer list intangibles are amortized both on an accelerated basis and on a straight-line basis over the estimated useful life. Original estimated useful lives for the intangibles range from 10 to 18 years.

Mortgage Servicing Assets
The Corporation recognizes as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Mortgage servicing assets are carried at the lower of initial carrying amount, adjusted for amortization, or fair estimated value. Management stratifies servicing assets based on term, pass-through rate and method of acquisition. Capitalized mortgage servicing assets are amortized on an accelerated basis over the estimated life of the loans sold. Management evaluates the recoverability of the mortgage servicing assets in relation to the impact of actual and anticipated loan portfolio prepayments, foreclosures and delinquency experience.

Deposits
Discounts and premiums on acquired deposits have been deducted or added respectively from the related interest expense and are being accreted or amortized over the remaining useful life of the deposits.

Stock Options At December 31, 2002, the Corporation had two stock-based compensations plans, which are more fully described in Note 21. The Corporation accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB No. 25, because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Non-GAAP information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. For purposes of the non-GAAP disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period. The Corporation’s non-GAAP information follows:

	Years Ended December 31

	2002	2001	2000

Net income, as reported	$18,000	$17,080	$6,134
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards (see note 21), net of related tax effects	(585)	(418)	(337)

Non-GAAP net income	$17,415	$16,662	$5,797

Earnings per share:
Basic-as reported	$1.82	$1.71	$0.60
Basic-non-GAAP	$1.76	$1.66	$0.57
Diluted-as reported	$1.79	$1.69	$0.60
Diluted-non-GAAP	$1.73	$1.65	$0.56

Treasury Stock
Acquisitions of treasury stock are recorded on the cost method with the full amount of the cash paid deducted from shareholders’ equity.

Derivative Instruments
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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into interest income or interest expense in the same period or periods during which the hedged item affects interest income or interest expense. The remaining gain or loss of the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is ineffectiveness and is recognized in other income/other expense during the period of change. Upon termination of a derivative instrument prior to maturity, the aforementioned adjustment to other comprehensive income is amortized/accreted into interest income or interest expense over the remaining term of the hedge relationship using the effective interest method. Should the hedged item be sold, mature or extinguished prior to the end of the hedge relationship or a forecasted transaction is probable of not occurring, the aforementioned amounts in other comprehensive income are reclassified to interest income or interest expense and the derivative instrument’s change in fair value from that point forward will be recorded in other income or other expense.

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

Marketing Costs
All marketing–related costs, including advertising costs are expensed as incurred. Marketing costs expensed in 2002, 2001 and 2000 were $1.4 million, $1.6 million and $1.4 million, respectively.

Federal Income Taxes
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

2. Recent Accounting Pronouncements

Asset Retirement Obligations
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

Accounting for Long-Lived Assets
SFAS No. 144, “Accounting for Long-Lived Assets to be Disposed of”, was issued in October 2001 and addresses how to account for long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or a distribution to owners. The new standard supercedes SFAS No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for the Corporation January 1, 2002 and do not have a material impact on the Corporation’s results of operations, financial position or liquidity.

Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections
SFAS No. 145 rescinded SFAS No. 4, 44 and 64 and is effective for financial statements issued for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. Certain provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 will be effective for financial statements issued on or after May 15, 2002. SFAS 145 did not and is not expected to have a material impact on the Corporation’s results of operations, financial position or liquidity.

Accounting for Costs Associated with Exit or Disposal Activities
SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002 and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 address the accounting and reporting for one-time employee termination benefits, certain contract termination costs and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Corporation will adopt SFAS No. 146 prospectively as of January 1, 2003.

Acquisitions of Certain Financial Institutions
SFAS No. 147, “Acquisitions of Certain Financial Institutions”, was issued in October 2002. SFAS No. 147 clarified the accounting for intangible assets and goodwill in conjunction with the acquisition of certain financial institutions. SFAS No. 147 also amends SFAS No. 144, (see above) to include in its scope long-term customer relationship intangible assets of financial institutions such as core deposit intangible assets. The provisions of SFAS No. 147 became effective October 1, 2002 and did not have a material impact on the Corporation’s results of operations, financial position or liquidity.

Accounting for Stock-Based Compensation
On December 31, 2002, SFAS No. 148, “ Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123”, was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to adopting SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and early application is permitted for the transition provisions. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002.

The Corporation is evaluating whether to transition to SFAS No. 123 fair value method of accounting for stock based compensation. The disclosure requirements of SFAS No. 148 are reflected in Note 1–Significant Accounting Policies–Stock Options.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
On November 25, 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

FIN No. 45, which is applicable to public and non-public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice.

FIN No. 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

The Corporation has included FIN No. 45’s required disclosures in Note 24. FIN No. 45 recognition and measurement provisions are not expected to have a material impact on the Corporation’s results of operations, financial position or liquidity once adopted by the Corporation on January 1, 2003.

Consolidation of Variable Interest Entities
In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected loss and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, the Corporation was not party to any VIEs. The Corporation is currently assessing the impact, if any, the interpretation will have on results of operation, financial position, or liquidity, as it applies to other areas within the Corporation.

3. Mergers, acquisitions and reconfiguration

On October 5, 2001, the Corporation acquired Commerce Exchange Corporation (Commerce), a $111 million asset bank holding company headquartered in Beachwood, Ohio, in a transaction accounted for as a purchase under SFAS No. 141. Goodwill of $13.7 million was recorded in connection with the acquisition. Additionally, a core deposit intangible asset of $3.0 million was recorded and is being amortized on a straight-line basis over 109 months. Second Bancorp paid $26.9 million to the shareholders’ of Commerce for all the outstanding shares of Commerce common stock. Commerce’s sole subsidiary, Commerce Exchange Bank, was merged into Second National, and its two locations are being operated as Second National banking centers. Merger expenses incurred in 2001 as a result of the Commerce acquisition totaled $305 and consisted primarily of insurance, supplies and personnel-related costs.

Subsequent to the acquisition, goodwill was adjusted upward by $744 due to the specific identification of a deferred tax liability and other acquired assets.

The condensed balance sheet at fair value of Commerce as of the acquisition date was as follows:

Assets:
Cash and due from banks	$2,407
Investments	15,739
Loans (net of allowance of $1,878)	91,419
Other assets	1,336

Total assets	$110,901

Liabilities and capital:
Deposits	$94,721
Other borrowings and other liabilities	5,578
Capital	10,602

Total liabilities and capital	$110,901

In order to finance the acquisition of Commerce, the Corporation sold, through Second Bancorp Capital Trust I (a newly formed subsidiary), $32 million of 9.00% corporation-obligated mandatorily redeemable capital securities of subsidiary trust (“Trust Preferred Securities”). The proceeds of the offering of the Trust Preferred Securities were used by the Trust to purchase, from the Company, Subordinated Debentures due December 31, 2031. The Company used the proceeds from the offering of the Subordinated Debentures to fund the $26.9 acquisition cost for Commerce Exchange Corporation. The remaining net proceeds are being used to repay outstanding debt and to fund the Company’s continuing repurchase of its common stock. For further information, refer to Note 16.

On September 4, 2002, the Corporation acquired Stouffer-Herzog Insurance Agency (Stouffer-Herzog), an insurance agency located in Ashtabula, Ohio, in a transaction accounted for as a purchase under SFAS No. 141. Goodwill of $1.3 million was recorded in connection with the acquisition. Additionally, a customer list intangible asset of $978 was recorded and is being amortized on a straight-line basis over 18 years. Second Bancorp paid $1.98 million through the issuance of common stock to the shareholders’ of Stouffer-Herzog for all the outstanding shares of Stouffer-Herzog common stock. Merger expenses incurred in 2002 as a result of the Stouffer-Herzog acquisition totaled $134 and consisted primarily of consulting fees.

The condensed balance sheet at fair value of Stouffer-Herzog as of the acquisition date was as follows:

Assets:
Cash and due from banks	$395
Other assets	636

Total assets	$1,031

Liabilities and capital:
Current liabilities	$599
Long-term liabilities	149
Capital	283

Total liabilities and capital	$1,031

Net income in 2002 was impacted by a $2,096 expense for the execution of a banking center reconfiguration strategy. The strategy is designed to improve the overall growth potential and profitability of the retail banking center network. The cost recognized in 2002 included the costs to close two facilities, the costs to close four facilities that will be consolidated into two larger, more accessible facilities and the costs to close two facilities, which are being relocated to larger, more accessible locations. The strategy also includes the sale of two remote banking centers which closed in February 2003 and the opening of a new banking center in a new market, projected to occur in 2003.

4. Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amounts of those reserve balances for the years ended December 31, 2002 and 2001 were approximately $1,988 and $1,967, respectively, which represents compensating balances for services provided by the Federal Reserve Bank.

5. Securities

The following is a summary of securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2002	Cost	Gains	Losses	Value

Available for Sale:
U. S. Treasury securities and obligations of other U. S. government agencies and corporations	$28,438	$1,322	$—	$29,760
Obligations of states and political subdivisions	63,485	3,482	(40)	66,927
Corporate securities	68,068	2,709	(2,719)	68,058
Mortgage-backed securities	326,011	7,247	—	333,258

Total debt securities	486,002	14,760	(2,759)	498,003
Equity securities	25,641	107	(82)	25,666

Total available-for-sale securities	$511,643	$14,867	$(2,841)	$523,669

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2001	Cost	Gains	Losses	Value

Available for Sale:
U. S. Treasury securities and obligations of other U. S. government agencies and corporations	$27,940	$1,137	$(29)	$29,048
Obligations of states and political subdivisions	67,068	1,476	(333)	68,211
Corporate securities	89,924	1,737	(1,874)	89,787
Mortgage-backed securities	207,883	4,145	(933)	211,095

Total debt securities	392,815	8,495	(3,169)	398,141
Equity securities	19,288	159	(92)	19,355

Total available-for-sale securities	$412,103	$8,654	$(3,261)	$417,496

Accumulated unrealized gain in other comprehensive income, net of tax is $7,838, $3505 and $281 for the years ended December 31, 2002, 2001 and 2000, respectively.

There were no holdings of trading securities at December 31, 2002 and 2001. The amortized cost and estimated market value of securities at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Under 1 year	$2,479	$2,503
1 to 5 years	23,734	25,142
5 to 10 years	58,627	62,530
Over 10 years	75,151	74,570

	159,991	164,745
Mortgage-backed securities	326,011	333,258
Equity securities	25,641	25,666

Total available-for-sale securities	$511,643	$523,669

Information relating to sales of available-for-sale securities for the three years ended December 31, 2002 is as follows:

	2002	2001	2000

Proceeds from sales of available-for-sale securities	$253,852	$76,420	$138,831

Gross realized gains	$2,120	$724	$961
Gross realized losses	1,528	82	3,360
Income tax associated with net gains (losses)	207	225	(816)

After tax gains (losses)	$385	$417	$(1,583)

Impact on earnings per share	$0.04	$0.04	$(0.15)

At December 31, 2002 and 2001, securities with a carrying value of $364,973 and $252,074, respectively, were pledged to secure repurchase agreements, deposits of public funds and for other purposes.

6. Loans

Loans consist of the following:

December 31	2002	2001

Commercial	$542,691	$508,579
Consumer	322,841	316,097
Real estate mortgage	249,946	247,221
Real estate construction	52,313	49,995

Total	$1,167,791	$1,121,892

The Bank also has granted loans to officers and directors of both the Corporation and the Bank and their associates (“Related Party Loans”). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amounts of these loans were $8,841 and $14,045 at December 31, 2002 and 2001, respectively. New loans and advances totaled $727 and payments were $1,728 in 2002. Loans to directors who left the Corporation in 2002 totaled $4,203. During 2002, the Bank leased one of its banking centers from a partnership that is 50% owned by a director emeritus of the Corporation. The fair market annual rental rate on the lease totals $40 and expires in 2004.

7. Asset Quality

Allowance for Loan Losses
Changes in the allowance for loan losses for each of the last three years ended December 31 were as follows:

	2002	2001	2000

Balance at beginning of year	$16,695	$15,217	$11,169
Charge-offs	(6,584)	(6,471)	(4,059)
Recoveries	1,325	1,353	978

Net charge-offs	(5,259)	(5,118)	(3,081)
Provision for loan losses	6,159	4,718	7,129
Acquired provision balances	—	1,878	—

Balance at end of year	$17,595	$16,695	$15,217

Allowance for loan losses as a percent of total loans	1.51%	1.49%	1.42%

Non-accrual, Past-due and Restructured Loans (Non-performing Loans)
Non-accrual loans are loans that are no longer accruing interest at the discretion of Management. This occurs when Management determines that the borrower can no longer service the debt, but the loan is adequately secured with collateral or the borrower will be able to repay the principal of the loan in the future. Past-due loans are loans with principal payments more than 90 days past due. Both interest and principal are expected to be repaid. Restructured loans include loans whose original terms were redesigned to allow the customer to remain current and repay the loan. Also listed is other real estate owned which represents real estate acquired through the default of loans. The Bank’s practice is to carry other real estate owned at the lower of cost or fair market value, less estimated costs to sell.

December 31	2002	2001

Non-accrual loans	$13,123	$5,004
Past-due loans	5,692	5,304
Restructured loans	378	258

Total	$19,193	$10,566

Percent of total loans at year end	1.64%	0.94%
Other real estate owned (net of reserve)	$1,371	$1,399

Interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans in the above schedule amounted to $1,229 and $398 in 2002 and 2001, respectively. No interest income was realized on these loans for 2002 or 2001, respectively. Loans that were considered to be impaired under SFAS No. 114 totaled $13,123 and $5,004 as of December 31, 2002 and 2001, respectively, all of which were included in non-performing assets as of those dates. The average balance of impaired loans was $8,114 in 2002 and $4,888 in 2001. The related allowance allocated to impaired loans for 2002 and 2001 was $3,829 and $2,169, respectively.

8. Significant Concentration of Credit Risk

Most of the Bank’s business activity is with customers located within the state of Ohio. As of December 31, 2002, the Bank had a concentration in commercial real estate loans totaling approximately $366,623, approximately 67.7% of which were owner-occupied businesses, including restaurants and nursing homes within the Bank’s market area. Of the $366,623 of commercial real estate loans, $3,674 or 1.00% were on non-accrual status as of December 31, 2002.

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

The following table presents the estimates of fair value of financial instruments:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$122,271	$122,271	$64,853	$64,853
Securities	523,669	523,669	417,496	417,496
Loans	1,167,791	1,166,701	1,121,892	1,142,376
Allowance for loan losses	(17,595)	—	(16,695)	—
Servicing assets	12,403	12,403	8,722	9,253
Interest rate floor	375	375	—	—
Liabilities:
Demand deposits-non-interest bearing	179,714	179,714	144,953	144,953
Demand deposits-interest bearing	103,583	103,583	105,221	105,221
Savings deposits	405,437	405,437	276,628	276,628
Time deposits	506,378	518,121	596,329	602,870
Federal funds purchased and securities sold under agreements to repurchase	138,796	138,796	107,279	107,279
Note payable	7,000	7,000	—	—
Other borrowed funds	3,863	3,863	5,853	5,853
FHLB advances	365,844	405,984	275,152	323,222
Corporation-obligated mandatorily redeemable obligations of subsidiary trust	30,495	35,389	30,442	33,514
Interest rate swap liability	258	258	247	247

Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments:

Cash and Cash Equivalents
The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair value.

Securities
Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans
Variable-rate loans that reprice frequently are assumed to have a short-duration period, yielding a fair value that approximates the carrying value. The fair values for other loans are estimated using a discounted cash flow calculation.

Servicing Assets
The fair value of servicing assets was determined via an independent valuation from a third party. Included in the valuation were assumptions regarding prepayment speeds, discount rates, servicing costs, delinquency, ancillary income and foreclosure costs arrived at from third party sources and internal historical records.

Interest Rate Floor
The fair values disclosed are from quoted market prices determined by the floor counterparty.

Deposit Liabilities
The fair values disclosed for demand deposits and interest bearing demand and savings deposit accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for time deposits are estimated using a discounted cash flow calculation. Variable-rate time deposits that reprice frequently are assumed to have a short-duration period, yielding a fair value that approximates the carrying value.

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings
The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate their fair values.

FHLB Advances
The fair value for the FHLB advances was determined using a discounted cash flow calculation.

Corporation-Obligated Mandatorily Redeemable Obligations of Subsidiary Trust
The fair value for the Corporation-obligated mandatorily redeemable obligations of subsidiary trust was based on market prices of comparable instruments.

Interest Rate Swap Liability
The fair value represents the estimated amounts the Corporation would receive or pay to terminate the contracts, taking into account current interest rates.

10. Premises and Equipment

The following is a summary of bank premises and equipment accounts as of December 31:

	2002	2001

Land and buildings	$7,993	$6,437
Leasehold improvements	9,558	10,491
Furniture and equipment	28,923	27,147

	46,474	44,075
Less:
Accumulated depreciation and amortization	29,842	27,659

Total	$16,632	$16,416

11. Goodwill and Intangible Assets

The carrying amount for goodwill and intangible assets as of December 31 is as follows:

	2002	2001

Goodwill	$16,708	$14,645
Core deposit intangible	2,764	3,211
Customer list intangible	950	—

Total	$20,422	$17,856

Core deposit intangible accumulated amortization as of December 31, 2002 is $6,871. Core deposit intangible amortization expense for 2002 and 2001 was $447 and $190, respectively. Amortization expense for the customer list intangible was $28 in 2002.

Future core deposit intangible and customer list intangible amortization expense is as follows for the years ended December 31:

	Core Deposit	Customer List
	Intangible	Intangible

2003	$417	$83
2004	350	79
2005	344	74
2006	340	70
2007	336	67

The changes to the carrying amount of goodwill are as follows:

	2002	2001

Balance at January 1	$14,645	$1,154
Goodwill acquired during the year	1,319	13,678
Adjustments for specific identification	744	—
Impairment	—	—
Amortization expense	—	(187)

Balance at December 31	$16,708	$14,645

As of December 31, 2002, goodwill was allocated to the Corporation’s lines of business as follows: Mortgage $0; Commercial $11,611; Retail $3,778; Parent and other $1,319.

12. Servicing Assets

Servicing assets consisted of the following as December 31, 2002 and 2001:

	2002	2001

Mortgage servicing assets	$11,967	$8,313
Other servicing assets	436	409

Total	$12,403	$8,722

At December 31, 2002, 2001 and 2000, the Corporation serviced mortgage loans for others totaling $1,319,645, $812,774 and $472,120, respectively. Following is an analysis of the activity for capitalized mortgage loan servicing assets during the years ending December 31:

	2002	2001	2000

Balance at January 1	$8,313	$4,065	$3,490
Additions	11,342	6,270	1,340
Sales	—	—	—
Amortizations	(4,704)	(1,212)	(765)
Change in valuation allowance	(2,984)	(810)	—

Balance at December 31	$11,967	$8,313	$4,065

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future cash flows, taking into consideration several different variables including discount rate, investor type, product type, interest rate, escrow balances, delinquencies, servicing fees and costs and prepayment speeds. The expected and actual rate of mortgage loan prepayments is the most significant factor affecting the value of mortgage servicing assets. The risk characteristics used to stratify the recognized servicing assets include method of origination and interest rate. The fair value of the servicing assets was $11,967, $8,844 and $5,385 as of December 31, 2002, 2001 and 2000, respectively. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing assets for the years ended December 31:

	2002	2001	2000

Balance at January 1	$810	$—	$—
Additions	2,984	810	—
Reductions	—	—	—

Balance at December 31	$3,794	$810	$—

At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of mortgage servicing assets to immediate 10% and 20% adverse changes in those assumptions are presented in the table that follows. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing assets is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment rate estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Fair value	$11,967
Expected weighted average life (in years)	3.6
Prepayment rate (annual PSA)	380
Decrease in fair value from 10% adverse change	$725
Decrease in fair value from 20% adverse change	$1,323
Discount rate	9.04%
Decrease in fair value from 10% adverse change	$308
Decrease in fair value from 20% adverse change	$558

The Corporation also services Small Business Administration (SBA) loans for others totaling $16,414 and $13,112 as of December 31, 2002 and 2001, respectively. Amounts capitalized as originated servicing assets were $185, $144, and $191 in 2002, 2001 and 2000, respectively. Capitalized servicing assets amortized were $157, $108 and $103 in 2002, 2001 and 2000, respectively.

13. Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

The Corporation has the availability to borrow $33 million from correspondent banks as overnight federal funds purchased. There were no federal funds purchased at December 31, 2002 or 2001. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U. S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $161,998 and $107,160 as of December 31, 2002 and 2001, respectively. The securities are held in the Corporation’s safekeeping account at the Federal Reserve Bank. Although there were no repurchase agreements with approved brokers outstanding at December 31, 2002, the Corporation previously maintained such balances, which were collateralized by U. S. Treasury and government agency securities held by the broker. The following table summarizes certain information relative to these borrowings:

	2002	2001

Outstanding at December 31	$138,796	$107,279
Weighted-average interest rate at December 31	1.56%	3.58%
Maximum amount outstanding as of any month end	$178,536	$133,743
Average amount outstanding	$134,374	$109,476
Approximate weighted-average interest rate during the year	1.84%	3.40%

14. Notes Payable

As of December 31, 2002, the Corporation had $20 million in unsecured lines of credit with two correspondent banks. The lines are renewable annually and bear interest at a floating rate based on several indices including LIBOR, federal funds or prime rate. As of December 31, 2002, the Corporation had $7 million in outstanding notes payable to a correspondent bank. There were no outstanding balances for notes payable as of Dec. 31, 2001.

15. Other Borrowed Funds and Federal Home Loan Bank Advances

The Corporation has a Treasury Note Option Agreement with the Federal Government, which allows the Corporation to hold funds deposited by customers for treasury and tax payments to the Government up to a self-imposed limit of $6,000. Federal Home Loan Bank (FHLB) advances are primarily collateralized by all shares of FHLB stock and a portion of the Corporation’s qualified mortgage loan portfolio, and are used to fund mortgage loan originations of the Corporation and as a regular funding source. As of December 31, 2002, the book value of pledged collateral totaled $506 million and consisted of $331 million in residential mortgage loans, $55 million in home equity loans, $35 million in junior lien installment loans and $85 million in various securities. As of December 31, 2001, the book value of pledged collateral was $396 million and consisted of $314 million in residential mortgage loans, $48 million in home equity loans and $34 million in junior lien installment loans. The detail of these borrowings on December 31, 2002 and 2001 is as follows:

		Balance
	Current Interest
Description	Rates	2002	2001

Other borrowed funds	1.21%	$3,863	$5,853
Fixed rate FHLB advances with monthly principal and interest payments Advances with contractual maturities within one year	4.88% to 5.82%	$10,000	$113,139
Fixed rate FHLB advances with monthly principal and interest payments Advances with contractual maturities over one year until 2012	3.19% to 6.87%	$348,844	$155,013
Variable rate FHLB advance with monthly interest payments Advance due in 2005	1.33%	$7,000	$7,000

The Bank has a number of FHLB advances with fixed rates that have a convertible date prior to their contractual maturity date. In an increasing rate environment, these advances may be subject to their convertible date.

The table below provides a maturity distribution for the Corporation’s $396,339 long-term debt, which includes the FHLB advances and the Corporation-obligated mandatorily redeemable capital securities of subsidiary trust discussed in Note 16:

2003	$10,000
2004	8,000
2005	7,000
2006	5,000
2007	45,844
Thereafter	320,495

16. Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust

The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trust hold solely junior subordinated debt securities of the Corporation (the “debentures”). The capital securities were issued in 2001 by a statutory business trust, Second Bancorp Capital Trust I, of which 100% of the common equity of the trust is owned by the Corporation. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a per annum rate of 9%, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on December 31, 2006 and mature on December 31, 2031. The amount outstanding, net of offering costs, as of December 31, 2002 and 2001, were $30,495 and $30,442, respectively.

The effect of the capital securities will impact several key performance indicators of the Corporation’s future financial results. Among those ratios impacted will be the net interest margin, which is expected to decline with the addition of the capital trust securities.

17. Shareholders’ Equity

During 2000, the Board of Directors authorized an increase to 600,000 the number of authorized shares to be repurchased. The repurchase of the 600,000 shares authorized was completed on October 11, 2000. The Board of Directors subsequently authorized the repurchase of up to 2% of shares outstanding annually. During 2000, 79,800 shares had been repurchased bringing the total shares in treasury to 730,200 as of December 31, 2000. During 2001, 153,294 shares had been repurchased bringing the total shares in treasury to 883,494 as of December 31, 2001. In 2002, the Board of Directors authorized an additional 500,000 shares for repurchase, supplementing the annual 2% repurchase authorization. During 2002, 395,515 shares had been repurchased bringing the total shares in treasury to 1,279,009 as of December 31, 2002.

Regulatory Restrictions and Capital Ratios
Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net profits from the preceding two years. As of December 31, 2002, the Bank had retained earnings of $88,717, of which none was available for distribution to the Corporation as dividends without prior regulatory approval. Regulatory approval was received in 2002 to provide a $21 million special dividend that was utilized to facilitate a capital conversion at the subsidiary Bank level.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2002 and 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the Bank’s category.

The consolidated Corporation’s and the subsidiary Bank’s actual capital amounts and ratios are presented in the table.

					To Be Well-Capitalized
					Under
			For Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total capital (to risk-weighted assets):
Second Bancorp	$154,464	12.2%	>/=$101,689	>/=8.0%	N/A	N/A
Second National Bank	159,419	12.7	>/=100,299	>/=8.0	>/=$125,375	>/=10.0%
Tier I capital (to risk-weighted assets):
Second Bancorp	138,554	10.9	>/=50,845	>/=4.0	N/A	N/A
Second National Bank	143,723	11.5	>/=50,150	>/=4.0	>/=75,224	>/=6.0
Tier I leverage:
Second Bancorp	138,554	7.7	>/=72,164	>/=4.0	N/A	N/A
Second National Bank	143,723	8.2	>/=70,235	>/=4.0	>/=87,794	>/=5.0
As of December 31, 2001:
Total capital (to risk-weighted assets):
Second Bancorp	$152,550	12.6%	>/=$96,869	>/=8.0%	N/A	N/A
Second National Bank	149,170	12.3	>/=96,730	>/=8.0	>/=$120,913	>/=10.0%
Tier I capital (to risk-weighted assets):
Second Bancorp	137,395	11.4	>/=48,434	>/=4.0	N/A	N/A
Second National Bank	134,036	11.1	>/=44,365	>/=4.0	>/=72,548	>/=6.0
Tier I leverage:
Second Bancorp	137,395	8.2	>/=66,689	>/=4.0	N/A	N/A
Second National Bank	134,036	8.1	>/=66,289	>/=4.0	>/=82,861	>/=5.0

18. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000

Numerator for basic and diluted earnings per share:
Net income	$18,000	$17,080	$6,134

Denominator:
Denominator for basic earnings per share-weighted average shares	9,905,832	10,013,068	10,247,025
Effect of dilutive securities:
Employee stock options	134,169	66,937	24,523

Denominator for diluted earnings per share — adjusted weighted average shares	10,040,001	10,080,005	10,271,548

Basic earnings per share	$1.82	$1.71	$0.60

Diluted earnings per share	$1.79	$1.69	$0.60

Excluding the effect of the accounting change associated with the transition adjustment related to the adoption of SFAS No. 133, net income in 2001 was $17,181 resulting in basic and diluted earnings per share of $1.72 and $1.70, respectively.

19. Federal Income Taxes

The Corporation’s federal income tax provision in the accompanying statements of income differs from the statutory rate as follows:

	2002	2001	2000

Statutory rate	35%	35%	34%
Income before federal income taxes (1)	$24,230	$23,061	$6,310
Tax at statutory rate	$8,481	$8,071	$2,146
Non-taxable interest	(1,350)	(1,480)	(1,188)
Increase in cash surrender value–life insurance	(573)	(545)	(496)
Disallowed interest expense	163	245	248
Other items, net	(491)	(411)	(534)

	$6,230	$5,880	$176

(1)	Excludes the cumulative effect adjustment of accounting change for SFAS No. 133 for 2001. The pre-tax amount was $(155) with a tax benefit of $54.

Significant components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

	2002	2001

Deferred tax assets:
Provision for loan losses	$6,017	$5,685
Valuation allowance mortgage servicing assets	1,328	284
Banking center reconfiguration expense	719	—
Non-accrual interest	633	380
Other	1,439	1,500

Total deferred tax assets	10,136	7,849
Deferred tax liabilities:
Capitalized mortgage servicing assets	5,358	2,918
SFAS No. 115 adjustment	4,209	1,887
FHLB dividends	2,619	2,326
Goodwill and intangible amortization	693	332
Other	524	343

Total deferred tax liabilities	13,403	7,806

Net deferred tax (liability) asset	$(3,267)	$43

20. Employee Benefit Plans

The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. The benefits are based on a percentage of the employee’s average annual earnings multiplied by completed years of continuous service. The Corporation’s funding policy is to contribute annually an amount between the minimum required and the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The plan assets at December 31, 2002 are invested primarily in common stock, preferred stock, corporate bonds and cash. Included in those investments for the last two-year ends are 16,762 shares of Corporation’s common stock with a market value of $444 and $362 as of December 31, 2002 and 2001, respectively. The Bank also has a supplemental retirement deferred benefit plan for certain employees, which provides benefits in excess of the defined benefit plan.

The following table sets forth the plan’s pension benefits:

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$10,762	$8,802
Service cost	901	727
Interest cost	802	694
Amendments	—	15
Actuarial loss	1,582	965
Disbursements	(346)	(441)

Benefit obligation at end of year	$13,701	$10,762

Change in plan assets:
Fair value of plan assets at beginning of year	$9,593	$10,956
Actual return on plan assets	(990)	(1,008)
Employer contribution	86	86
Disbursements	(346)	(441)

Fair value of plan assets at end of year	$8,343	$9,593

Funded status	$(5,358)	$(1,169)
Unrecognized net actuarial loss	3,989	350
Unrecognized prior service cost	14	15
Unrecognized initial net obligation	(6)	(28)

Net amount recognized	$(1,361)	$(832)

Accrued pension liability	$(3,021)	$(990)
Accumulated other comprehensive income	1,660	158

Net amount recognized	$(1,361)	$(832)

Weighted average assumptions as of December 31:
Discount rate	6.75%	7.375%
Expected return on plan assets	9.75%	9.75%
Rate of compensation increase	Age-	Age-
	graded	graded

	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$901	$727	$617
Interest cost	802	694	594
Expected return on plan assets	(1,076)	(1,008)	(832)
Amortization of prior service cost	1	6	6
Amortization of initial net asset	(22)	(21)	(21)
Recognized net actuarial loss (gain)	10	(109)	(181)

Net periodic pension expense	$616	$289	$183

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the nonqualified pension plan with accumulated benefit obligations in excess of plan assets were $12,741, $10,465 and $8,343, respectively, as of December 31, 2002, and $9,949, $8,146 and $9,594 respectively as of December 31, 2001. The actual return on plan assets in 2002 represented a 10.3% decline in the fair value of plan assets. The decline is attributable to the reduction in the values of plan equity investments during the year. Management will reduce the expected return on plan assets to 9% for the calculation of the 2003 net periodic pension expense.

The Corporation also maintains two nonqualified supplemental retirement plans for certain key employees. The plans’ benefits are unfunded and any payments to the plan participants are made by the Corporation. The projected benefit obligation, accumulated benefit obligations and fair value of plan assets for the nonqualified pension plan with accumulated benefits obligations in excess of plan assets were $960, $856, and $0, respectively, as of December 31, 2002, and $813, $782, and $0, respectively as of December 31, 2001. For the years ended December 31, 2002, 2001 and 2000, expenses related to these plans were $149, $95 and $62, respectively.

The Bank also sponsors a defined contribution benefit plan covering substantially all eligible employees of the Bank. The Bank voluntarily contributes 75% of the participants’ contribution to a maximum of 4.5% of the participants’ compensation. Participants, at their discretion, may invest in several investment funds or a stock fund consisting solely of the Corporation’s common stock. The Bank’s contribution is initially limited to the stock fund, however participants may choose to reallocate the investments at any time. Contributions in 2002, 2001 and 2000 were $626, $524 and $442, respectively. The Board of Directors of the Corporation has authorized the issuance of 99,000 shares of the Corporation’s common stock for use in the Bank’s defined contribution benefit plan. As of December 31, 2002, none of the shares authorized have been issued.

21. Stock Options and Awards

Stock Options
The Corporation maintains incentive and non-qualified stock option plans that allow for stock based awards to eligible employees and directors. Through February 1998, the Corporation issued incentive stock options that were exercisable in one year after issuance and expire after ten years. The maximum annual grant was 7,500 shares per employee. The plan was terminated in May 1998 when the non-qualified stock option plan was approved. In 1998, the non-qualified plan authorized 650,000 shares of common stock to be reserved and subject to issuance. In April 2002, the plan was amended with shareholder approval to increase by 450,000 the number of authorized shares. As of December 31, 2002, the non-qualified plan had 477,000 authorized and un-issued shares remaining. Until January 2001, the maximum annual grant was 10,000 shares per employee and 1,000 shares per director. The awards currently have no maximum. The options are also exercisable one year after issuance and expire after ten years.

The weighted-average fair value of the options granted during 2002, 2001 and 2000 was $5.38, $3.85 and $3.68, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Risk-free interest rate	3.0%	4.0%	5.5%
Dividend yield	3.0%	3.0%	4.0%
Volatility factor of expected market price of Corporation’s common stock	.289	.302	.301
Weighted-average expected life	6 years	6 years	6 years

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

A summary of stock option activity is as follows:

	Number	Option Price
	Of Shares	Per Share	Total

Outstanding at
December 31, 1999	360,750	$7.33-$25.44	$7,593
Granted	92,000	13.66-22.34	1,412
Forfeited	(54,050)	13.44-25.44	(1,281)
Exercised	(2,500)	13.44	(34)

Outstanding at
December 31, 2000	396,200	7.33-25.44	7,690
Granted	197,500	14.44-20.19	2,943
Forfeited	(5,500)	22.13-25.44	(125)
Exercised	(47,500)	7.33-13.66	(540)

Outstanding at December 31, 2001	540,700	10.58-25.44	9,968
Granted	167,000	23.27-26.32	3,928
Exercised	(127,300)	10.56-22.72	(1,795)

Outstanding at December 31, 2002	580,400	$13.44-$26.32	$12,101

Exercisable at December 31, 2002	413,400	$13.44-$25.44	$8,173

As of December 31, 2002, outstanding options weighted-average exercise price was $20.85 and weighted-average remaining contractual life was 7.4 years.

Restricted Stock Awards
The restricted stock plan provides for the issuance of up to 50,000 shares of common stock to key employees. The restriction expires after five years and the Corporation recognizes expense over the restricted period. Compensation expense recognized in 2002, 2001 and 2000 totaled $104, $72 and $32, respectively. At December 31, 2002, there were 22,420 authorized and un-issued shares remaining.

A summary of restricted stock activity is as follows:

	Number	Price Per
	Of Shares	Share	Value

Outstanding at December 31, 2000	23,460	$16.38-$32.63	$424
Granted	1,500	21.38- 21.82	33
Forfeited	(3,500)	16.38-19.00	(58)

Outstanding at December 31, 2001	21,460	16.38-32.63	399
Granted	6,120	20.56-27.10	150

Outstanding at December 31, 2002	27,580	$16.38-$32.63	$549

22. Parent Company

Condensed financial information of Second Bancorp Incorporated (Parent Company only) is as follows:

Condensed Balance Sheets

December 31	2002	2001

Assets:
Cash	$486	$1,227
Available-for-sale securities	1,011	1,040
Loans	557	586
Investment in and advances to subsidiaries, at equity in underlying value of their net assets	172,142	156,318
Fixed assets	3	4
Other assets	2,886	2,348

Total assets	$177,085	$161,523

Liabilities and Shareholders’ Equity:
Accrued and other liabilities	$2,266	$1,792
Note payable	7,000	—
Subordinated debentures of non-bank subsidiary	31,485	31,432
Shareholders’ Equity:
Common stock, no par value; 30,000,000 shares authorized; 11,041,263 and 10,832,810 shares issued, respectively	41,763	37,453
Treasury stock, 1,279,009 and 883,494 shares, respectively	(27,180)	(16,798)
Other comprehensive income	6,656	3,434
Retained earnings	115,095	104,210

Total liabilities and shareholders’ equity	$177,085	$161,523

Condensed Statements of Income

Years ended
December 31	2002	2001	2000

Income:
Cash dividends from subsidiaries	$30,790	$8,150	$7,952
Interest income	99	161	259
Trading account losses	—	(10)	(309)
(Losses) gains on sale of securities	(56)	37	(10)
Other income	169	—	9

Total income	31,002	8,338	7,901
Expenses:
Interest expense	3,060	796	25
Merger costs	134	305	—
Other expenses	966	962	2,108

Total expenses	4,160	2,063	2,133
Income before income taxes and equity in undistributed earnings of subsidiaries	26,842	6,275	5,768
Income tax benefit	1,403	739	780

Income before and equity in undistributed earnings of subsidiaries	28,245	7,014	6,548
Equity in undistributed (loss) income of subsidiaries	(10,245)	10,066	(414)

Net income	$18,000	$17,080	$6,134

Condensed Statements of Cash Flows

Years ended December 31	2002	2001	2000

Operating Activities:
Net income	$18,000	$17,080	$6,134
Less: Equity in undistributed net loss (income) of subsidiary	10,245	(10,066)	414
Depreciation	1	2	13
Net decrease (increase) in trading account securities	—	328	(328)
Loss (gain) on sale of securities	55	(37)	10
Donation of securities to foundation	75	—	—
Gain on disposal of equipment and other assets	(169)	—	(9)
Amortization of debt issuance costs	53	13	—
Other (net)	(128)	(25)	(818)

Cash provided by operations	28,132	7,295	5,416

Investing Activities:
Repayment of loan to subsidiary	—	—	11,000
Net decrease in loans	29	26	26
Sale of securities	—	417	17
Purchase of securities	(55)	—	(126)
Acquisition of subsidiaries	(1,979)	(26,926)	—
Investment in subsidiaries	(21,000)	(990)	—
Sale of premises and equipment other assets	319	—	11
Purchase of premises and equipment	—	—	(5)

Cash (used by) provided by investing activities	(22,686)	(27,473)	10,923

Financing Activities:
Issuance of note payable	7,000	—	1,000
Repayment of note payable	—	(1,000)	(4,000)
Issuance of subordinated debentures to non-bank subsidiary	—	31,419	—
Net issuance of common stock	4,310	518	(31)
Purchase of treasury stock	(10,382)	(2,851)	(6,807)
Payment of dividend	(7,115)	(6,798)	(6,518)

Cash (used by) provided by financing activities	(6,187)	21,288	(16,356)

(Decrease) increase in cash	(741)	1,110	(17)
Cash at beginning of year	1,227	117	134

Cash at end of year	$486	$1,227	$117

23. Derivative Instruments

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

On January 1, 2001, the Corporation adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires all derivative instruments to be carried at fair value on the balance sheet. As a result of adopting the new standard, the Corporation recorded amounts with establishing the fair values of the derivatives and hedged items on the balance sheet. A pre-tax transition loss of $155, or $101 after tax, was recorded in the income statement net of tax as a cumulative effect of accounting change to establish the fair value hedge relationships. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be reported in the financial statements. In order to reduce the earnings volatility that would result from having to recognize in earnings the fair value of certain derivative instruments used to hedge risks associated with financial instruments carried at fair value, SFAS No. 133 provides special hedge accounting provisions. The provisions permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivatives in interest income on commercial loans and interest expense on FHLB advances. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Corporation usually designates derivative instruments used to manage interest rate risk into SFAS No. 133 hedge relationships with specific assets, liabilities or cash flows being hedged.

As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency or implied volatility has on the value of a financial instrument. The risk is periodically measured as part of the Corporation’s overall market risk monitoring process, which includes the use of earnings simulation and net present value estimation.

Credit risk is the risk that a counter party to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding and monitoring the size and the maturity structure of the derivative portfolio.

Fair Value Hedges
During 2002, the Corporation utilized pay-fixed interest rate swaps for commercial loans for changes in interest rates. The swaps have a $3.6 million notional amount with a $(258) fair market value as of December 31, 2002 with no net ineffectiveness hedge gain or loss. As of December 31, 2001, the swap had a fair market value of $(247). Previously, the Corporation utilized interest rate caps to mitigate the risk of increased borrowing costs associated with convertible features of certain FHLB advances. The caps were terminated during 2001 with no impact on future year’s earning and $72 in expense recognized in 2001.

Cash Flow Hedges
During 2001, the Corporation hedged cash flow variability related to floating rate loans. The Corporation used interest rate floors to mitigate the risk of a decline in interest receipts on floating rate loans due to a decline in the Bank’s prime rate. During 2001, the Corporation recognized $217 in income from the effectiveness of the floors with an additional $390 to be amortized into income over the remaining term of the floors, which was generated when the floors were terminated during 2001.

Other Derivatives
During 2002, the Corporation utilized interest rate floors to mitigate the risk of changes in the valuation of mortgage servicing assets. At December 31, 2002, the floors had a fair value of $375 based on a $300 million notional value and a remaining life of 1.9 years.

24. Commitments and Contingent Liabilities

Loan Commitments
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

The Bank’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows:

	2002	2001

Commercial	$162,892	$108,810
Real Estate	32,231	29,600
Consumer	68,967	57,944
Standby Letters of Credit	18,020	4,796

Total	$282,110	$201,150

Lease Agreements
The Bank has entered into lease agreements covering its main office, several branch locations and equipment for various periods through 2014, with options to renew. Also, the Bank has the option to purchase the main office facility before two optional periods at the fair market value in existence at that time.

Future minimum commitments under non-cancelable operating leases are as follows:

2003	$2,431
2004	2,206
2005	2,276
2006	2,139
2007	1,955
Thereafter	6,419

Included in the schedule above are costs totaling $234, $197, $155, $155, $155 and $751, respectively, for the years shown that were expensed in 2002, due to the banking center reconfiguration strategy that included closure and consolidation of several facilities.

Rentals under operating leases and data processing costs amounted to $3,362, $3,214 and $3,020 in 2002, 2001 and 2000, respectively.

Low Income Housing Project
In 1993, the Bank began investing in low-income housing tax credit projects designed to provide affordable housing for Ohio communities. The Bank has invested $1,995 to date and is realizing tax credits and tax savings from the investments. The Bank is committed to invest another $4,005 to the fund over the next several years.

Commitments

Amount of
commitment		Less		After
Expiration by		Than 1	2-5	5
period	Total	Year	Years	Years

Commitments to lend-commercial	$162,892	$156,861	$6,031	$—
Commitments to lend-residential real estate	32,231	32,231	—	—
Commitments to lend-consumer	68,967	68,967	—	—
Standby letters of credit	18,020	2,632	15,125	263

Total	$282,110	$260,691	$21,156	$263

There are no recourse provisions with third parties or balances recorded for the standby letters of credit at December 31, 2002.

25. Line of Business Reporting

Management began using line of business reporting on January 1, 2002. Management previously was developing the system and allocation methodology used in the line of business reporting structure. The Corporation operates three major lines of business: Retail, Commercial and Mortgage.

Retail includes deposit gathering, direct and indirect consumer lending along with a minor amount of small business banking services. Commercial includes credit and related financial services to small- to large- sized corporations and businesses. Mortgage includes mortgage banking activities, including the ownership, origination, sale and servicing of mortgages.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those for the Corporation.

The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units’ assets and liabilities are matched-funded and interest rate risk is centrally managed. Transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations.

Parent and other are primarily comprised of the results of the investment funding activities, inter-segment revenue (expense) eliminations and unallocated corporate income and expense. Operating results of the business units are discussed in the Line of Business Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Selected financial information by line of business is included in the table below:

				Parent
	Mortgage	Commercial	Retail	And Other	Consolidated

Interest income	$19,770	$31,645	$27,116	$26,797	$105,328
Interest expense	—	—	(30,028)	(20,784)	(50,812)
Transfer pricing	(14,053)	(17,970)	32,111	(88)	—
Loan fees	175	1,347	458	(36)	1,944

Net interest margin	5,892	15,022	29,657	5,889	56,460
Provision for loan losses	(345)	(2,560)	(3,254)	—	(6,159)
Non-interest income	6,481	1,749	9,095	6,100	23,425
Non-interest expense-direct	(3,138)	(4,218)	(17,419)	(24,721)	(49,496)

Direct contribution	8,890	9,993	18,079	(12,732)	24,230
Allocations	(2,633)	(742)	(16,352)	19,727	—

Income before taxes	6,257	9,251	1,727	6,995	24,230
Income taxes	—	—	—	(6,230)	(6,230)

Net income	6,257	$9,251	$1,727	$765	$18,000

Average assets	$302,551	$470,144	$368,990	$612,471	$1,754,156

Report of Independent Auditors

To the Shareholders and Board of Directors of Second Bancorp Incorporated:

We have audited the accompanying consolidated balance sheets of Second Bancorp Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Bancorp Incorporated and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cleveland, Ohio
January 23, 2003

Report of Management

Financial Statements
Management is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2002 and the year then ended. The consolidated financial statements of Second Bancorp Incorporated have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include some amounts that are based on judgments and estimates of Management.

Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States and the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (call report instructions). The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the Bank’s internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States and call report instructions as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes The Second National Bank of Warren maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States and call report instructions as of December 31, 2002.

Compliance With Laws And Regulations
Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed compliance by The Second National Bank of Warren with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that the Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2002.

/s/ Rick L. Blossom
R. L. (Rick) Blossom
President and Chief Executive Officer

/s/ David L. Kellerman
David L. Kellerman
Treasurer

Warren, Ohio
January 23, 2003

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held April 17, 2003 (the “Proxy Statement”). Such Proxy Statement has been filed with the Securities and Exchange Commission on March 5, 2003. Information regarding executive officers is included under item 4a hereof.

Item 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held April 17, 2003 (the “Proxy Statement”). Such Proxy Statement has been filed with the Securities and Exchange Commission on March 5, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held April 17, 2003 (the “Proxy Statement”). Such Proxy Statement has been filed with the Securities and Exchange Commission on March 5, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to Second Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held April 17, 2003 (the “Proxy Statement”). Such Proxy Statement has been filed with the Securities and Exchange Commission on March 5, 2003.

Item 14. CONTROLS AND PROCEDURES

The management of Second Bancorp Incorporated is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of Second Bancorp’s disclosure controls and procedures. Based on that evaluation, management concluded that Second Bancorp’s disclosure controls and procedures as of December 31, 2002 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on page 67 of this Annual Report, management assessed Second Bancorp’s system of internal control over financial reporting as of December 31, 2002, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, its system of internal control over financial reporting met those criteria.

There have been no significant changes in Second Bancorp’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Second Bancorp, Incorporated and subsidiaries are incorporated herein by reference from Item 8:

Consolidated Balance Sheets — December 31, 2002 and 2001.

Consolidated Statements of Income — years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity — years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows — years ended December 31, 2002, 2001 and 2000.

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

2.1	Agreement and Plan of Merger, dated as of July 23, 2001, by and among Second Bancorp Incorporated, Second Merger Corp. and Commerce Exchange Corporation. Incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-3 (Registration Nos. 333-68910 and 333-68910-01) as filed on September 4, 2001 by Second Bancorp Incorporated and Second Bancorp Capital Trust I (the “2001 Form S-3”).

3.1	Amended and Restated Articles of Incorporation of the Registrant. (As updated to include Amendments dated March 17, 1987; January 7, 1991; June 20, 1997; September 18, 1998; and November 10, 1998). Incorporated herein by reference to Exhibit 3.1 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-15624).

3.3	Code of Regulations of the Registrant. Incorporated herein by reference to exhibit 3.2 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-15624).

4.1	Indenture, dated as of September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company, as Indenture Trustee, relating to 9.00% Subordinated Debentures due 2031 of Second Bancorp Incorporated. Incorporated herein by reference to Exhibit 4.1 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-15624).

4.2	Form of 9.00% Subordinated Debenture due 2031 of Second Bancorp Incorporated. Incorporated herein by reference to Exhibit 4.1 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (included as Exhibit A to Exhibit 4.1) (File No. 0-15624).

4.3	Certificate of Trust of Second Bancorp Capital Trust I. Incorporated herein by reference to Exhibit 4.3 to the 2001 Form S-3.

4.4	Trust Agreement of Second Bancorp Capital Trust I, dated August 29, 2001, by and among Wilmington Trust Company, as Trustee, R. L. Blossom, David L. Kellerman and Christopher Stanitz. Incorporated herein by reference to Exhibit 4.4 to the 2001 Form S-3.

4.5	Amended and Restated Trust Agreement of Second Bancorp Capital Trust I, dated as of September 28, 2001, by and among Second Bancorp Incorporated, as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein. Incorporated herein by reference to Exhibit 4.2 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-15624).

4.6	Form of 9.00% Cumulative Trust Preferred Securities of Second Bancorp Capital Trust I. Incorporated herein by reference to Exhibit 4.2 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (included as Exhibit D to Exhibit 4.2) (File No. 0-15624).

4.7	Preferred Securities Guarantee Agreement, dated as of September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company. Incorporated herein by reference to Exhibit 4.3 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-15624).

10.1	1998 Non-qualified Stock Option Plan. Incorporated herein by reference to the Registration Statement on Form S-8 (Registration No. 333-68104) as filed on August 22, 2001.

10.2	Amended Stock Option Incentive Plan. Incorporated herein by reference to the Registration Statement on Form S-8 (Registration No. 333-32431) as filed on July 30, 1997.

10.3	Form of Incentive Stock Option Agreement. Incorporated herein by reference to Exhibit 10.2 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-15624).

10.4	Deferred Compensation Agreement between Second Bancorp and Alan G. Brant, dated November 9,1995. Incorporated herein by reference to the Exhibit filed with the Registrant’s registration statement on Form S-4 (Registration No. 333-62365) as filed on September 22, 1998 with the Securities and Exchange Commission.

10.5	Lease Agreement between Arden Associates Limited Partnership and Second National, dated October 1, 1979. Incorporated herein by reference to Exhibit 10.10 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-15624).

10.6	Amendment to Lease Agreement between Arden Associates Limited Partnership and Second National. Incorporated herein by reference to Exhibit 10.11 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 0-15624).

10.7	Form of Amended Management Severance Agreement with executive officers. The following executive officers are covered by this amended agreement:
Christopher Stanitz, David L. Kelllerman, Thomas W. Allen, Diane C. Bastic, John L. Falatok, Myron Filarski, Darryl E. Mast and Terry L. Myers. Incorporated herein by reference to Exhibit 10.12 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 0-15624).

10.8	Revolving Credit Agreement (excluding exhibits), dated September 15, 1998, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to the Exhibit filed with the Registrant’s registration statement on Form S-4 (Registration No. 333-62365) as filed on September 22, 1998 with the Securities and Exchange Commission.

10.9	First Amendment to Revolving Credit Agreement (excluding exhibits), dated March 11, 1997, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to the Exhibit filed with the Registrant’s registration statement on Form S-4 (Registration No. 333-62365) as filed on September 22, 1998 with the Securities and Exchange Commission.

10.10	Second Amendment to Revolving Credit Agreement (excluding exhibits), dated December 4, 1998, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to Exhibit 10.10 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 2001. (File No. 0-15624).

10.11	Third Amendment to Revolving Credit Agreement (excluding exhibits), dated February 16, 2000, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to Exhibit 10.11 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 2001. (File No. 0-15624).

10.12	Fourth Amendment to Revolving Credit Agreement (excluding exhibits), dated February 16, 2001, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to Exhibit 10.12 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 2001. (File No. 0-15624).

10.13	Fifth Amendment to Revolving Credit Agreement (excluding exhibits), dated April 3, 2002, between Second Bancorp and The Northern Trust Company.

10.14	Form of Non-qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.15 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-15624).

10.15	Employment Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999. Incorporated herein by reference to Exhibit 10.16 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 0-15624).

10.16	Deferred Compensation Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999. Incorporated herein by reference to Exhibit 10.17 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 0-15624).

10.17	Management Severance Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999. Incorporated herein by reference to Exhibit 10.18 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 0-15624).

10.18	Amended 1998 Non-qualified Stock Option Plan.

10.19	Stock Purchase Agreement by and among Second Bancorp, William R. Herzog and George E. Stouffer, Jr., dated August 16, 2002.

10.20	Purchase and Assumption Agreement (excluding exhibits) between The Second National Bank of Warren and Advance Financial Savings Bank, dated October 25, 2002.

11.1	Statement Re: Computation of Per Share Earnings. Included in Note 18 of the Notes to the Consolidated Financial Statements of Registrant in the financial statements portion of this annual report on Form 10-K.

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  The Corporation filed three reports on Form 8-K during the three months ended December 31, 2002. A Form 8-K was filed on October 18, 2002 to disclose earnings for the third quarter of 2002. A Form 8-K was filed on October 29, 2002 to announce the sale of two branches. A Form 8-K was filed on December 2, 2002 to announce a live webcast presentation.

(c)	Exhibits - the response to this portion of Item 15 is included at Item 15(a)(3) of this report.

(d)	Financial Statement Schedules - none.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND BANCORP INCORPORATED /s/ David L. Kellerman David L. Kellerman, Treasurer	March 21, 2003 (date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Rick L. Blossom Rick L. Blossom, Chairman, President & CEO	March 20, 2003 (date)

By:	/s/ David L. Kellerman David L. Kellerman, Principal Financial Officer & Principal Accounting Officer	March 21, 2003 (date)

By:	/s/ David A. Allen David A. Allen, Jr., Director	March 21, 2003 (date)

By:	/s/ John A. Anderson John A. Anderson, Director	March 20, 2003 (date)

By:	/s/ Lynnette M. Cavalier Lynnette M. Cavalier, Director	March 21, 2003 (date)

By:	/s/ John L. Pogue John L. Pogue, Director	March 21, 2003 (date)

CEO CERTIFICATION

SECOND BANCORP INCORPORATED
CERTIFICATION

I, Rick L. Blossom, Chairman, President and Chief Executive Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of Second Bancorp Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ Rick L. Blossom Rick L. Blossom Chairman, President and Chief Executive Officer

CFO CERTIFICATION

SECOND BANCORP INCORPORATED
CERTIFICATION

I, David L. Kellerman, Treasurer, certify that:

1.     I have reviewed this annual report on Form 10-K of Second Bancorp Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ David L. Kellerman David L. Kellerman Treasurer (Chief Financial Officer)