Form 10-Q
period 2003-03-31
SECOND BANCORP INC
filed 2003-05-14
CIK 803112

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-15624

Second Bancorp Incorporated
(Exact Name of Registrant as Specified in Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1547453 (I.R.S. Employer Identification No.)

108 Main Avenue SW, Warren, Ohio 44481
(Address of Principal Executive Offices) (Zip Code)

330.841.0123
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2003, the registrant had 9,498,299 outstanding shares of common stock.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated balance sheets —
	March 31, 2003 and 2002 and December 31, 2002	3

	Consolidated statements of income —
	Three months ended March 31, 2003 and 2002	4

	Consolidated statements of comprehensive income —
	Three months ended March 31, 2003 and 2002	5

	Consolidated statements of shareholders’ equity —
	Three months ended March 31, 2003 and 2002	6

	Consolidated statements of cash flows —
	Three months ended March 31, 2003 and 2002	7

	Notes to consolidated financial statements	8-13

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21-22

SIGNATURES		23
CEO CERTIFICATION		24
CFO CERTIFICATION		25

Exhibit 11.1		Statement Re: Computation of Earnings Per Share
Exhibit 99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Second Bancorp Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31	December 31	March 31
(Dollars in thousands)	2003	2002	2002

ASSETS

Cash and due from banks	$43,334	$60,822	$36,397

Federal funds sold and temporary investments	29,523	61,449	42,631

Securities available-for-sale (at market value)	539,309	523,669	411,897

Loans	1,215,481	1,167,791	1,114,314

Less allowance for loan losses	17,756	17,595	16,884

Net loans	1,197,725	1,150,196	1,097,430

Premises and equipment	16,125	16,632	16,737

Accrued interest receivable	9,414	8,762	9,596

Goodwill and intangible assets	20,343	20,422	17,746

Servicing assets	13,743	12,403	10,441

Other assets	39,511	40,420	41,973

Total assets	$1,909,027	$1,894,775	$1,684,848

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand — non-interest bearing	$155,892	$179,714	$138,107

Demand — interest bearing	147,747	103,583	99,284

Savings	363,443	405,437	335,460

Time deposits	454,784	506,378	558,348

Total deposits	1,121,866	1,195,112	1,131,199

Federal funds purchased and securities sold under agreements to repurchase	206,069	138,796	108,951

Note Payable	14,000	7,000	0

Other borrowed funds	155	3,863	724

Federal Home Loan Bank advances	379,971	365,844	272,005

Accrued expenses and other liabilities	20,089	17,331	12,661

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	30,508	30,495	30,455

Total liabilities	1,772,658	1,758,441	1,555,995

Shareholders’ equity:

Common stock, no par value; 30,000,000 shares authorized; 11,041,083, 11,041,263 and 10,856,360 shares issued, respectively	41,745	41,763	37,722

Treasury stock; 1,542,784, 1,279,009 and 911,689 shares, respectively	(33,740)	(27,180)	(17,397)

Accumulated other comprehensive income	6,410	6,656	1,424

Retained earnings	121,954	115,095	107,104

Total shareholders’ equity	136,369	136,334	128,853

Total liabilities and shareholders’ equity	$1,909,027	$1,894,775	$1,684,848

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Income

	For the Three Months
	Ended March 31

(Dollars in thousands, except per share data)	2003	2002

INTEREST INCOME

Loans (including fees):

Taxable	$18,605	$20,471

Exempt from federal income taxes	211	243

Securities:

Taxable	6,234	5,322

Exempt from federal income taxes	728	774

Federal funds sold and other	123	213

Total interest income	25,901	27,023

INTEREST EXPENSE

Deposits	5,779	7,674

Federal funds purchased and securities sold under agreements to repurchase	581	566

Note Payable	63	0

Other borrowed funds	3	16

Federal Home Loan Bank advances	4,659	3,877

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	733	733

Total interest expense	11,818	12,866

Net interest income	14,083	14,157

Provision for loan losses	2,173	933

Net interest income after provision for loan losses	11,910	13,224

NON-INTEREST INCOME

Gain on sale of loans	4,342	1,544

Service charges on deposit accounts	1,527	1,320

Trust fees	609	786

Trading account losses	0	(20)

Security gains (losses)	51	(173)

Gain on sale of banking centers	5,619	0

Other operating income	2,114	1,507

Total non-interest income	14,262	4,964

NON-INTEREST EXPENSE

Salaries and employee benefits	7,604	6,309

Net occupancy	1,199	1,137

Equipment	1,039	1,202

Professional services	767	485

Assessment on deposits and other taxes	392	329

Amortization of goodwill and other intangibles	118	110

Other operating expenses	2,554	2,225

Total non-interest expense	13,673	11,797

Income before federal income taxes	12,499	6,391

Income tax expense	3,838	1,708

Net income	$8,661	$4,683

NET INCOME PER COMMON SHARE:

Basic	$0.90	$0.47

Diluted	$0.89	$0.47

Weighted average common shares outstanding:

Basic	9,621,709	9,944,671

Diluted	9,715,561	10,054,758

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Three Months
	Ended March 31

(Dollars in thousands)	2003	2002

Net income	$8,661	$4,683

Other comprehensive income, net of tax:

Change in unrealized market value adjustment on securities available-for-sale	(246)	(2,010)

Total other comprehensive income	(246)	(2,010)

Comprehensive income	$8,415	$2,673

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained
(Dollars in thousands, except per share data)	Stock	Stock	Income	Earnings	Total

Balance, January 1, 2002	$37,453	$(16,798)	$3,434	$104,210	$128,299

Net income				4,683	4,683

Change in unrealized gain on securities of $(3,265), net of reclassification adjustment for gains included in net income of $173 and net of tax of $(1,082)			(2,010)		(2,010)

Cash dividends declared: common ($.18 per share)				(1,789)	(1,789)

Purchase of treasury shares		(599)			(599)

Common stock issued - stock options and dividend reinvestment plan	269				269

Balance, March 31, 2002	$37,722	$(17,397)	$1,424	$107,104	$128,853

Balance, January 1, 2003	$41,763	$(27,180)	$6,656	$115,095	$136,334

Net income				8,661	8,661

Change in unrealized gain on securities of $(327), net of reclassification adjustment for gains included in net income of $51 and net of tax of $(132)			(246)		(246)

Cash dividends declared: common ($.19 per share)				(1,802)	(1,802)

Purchase of treasury shares		(6,560)			(6,560)

Common stock issued-dividend reinvestment plan-net	(18)				(18)

Balance, March 31, 2003	$41,745	$(33,740)	$6,410	$121,954	$136,369

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	For the Three Months Ended

(Dollars in thousands)	March 31	March 31
	2003	2002

OPERATING ACTIVITIES

Net income	$8,661	$4,683

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	2,173	933

Provision for depreciation	771	1,294

Provision for amortization of intangibles	118	110

Amortization of servicing rights	1,579	557

Accretion of investment discount and premium	203	32

Amortization of underwriting costs — corporation-obligated mandatorily redeemable capital securities of subsidiary trust	13	13

Increase in allowance for servicing rights	989	100

Deferred income taxes	0	(1,098)

Securities (gains) losses	(51)	173

Gain on the sale of deposits	(5,619)	—

Other gains, net	(4,336)	(1,445)

(Increase) decrease in interest receivable	(652)	676

(Decrease) in interest payable	(59)	(185)

Originations of loans held-for-sale	(297,001)	(171,256)

Proceeds from sale of loans held-for-sale	301,343	172,701

Net change in other assets and other liabilities	3,860	2,398

Net cash provided by operating activities	11,992	9,686

INVESTING ACTIVITIES

Proceeds from maturities of securities — available-for-sale	77,715	55,021

Proceeds from sales of securities — available-for-sale	10,578	83,346

Purchases of securities — available-for-sale	(104,465)	(136,066)

Net (increase) decrease in loans	(53,611)	4,458

Net increase in premises and equipment	(270)	(1,615)

Net cash (used by) provided by investing activities	(70,053)	5,144

FINANCING ACTIVITIES

Net increase demand deposits, interest bearing demand and savings deposits	69,797	46,049

Net deposits (sold) acquired	(85,868)	—

Net decrease in time deposits	(51,594)	(37,981)

Net increase in federal funds purchased and securities sold under agreements to repurchase	67,273	1,672

Increase in note payable	7,000	—

Net decrease in borrowings	(3,708)	(5,129)

Net advances (repayments) from Federal Home Loan Bank	14,127	(3,147)

Cash dividends	(1,802)	(1,789)

Purchase of treasury stock	(6,560)	(599)

Net issuance of common stock	(18)	269

Net cash provided by (used by) financing activities	8,647	(655)

(Decrease) increase in cash and cash equivalents	(49,414)	14,175

Cash and cash equivalents at beginning of year	122,271	64,853

Cash and cash equivalents at end of period	$72,857	$79,028

Supplementary Cash Flow Information:
Cash paid for 1) Federal income taxes — $3,838 and $1,708 for the three months ended March 31, 2003 and 2002, respectively and 2) Interest — $11,759 and $12,323 for the three months ended March 31, 2003 and 2002, respectively.

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2003

(Dollars in thousands, except per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – COMPREHENSIVE INCOME

During the first three months of 2003 and 2002, total comprehensive income amounted to $8,415 and $2,673 respectively. The components of comprehensive income, net of tax, for the three-month periods ended March 31, 2003 and 2002 are as follows:

	2003	2002

Net income	$8,661	$4,683

Change in unrealized market value adjustment on securities available-for-sale	(246)	(2,010)

Comprehensive income	$8,415	$2,673

Accumulated other comprehensive income, net of related tax, at March 31, 2003, December 31, 2002 and March 31, 2002 totaled $6,410, $6,656 and $1,424, respectively and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax, minimum pension liability, net of tax and deferred supplemental income, net of tax. Disclosure of reclassification amounts, net of tax for the three-month periods ended March 31, 2003 and 2002 are as follows:

	2003	2002

Unrealized holding losses arising during the period	$(327)	$(3,265)

Less: reclassification of (gains) losses included in net income	(51)	173

Net unrealized losses on available-for-sale securities	(378)	(3,092)

Income tax benefit effect	132	1,082

Net unrealized losses on available-for-sale securities, net of tax	$(246)	$(2,010)

(Dollars in thousands, except per share data)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard was effective for the Corporation beginning January 1, 2003, and its adoption has not had a material impact on the Corporation’s results of operations, financial position or liquidity.

Accounting for Costs Associated with Exit or Disposal Activities

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002 and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 address the accounting and reporting for one-time employee termination benefits, certain contract termination costs and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

The Corporation has adopted SFAS No. 146 prospectively as of January 1, 2003.

Accounting for Stock-Based Compensation

On December 31, 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123”, was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to adopting SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002.

The Corporation is evaluating whether to transition to SFAS No. 123 fair value method of accounting for stock based compensation. The disclosure requirements of SFAS No. 148 are reflected in Note 7–Stock Options.

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

FIN No. 45, which is applicable to public and non-public entities, has significantly changed current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice.

(Dollars in thousands, except per share data)

FIN No. 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

The Corporation has adopted FIN No. 45 effective January 1, 2003. FIN No. 45 recognition and measurement provisions have not had a material impact on the Corporation’s results of operations, financial position or liquidity.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected loss and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance for new transactions and July 1, 2003 for transactions existing on the date of issuance. As of March 31, 2003, the Corporation was not party to any VIEs. The Corporation has analyzed the interpretation and has concluded that it has not and will not have a material impact on the Corporation’s results of operation, financial position or liquidity.

NOTE 4 — INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company had approximately $14.6 million of goodwill on its balance sheet at December 31, 2001. In preparing for its adoption of SFAS No. 142, the Company determined its reporting units and the amounts of goodwill and intangible assets to be allocated to those reporting units. The initial impairment testing has been completed and the Company has determined that there was no impairment as of January 1, 2002. Additionally, annually the Company performs an impairment analysis. In 2002, there was no impairment. The Company is not anticipating any impairment, any reclassifications between goodwill and intangible assets or any changes in the useful lives of intangible assets. No amortization expense was recorded on the goodwill during the first three months of 2003 or for 2002.

NOTE 5 – SERVICING ASSETS

Servicing assets consisted of the following as of March 31, 2003 and 2002:

	2003	2002

Mortgage servicing assets	$13,299	$10,006

Other servicing assets	444	435

Total	$13,743	$10,441

(Dollars in thousands, except per share data)

At March 31, 2003 and 2002, the Corporation serviced mortgage loans for others totaling $1,463,015 and $936,559, respectively. Following is an analysis of the activity for capitalized mortgage loan servicing assets during the three months ended March 31:

	2003	2002

Balance at January 1	$12,403	$8,722

Additions	3,900	2,377

Amortizations	(1,571)	(558)

Change in valuation allowance	(989)	(100)

Balance at March 31	$13,743	$10,441

The amortization of mortgage servicing rights and the change in valuation allowance are offset by entries to other operating income in the Statement of Income.

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future cash flows, taking into consideration several different variables including discount rate, investor type, product type, interest rate, escrow balances, delinquencies, servicing fees and costs and prepayment speeds. The expected and actual rate of mortgage loan prepayments is the most significant factor affecting the value of mortgage servicing assets. The risk characteristics used to stratify the recognized servicing assets include method of origination and interest rate. The fair value of the servicing assets was $13,892 and $10,815 as of March 31, 2003 and 2002, respectively. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing assets for the three months ended March 31:

	2003	2002

Balance at January 1	$3,794	$810

Additions	989	100

Balance at March 31	$4,783	$910

NOTE 6 – ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses is that amount believed adequate to absorb credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors.

Changes in the allowance for loan losses for the three months ended March 31 were as follows:

	2003	2002

Balance at January 1	$17,595	$16,695

Charge-offs	(2,213)	(1,285)

Recoveries	201	541

Net charge-offs	(2,012)	(744)

Provision for loan losses	2,173	933

Balance at March 31	$17,756	$16,884

Allowance for loan losses as a percent of total loans	1.46%	1.52%

(Dollars in thousands, except per share data)

Non-accrual, past-due and restructured loans (non-performing loans) as of March 31, 2003 and 2002:

	2003	2002

Non-accrual loans	$12,709	$5,313

Past-due loans	6,623	6,257

Restructured loans	374	—

Total	$19,706	$11,570

Percent of total loans at year end	1.62%	1.04%

Other real estate owned (net of reserve)	$1,270	$1,423

NOTE 7 – STOCK OPTIONS

At March 31, 2003, the Corporation had two stock-based compensations plans. The Corporation accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB No. 25, because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. For purposes of the pro-forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period. The Corporation’s pro-forma information follows:

	Three Months Ended March 31

	2003	2002

Net income, as reported	$8,661	$4,683

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	156	148

Pro-forma net income	$8,505	$4,535

Earnings per share:

Basic-as reported	$.90	$.47

Basic-pro-forma	$.88	$.46

Diluted-as reported	$.89	$.47

Diluted-pro-forma	$.88	$.45

NOTE 8 — LINE OF BUSINESS REPORTING

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

(Dollars in thousands, except per share data)

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

Parent and other are primarily comprised of the results of the investment funding activities, inter-segment revenue (expense) eliminations and unallocated corporate income and expense. Selected financial information by line of business is included in the table below:

Three Months Ended March 31, 2003

				Parent
	Mortgage	Commercial	Retail	And Other	Consolidated

Interest income	$4,587	$7,466	$6,432	$7,416	$25,901

Interest expense	—	—	(5,080)	(6,738)	(11,818)

Transfer pricing	(3,009)	(3,406)	6,825	(410)	—

Loan fees	70	238	68	(376)	—

Net interest margin	1,648	4,298	8,245	(108)	14,083

Provision for loan losses	(66)	(1,452)	(655)	—	(2,173)

Non-interest income	2,621	456	8,009	3,176	14,262

Non-interest expense-direct	(1,205)	(1,546)	(4,470)	(6,452)	(13,673)

Direct contribution	2,998	1,756	11,129	(3,384)	12,499

Allocations	(733)	(188)	(3,250)	4,171	—

Income before taxes	2,265	1,568	7,879	787	12,499

Income taxes	—	—	—	(3,838)	(3,838)

Net income	$2,265	$1,568	$7,879	$(3,051)	$8,661

Average assets	$315,999	$504,577	$380,247	$668,701	$1,869,524

Three Months Ended March 31, 2002

				Parent
	Mortgage	Commercial	Retail	And Other	Consolidated

Interest income	$5,116	$8,432	$6,789	$6,687	$27,024

Interest expense	—	—	(7,990)	(4,876)	(12,866)

Transfer pricing	(3,838)	(4,996)	8,318	516	—

Loan fees	(15)	336	38	(359)	—

Net interest margin	1,263	3,772	7,155	1,968	14,158

Provision for loan losses	(162)	(47)	(724)	—	(933)

Non-interest income	1,524	391	2,002	1,046	4,963

Non-interest expense-direct	(866)	(1,026)	(3,717)	(6,188)	(11,797)

Direct contribution	1,759	3,090	4,716	(3,174)	6,391

Allocations	(648)	(176)	(4,106)	4,930	—

Income before taxes	1,111	2,914	610	1,756	6,391

Income taxes	—	—	—	(1,708)	(1,708)

Net income	$1,111	$2,914	$610	$48	$4,683

Average assets	$301,364	$467,947	$359,492	$562,320	$1,691,123

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Second Bancorp Incorporated (the “Company”) is a financial holding company headquartered in Warren, Ohio. The primary subsidiary, The Second National Bank of Warren, (the “Bank”) was originally established in 1880. Operating through 33 retail banking centers and one loan production office, we offer a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern and east-central Ohio. Among other things, our banking business includes a large and growing mortgage banking function. The Company also maintains two other subsidiaries, Stouffer-Herzog Insurance Agency, Inc. (“Stouffer-Herzog”) and Second Bancorp Capital Trust I. Stouffer-Herzog was acquired in the third quarter of 2002 and operates primarily in northeast Ohio selling a wide-range of personal and commercial property & casualty and life & health products. Second Bancorp Capital Trust I was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust for the primary purpose of funding our acquisition of Commerce Exchange Bank. Additional non-operating subsidiaries include Second National Capital Corporation and Second National Financial Company, LLC, which were formed in 2002 to facilitate a capital conversion plan for the subsidiary Bank.

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

Financial Condition

At March 31, 2003, the Company had consolidated total assets of $1.91 billion, deposits of $1.12 billion and shareholders’ equity of $136 million. Since March 31, 2002, total assets have increased by $224 million or 13.3%, primarily through new loan generation and security acquisition funded by FHLB advances, federal funds purchased and secuirities sold under agreements to repurchase. Deposit generation efforts have been effective over than timeframe, however the sale of two banking centers in Jefferson County, Ohio reduced deposits by $88 million in the first quarter of 2003. The sale of the banking centers is a part of a larger banking center reconfiguration program which included the closing and / or consolidation of six banking centers into two new locations, the relocation and expansion of two other banking centers and the de novo opening of an additional banking center. The timing of these events started in 2002 and will progress through 2003.

Gross loans have increased by $101 million since March 31, 2002, over half of which ($58 million) was in commercial loans. Real estate loans increased $35 million since March 31, 2002 due to the sharp increase in loan originations, which is partially offset by prepayments and secondary market sales activities during the past year. The increased activity levels were brought about by lower long-term interest rates. A steady increase in direct consumer lending volume and increased indirect boat and recreational vehicle lending has offset the decline in indirect automobile loan volumes. Indirect loans have been de-emphasized due to the lower profit margins associated with the credits. Consumer loan balances have increased by $8 million over the past year. The loan mix has moved from a 45%, 29% and 26% mix of commercial, consumer and residential real estate loans, respectively, as of March 31, 2002 to a 46%, 27% and 27% mix at the end of the most recent quarter.

(Dollars in thousands, except per share data)

Deposits decreased by nearly $10 million since March 31, 2002, however absent the previously mentioned banking center sale, deposits would have increased by $78 million, or 6.9%. A dramatic shift in the composition of the deposit balances is occurring as the Company focuses on core deposit generation and funding cost reductions. Time deposit balances have declined from 49% of deposits as of March 31, 2002 to 41% of deposits at the end of the most recent quarter. Within the core funding categories, non-interest bearing demand balances increased from 12% to 14% of deposits during that time frame. Interest-bearing demand accounts increased from 9% to 13% of deposits and savings accounts increased from 30% to 32% of deposits over the same time frame. Savings accounts have increased primarily as the result of the introduction of the Your Best Interest Account which is an MMDA account with attractive temporary premium pricing.

Since December 31, 2002, total assets have increased by $14 million. Commercial lending activities have increased, especially in the western-most counties. Commercial loan generations totaled $46 million in the first quarter of 2002 compared to $68 million for the first quarter of 2003. Commercial loan balances increased by $16 million.

Strong secondary mortgage activities have kept real estate balances at below 30% of total loans, despite the record level of loan originations. Mortgage originations totaled $179 million in the first quarter of 2002 compared to $339 million for the first quarter of 2003. Similarly, sales of mortgage loans totaled $171 million in the first quarter of 2002 compared to $297 million for the first quarter of 2003.

The internal shift away from indirect automobile lending has kept internal consumer loan growth at below normal and historically sustainable levels. Direct consumer loan originations totaled $31 million in the first quarter of 2002 compared to $47 million for the first quarter of 2003. Indirect consumer loan originations, which now include loans for boats and recreational vehicles totaled $10 million in the first quarter of 2002 compared to $12 million for the first quarter of 2003.

Asset Quality. The level of non-performing loans remained at elevated levels at the end of first quarter of 2003. Non-performing loans were $19,706 as of March 31, 2003 compared to $19,193 as of December 31, 2002 and $11,570 as of March 31, 2002. The increase from a year ago is due to the inclusion of two related credits totaling $7.3 million with lease receivables as collateral. The company that originated the leases has declared bankruptcy and has allegedly perpetrated fraud in the creation of some of the leases. The leases were supported by surety bonds from two well-capitalized insurance companies. The Company is currently litigating the matter. Due in part to the first security interest in the $11 million in collateral (lease obligations) that supports loans and the contention that the insurance companies are still obligated to uphold their surety, the Company continues to maintain the loans as non-performing loans with a specific reserve assigned to the credits. Management believes there will be little or no losses recognized as the result of these two credits.

Non-accrual loans have decreased to $12,709 from $13,123 as of December 31, 2002. The decline is attributable to an elevated level of net charge-offs. Loans past due over 90 days and still accruing totaled $6,623 as of March 31, 2003, up 16% from the previous year end and up 6% from a year ago. The increase is reflective of the general economic slowdown in both the national and local economies. The allowance allocated to impaired loans as of March 31, 2003 and 2002 was $4,174 and $2,153, respectively.

The allowance for loan losses represented 1.46% of loans as of March 31, 2003. The determination of the allowance for loan losses is based on management’s evaluation of the potential losses in the loan portfolio at March 31, 2003 considering, among other relevant factors, repayment status, borrowers’ ability to repay, collateral and current economic conditions. The allowance was 1.51% and 1.52% of total loans at December 31, 2002 and March 31, 2002, respectively.

(Dollars in thousands, except per share data)

Capital Resources. Shareholders’ equity has remained level since December 31, 2002 due to the continuation of the Company’s stock repurchase program. Retained earnings increased by nearly $7 million since year end while treasury stock increased by nearly the same amount. Over 265,000 shares were repurchased during the first quarter of 2003 at an average price of $24.68. Since March 31, 2002, shareholders’ equity has increased by $7.5 million due to the retained earnings of $14.9 million, an increase in accumulated other comprehensive income (“OCI”) of $5 million and an increase in common stock of $4.0 million (due primarily to the acquisition of Stouffer-Herzog). Somewhat offsetting these increases were the addition of $16.3 million in treasury stock. The activity during the first quarter completed the 500,000 authorization to repurchase shares of common stock. This leaves approximately 144,000 shares in shares to be repurchased by October of 2003 when the annual 2% buyback is refreshed. The annual 2% repurchase authorization will remain in effect until amended or withdrawn by subsequent board action. Repurchases under this authorization are expected to be completed through open market and / or private transactions at prevailing market prices and are discretionary, based upon management’s periodic assessment of market conditions and financial benefit to the Company.

Liquidity. Management of the Company’s liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of $56 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. There were $14 million in outstanding balances against the unsecured lines of credit as of March 31, 2003.

Results of Operations
Quarterly Comparison

The Company reported net operating income of $8,661 for the first quarter of 2003. Net income for the first quarter represented eighty-nine cents ($.89) per share on a diluted basis. Return on average assets (ROA) and return on average total shareholders’ equity (ROE) were 1.85% and 25.61%, respectively, for the first quarter of 2003 compared to 1.11% and 14.39% for last year’s first quarter. Part of the increase in earnings was attributable to the aforementioned sale of two banking centers. The sale generated $5.6 million in pre-tax and $3.65 million in after-tax profits. Absent this non-recurring event, diluted earnings per share would have been $.52, ROA would have been 1.07% and ROE would have been 14.81%.

Net interest income decreased from $14,157 for the first quarter of 2002 to $14,083 for this year’s first quarter. The decline was due to a thinning net interest margin brought on the third consecutive year of low interest rates. The net interest margin was 3.72% in the first quarter of 2002, 3.38% in the fourth quarter of 2002 and 3.33% for the most recent quarter. The Company remains in an asset sensitive gap position and projections for the net interest margin reveal further modest margin compression if rates remain stable and a more rapid compression if rates decline. Average earning assets increased by 10.5% from last year to average $1,869,524 in the most recent quarter. The efficiency ratio (excluding the banking center gain) was slightly improved, decreasing from 59.40% for the first quarter of 2002 to 58.98% for this year’s first quarter. Increased gains on the sale of loans generally offset increases in expenses, primarily driven by increased salary and benefit costs.

(Dollars in thousands, except per share data)

Commercial Lending. Commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. To a lesser extent, we also make construction loans and finance commercial equipment leases. Commercial loans comprised approximately 46% of our total loan portfolio at March 31, 2003, up from 45% at the end of the first quarter in 2002. Loan volume generated for the first quarter of 2003 totaled $68 million versus $44 million for the same period in 2002. Loan balances have increased by $16 million since the previous year end due to the increase in new loan generation. The increase in loan generation can be attributed to increase lending activity in the newer western-most regions of the Company’s market. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

Retail Lending. The Company offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat and recreational vehicle loans, credit cards and overdraft protection for checking account customers. At March 31, 2003, approximately 27% of loans were consumer loans. Of these balances, 23% were related to indirect automobile lending compared to 40% as of March 31, 2002. Another 15% of the consumer balances are now in indirect boat and recreational vehicle lending. Our indirect loans are originated through dealers in the local area. Indirect originations, which now include higher quality boat and recreational vehicle loans have increased from $9.8 million during the first quarter of 2002 to $10.3 million during the first quarter of 2003. Direct consumer lending has increased from $31.4 million for the first quarter of 2002 to $47.0 million for this year’s first quarter.

Mortgage Banking. Our mortgage department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate a recurring stream of fee income. We originated $339 million in residential real estate loans and sold approximately $297 million of loans during the first quarter of 2003, generating a net gain of $4,188. Comparatively, we originated $180 million and sold $171 million during the first quarter of 2002, generating net gains on sale of $1,355. We service $1.46 billion in mortgage loans for others at March 31, 2003 versus $937 million as of March 31, 2002. Due to the continuation of lower mortgage interest rates in the first quarter of 2003, the valuation allowance on mortgage servicing rights associated with these serviced loans increased to a total of $4,783 as of March 31, 2003, compared to an allowance of $910 as of March 31, 2002. Included in other income during the first quarters of 2003 and 2002 were valuation allowance impairment charges of $989 and $100, respectively. Typically the impact of the changes in the valuation allowance are offset by the gains realized on new residential real estate production and sale. The Company began implementing derivative activities in the second quarter of 2002 designed to offset the income statement impact of changes in the valuation allowance for the mortgage servicing rights. Included in other income in the first quarter of 2003 was income from the changes in market values of the derivatives of $1,655.

(Dollars in thousands, except per share data)

Trust. The trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. During the first quarter of 2003, personal trust accounts, employee benefit accounts and investment management agency accounts (including safekeeping) produced approximately 47%, 39% and 14% of the total revenues of the department, respectively. The department discontinued the use of internally managed common trust funds, except for a tax-free municipal fund, during the fourth quarter of 2002. The change did not have a material impact on fee income. Fee income is down 22.5% from the first quarter of 2002 due the negative impact of current market conditions on asset values. Our trust department had approximately $487 million in assets under management at March 31, 2003 as compared to $624 million at March 31, 2002.

Insurance. The acquisition of Stouffer-Herzog on September 4, 2002 had a relatively minor impact on earnings for the subsequent quarters. The agency has provided insurance services to Ohio residents since 1956. Stouffer-Herzog has a diverse income base by line of business. Commissions historically are derived from personal lines (42%), commercial lines (35%) and life and health lines (23%).

Provision for Loan Losses. The methodology for the provision for loan losses includes analysis of various economic factors including loan losses and portfolio growth. The provision for loan losses was $2,173 for the first quarter of 2003 versus $933 during the same period in 2002. Total net charge-offs were $2,012 for the first quarter of 2003 versus $744 for the first quarter of 2002. While the annualized net charge-offs to average loans outstanding ratio was .68% for the most recent quarter, the Company expects loan losses to be between .30% to .50% of average gross loans on an annualized basis for the next several quarters, primarily due to continued soft economic conditions and their impact on our commercial borrowers.

Non-interest Income. Non-interest income (excluding security and trading gains and losses) totaled $14,211 for the first quarter of 2003 versus $5,157 for the same period last year. Also excluding the non-recurring gain on the sale of the two banking centers, non-interest income was $8,592 for the first quarter of 2003. The improvement is primarily the result of improvement in the gain on sale of loans, which increased 181% to $4,342 in the first quarter of 2003 due to the increase in mortgage lending activities. The improvement in non-interest income can also be attributed to the increase in deposit service charges of 16%, resulting from an increase in core transaction accounts. Additionally, included in other income during the first quarters of 2003 and 2002 were valuation allowance impairment charges of $989 and $100, respectively, and changes in market values of derivatives $1,655. The Company had no income from derivatives during the first quarter of 2002.

Non-interest Expense. Expenses for the first quarter of 2003 were $13,673, up 15.9% from the same period last year due to increased sales staff in the western regions, increased mortgage staff to accommodate increased origination and sales volumes and increased professional services (primarily legal fees associated with problem credits and recruiter fees for new sales staff).

(Dollars in thousands, except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk Management

Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s market risk is composed primarily of interest rate risk. The Company’s Asset/Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Company’s entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank’s Board of Directors review the policies and guidelines established by ALCO.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net interest income would increase by 4.6% if interest rates would immediately rise by 200 basis points. It projects a decrease in net interest income of 6.4% if interest rates would immediately fall by 125 basis points. Management believes this reflects an acceptable level of risk from interest rate movements based on the current level of interest rates. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management’s outlook. Management expects interest rates to have a neutral bias for the remainder of 2003.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of long-term fixed rate mortgages through the secondary mortgage market. The Company also may use interest rate swaps, caps, floors or other derivative products to manage interest rate risk.

(Dollars in thousands, except per share data)

Item 4. Controls and Procedures

The Management of Second Bancorp Incorporated is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of March 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Second Bancorp’s disclosure controls and procedures. Based on that evaluation, management concluded that Second Bancorp’s disclosure controls and procedures as of March 31, 2003 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no significant changes in Second Bancorp’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

Item 2. Changes in Securities and Use of Proceeds — None

Item 3. Defaults upon Senior Securities — Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Second Bancorp Incorporated’s Annual Meeting of Shareholders was held on April 17, 2003. The results of the votes on the matters presented to shareholders are as follows: Of the 9,590,630 issued and outstanding shares eligible to vote, 8,756,334 were represented at the meeting.

Under Proposal 1:
The following were elected to serve as directors of the Company in Class I until the 2005 Annual Meeting of Shareholders:

Number of Votes "FOR"

David A. Allen, Jr.	8,101,194

R. L. (Rick) Blossom	7,951,199

Norman C. Harbert	8,123,938

Phyllis J. Izant	8,150,540

John L. Pogue	7,363,515

The following were elected to serve as directors of the Company in Class II until the 2004 Annual Meeting of Shareholders:

Number of Votes "FOR"

Cloyd J. Abruzzo	8,097,538

Raymond J. Wean, III	8,123,524

The shareholders approved Proposal 2 to adopt the 2003 Equity Ownership Plan with votes “FOR” of 4,120,571, votes “AGAINST” of 2,299,126 and votes “ABSTAINED” of 144,252.

The shareholders approved Proposal 3 to ratify the appointment of Ernst & Young LLP as the independent Certified Public Accountants of the Company for 2003 with votes “FOR” of 8,161,294, votes “AGAINST” of 556,893 and votes “ABSTAINED” of 38,141.

Item 5. Other Information — Not applicable

Item 6. Exhibits and Reports on Form 8-K:

a.     Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

10.1	2003 Equity Ownership Plan. Incorporated herein by reference to Attachment A to Second Bancorp Incorporated’s definitive proxy statement for the annual meeting of shareholders held April 17, 2003.

11.1	Statement re: Computation of Earnings per Share.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended March 31, 2003: The Company filed a report on Form 8-K on January 10, 2003 announcing an expected shortfall to earnings versus consensus forecasts. The Company filed a report on Form 8-K on January 24, 2003 to announce earnings for the fourth quarter and full year 2002. The Company filed a report on Form 8-K on February 11, 2003 to announce the completion of the sale of two banking centers of subsidiary Second National Bank of Warren. The Company filed a report on Form 8-K on February 21, 2003 to announce an increase in the quarterly common stock dividend to $.19 per share. The Company filed a report on Form 8-K on February 21, 2003 to announce a live webcast presentation. In the second quarter, the Company has filed the following report on Form 8-K: The Company filed a report on Form 8-K on April 18, 2003 to announce earnings for the first quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND BANCORP INCORPORATED

Date: May 13, 2003	/s/ David L. Kellerman David L. Kellerman, Chief Financial Officer and Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.

SECOND BANCORP INCORPORATED
CEO CERTIFICATION

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Rick L. Blossom Rick L. Blossom, Chairman, President and Chief Executive Officer

SECOND BANCORP INCORPORATED
CFO CERTIFICATION

I, David L. Kellerman, Chief Financial Officer and Treasurer, certify that:

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ David L. Kellerman David L. Kellerman, Chief Financial Officer and Treasurer