Form 10-Q
period 2003-06-30
SECOND BANCORP INC
filed 2003-08-14
CIK 803112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2003, the registrant had 9,500,956 outstanding shares of common stock.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES
INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated balance sheets -

	June 30, 2003 and 2002 and December 31, 2002	3

	Consolidated statements of income -

	Three and six months ended June 30, 2003 and 2002	4

	Consolidated statements of comprehensive income -

	Three and six months ended June 30, 2003 and 2002	5

	Consolidated statements of shareholders' equity -

	Six months ended June 30, 2003 and 2002	6

	Consolidated statements of cash flows -

	Six months ended June 30, 2003 and 2002	7

	Notes to consolidated financial statements	8-14

Item 2	Management's Discussion and Analysis of Financial Condition and

	Results of Operations	15-21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 2	Changes in Securities and Use of Proceeds	24

Item 3	Defaults upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

Exhibit 10.1	Sixth Amendment to Revolving Credit Agreement (excluding exhibits), dated April 2, 2003, between Second Bancorp and The Northern Trust Company

Exhibit 11.1	Statement Re: Computation of Earnings Per Share

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Second Bancorp Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30	December 31	June 30

(Dollars in thousands)	2003	2002	2002

ASSETS

Cash and due from banks	$42,194	$60,822	$36,230

Federal funds sold and temporary investments	44,505	61,449	64,194

Securities available-for-sale (at market value)	556,434	523,669	448,736

Loans	1,199,630	1,167,791	1,092,398

Less allowance for loan losses	18,030	17,595	16,810

Net loans	1,181,600	1,150,196	1,075,588

Premises and equipment	17,048	16,632	16,592

Accrued interest receivable	8,289	8,762	8,724

Goodwill and intangible assets	20,230	20,422	17,636

Servicing assets	14,880	12,403	10,779

Other assets	41,053	40,420	41,265

Total assets	$1,926,233	$1,894,775	$1,719,744

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand — non-interest bearing	$155,285	$179,714	$145,006

Demand — interest bearing	204,430	103,583	98,893

Savings	347,722	405,437	394,907

Time deposits	465,379	506,378	507,645

Total deposits	1,172,816	1,195,112	1,146,451

Federal funds purchased and securities sold under agreements to repurchase	175,011	138,796	119,867

Note Payable	7,750	7,000	0

Other borrowed funds	1,219	3,863	4,249

Federal Home Loan Bank advances	379,089	365,844	271,930

Accrued expenses and other liabilities	19,612	17,331	10,486

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	30,521	30,495	30,468

Total liabilities	1,786,018	1,758,441	1,583,451

Shareholders’ equity:

Common stock, no par value; 30,000,000 shares authorized; 11,055,123, 11,041,263 and 10,932,360 shares issued, respectively	41,750	41,763	38,822

Treasury stock; 1,586,484, 1,279,009 and 991,589 shares, respectively	(34,771)	(27,180)	(19,462)

Accumulated other comprehensive income	7,642	6,656	7,265

Retained earnings	125,594	115,095	109,668

Total shareholders’ equity	140,215	136,334	136,293

Total liabilities and shareholders’ equity	$1,926,233	$1,894,775	$1,719,744

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Income

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(Dollars in thousands, except per share data)	2003	2002	2003	2002

INTEREST INCOME

Loans (including fees):

Taxable	$18,814	$19,965	$37,419	$40,436

Exempt from federal income taxes	206	233	417	476

Securities:

Taxable	5,518	5,797	11,752	11,119

Exempt from federal income taxes	714	715	1,442	1,489

Federal funds sold and other	136	394	259	607

Total interest income	25,388	27,104	51,289	54,127

INTEREST EXPENSE

Deposits	5,563	7,429	11,342	15,103

Federal funds purchased and securities sold under agreements to repurchase	596	636	1,177	1,202

Note Payable	54	0	117	0

Other borrowed funds	3	2	6	18

Federal Home Loan Bank advances	4,649	3,901	9,308	7,778

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	733	733	1,466	1,466

Total interest expense	11,598	12,701	23,416	25,567

Net interest income	13,790	14,403	27,873	28,560

Provision for loan losses	2,855	1,303	5,028	2,236

Net interest income after provision for loan losses	10,935	13,100	22,845	26,324

NON-INTEREST INCOME

Gain on sale of loans	6,310	1,709	10,652	3,253

Service charges on deposit accounts	1,555	1,411	3,082	2,731

Trust fees	563	696	1,172	1,482

Trading account losses	0	0	0	(20)

Security gains (losses)	0	0	51	(173)

Gain on sale of banking centers	0	0	5,619	0

Other operating income	2,272	237	4,386	1,744

Total non-interest income	10,700	4,053	24,962	9,017

NON-INTEREST EXPENSE

Salaries and employee benefits	7,642	6,325	15,246	12,634

Net occupancy	1,125	1,125	2,324	2,262

Equipment	1,059	1,023	2,098	2,225

Professional services	1,138	443	1,905	928

Assessment on deposits and other taxes	388	330	780	659

Amortization of intangible assets	112	111	230	221

Other operating expenses	2,552	1,926	5,106	4,151

Total non-interest expense	14,016	11,283	27,689	23,080

Income before federal income taxes	7,619	5,870	20,118	12,261

Income tax expense	2,181	1,517	6,019	3,225

Net income	$5,438	$4,353	$14,099	$9,036

NET INCOME PER COMMON SHARE:

Basic	$0.57	$0.44	$1.48	$0.91

Diluted	$0.57	$0.43	$1.46	$0.90

Weighted average common shares outstanding:

Basic	9,468,639	9,958,928	9,552,569	9,948,346

Diluted	9,558,994	10,087,003	9,645,041	10,071,366

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Three Months			For the Six Months
	Ended June 30			Ended June 30

(Dollars in thousands)	2003	2002	2003	2002

Net income	$5,438	$4,353	$14,099	$9,036

Other comprehensive income, net of tax:

Change in unrealized market value adjustment on securities available-for-sale	1,232	5,841	986	3,831

Total other comprehensive income	1,232	5,841	986	3,831

Comprehensive income	$6,670	$10,194	$15,085	$12,867

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained
(Dollars in thousands, except per share data)	Stock	Stock	Income	Earnings	Total

Balance, January 1, 2002	$37,453	$(16,798)	$3,434	$104,210	$128,299

Net income				9,036	9,036

Change in unrealized gain on securities of $5,721, net of reclassification adjustment for losses included in net income of $173 and net of tax of $2,063			3,831		3,831

Cash dividends declared: common ($.36 per share)				(3,578)	(3,578)

Purchase of treasury shares		(2,664)			(2,664)

Common stock issued — dividend reinvestment plan	1,369				1,369

Balance, June 30, 2002	$38,822	$(19,462)	$7,265	$109,668	$136,293

Balance, January 1, 2003	$41,763	$(27,180)	$6,656	$115,095	$136,334

Net income				14,099	14,099

Change in unrealized gain on securities of $1,568, net of reclassification adjustment for gains included in net income of $51 and net of tax of $531			986		986

Cash dividends declared: common ($.38 per share)				(3,600)	(3,600)

Purchase of treasury shares		(7,591)			(7,591)

Common stock issued-dividend reinvestment plan-net	(13)				(13)

Balance, June 30, 2003	$41,750	$(34,771)	$7,642	$125,594	$140,215

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Months Ended

(Dollars in thousands)	June 30	June 30
	2003	2002

OPERATING ACTIVITIES

Net income	$14,099	$9,036

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	5,028	2,236

Provision for depreciation	1,586	1,845

Provision for amortization of intangibles	230	221

Amortization of servicing rights	3,715	1,121

Amortization (accretion) of investment discount and premium	746	(142)

Amortization of underwriting costs — corporation-obligated mandatorily redeemable capital securities of subsidiary trust	26	26

Increase in allowance for servicing rights	2,511	1,475

Deferred income taxes	0	(22)

Securities (gains) losses	(51)	173

Gain on the sale of banking centers	(5,619)	0

Other gains, net	(10,651)	(1,709)

Decrease in interest receivable	473	1,548

(Decrease) in interest payable	(188)	(480)

Originations of loans held-for-sale	(655,052)	(336,009)

Proceeds from sale of loans held-for-sale	665,704	337,718

Net change in other assets and other liabilities	1,300	(2,990)

Net cash provided by operating activities	23,857	14,047

INVESTING ACTIVITIES

Proceeds from maturities of securities — available-for-sale	223,817	114,595

Proceeds from sales of securities — available-for-sale	10,578	83,346

Purchases of securities — available-for-sale	(266,333)	(223,324)

Net (increase) decrease in loans	(45,109)	22,719

Net increase in premises and equipment	(2,029)	(2,021)

Net cash used by investing activities	(79,076)	(4,685)

FINANCING ACTIVITIES

Net increase demand deposits, interest bearing demand and savings deposits	110,152	112,004

Net deposits (sold) acquired	(85,868)	0

Net decrease in time deposits	(40,999)	(88,684)

Net increase in federal funds purchased and securities sold under agreements to repurchase	36,215	12,588

Increase in note payable	750	0

Net decrease in borrowings	(2,644)	(1,604)

Net advances (repayments) from Federal Home Loan Bank	13,245	(3,222)

Cash dividends	(3,600)	(3,578)

Purchase of treasury stock	(7,591)	(2,664)

Net issuance of common stock	(13)	1,369

Net cash provided by financing activities	19,647	26,209

(Decrease) increase in cash and cash equivalents	(35,572)	35,571

Cash and cash equivalents at beginning of year	122,271	64,853

Cash and cash equivalents at end of period	$86,699	$100,424

Supplementary Cash Flow Information:

Cash paid for 1) Federal income taxes — $6,019 and $3,225 for the six months ended June 30, 2003 and 2002, respectively and 2) Interest — $23,228 and $23,635 for the six months ended June 30, 2003 and 2002, respectively.

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of related tax, at June 30, 2003, December 31, 2002 and June 30, 2002 totaled $7,642, $6,656 and $7,265, respectively and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax, minimum pension liability, net of tax and deferred supplemental income, net of tax. Disclosure of reclassification amounts, net of tax for the six-month periods ended June 30, 2003 and 2002 are as follows:

	2003	2002

Unrealized holding gains arising during the period	$1,568	$5,721

Less: reclassification of (gains) losses included in net income	(51)	173

Net unrealized gains on available-for-sale securities	1,517	5,894

Income tax effect	(531)	(2,063)

Net unrealized gains on available-for-sale securities, net of tax	$986	$3,831

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

(Dollars in thousands, except per share data)

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

(Dollars in thousands, except per share data)

Consolidation of Variable Interest Entities
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after June 15, 2003.

With respect to other interests, in entities subject to FIN 46, including low income housing investments, the adopting of FIN 46 will not have a material impact on the consolidated financial statements. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trusts, which issue mandatorily redeemable preferred securities of the grantor trusts. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the grantor trusts would be disclosed. The Trust Preferred Securities currently qualify as tier I capital of the Company for regulatory capital purposes. The banking regulatory agencies have not issued any guidance which would change the capital treatment for Trust Preferred Securities based on the impact of the adoption of FIN 46.

The Company makes investments directly in low income housing projects through the Retail Banking line of business. As a limited partner in these unconsolidated projects, the Company is allocated tax credits and deductions associated with the underlying properties. The Company has determined these projects to be VIEs in which it has an interest, but for which it is not the primary beneficiary. At June 30, 2003, estimated assets of the projects totaled $413,000. The Company’s maximum exposure to loss from its involvement with these projects is the unamortized investment balance of $799 at June 30, 2003. During the quarter ended June 30, 2003, the Company obtained no significant interests in low income housing projects created after January 31, 2003.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer is to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer’s equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This accounting guidance is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to significantly affect the Corporation’s financial condition or results of operations.

(Dollars in thousands, except per share data)

Amendment of Statement 133 on Derivative Instruments and Hedging Activities
In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities addressed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This accounting guidance amends SFAS No. 133 for decisions made by the FASB as part of the Derivatives Implementation Group process and also amends SFAS No.133 to clarify the definition of a derivative. SFAS No. 149 is effective generally for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to significantly affect the Corporation’s financial condition or results of operations.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company had approximately $14.6 million of goodwill on its balance sheet at December 31, 2001. In preparing for its adoption of SFAS No. 142, the Company determined its reporting units and the amounts of goodwill and intangible assets to be allocated to those reporting units. The initial impairment testing has been completed and the Company has determined that there was no impairment as of January 1, 2002. Additionally, annually the Company performs an impairment analysis. There was no impairment of goodwill or intangible assets in 2002. The Company is not anticipating any impairment, any reclassifications between goodwill and intangible assets or any changes in the useful lives of intangible assets. No amortization expense was recorded on the goodwill during the first six months of 2003 or for 2002.

NOTE 5 – SERVICING ASSETS

Servicing assets consisted of the following as of June 30, 2003 and 2002:

	2003	2002

Mortgage servicing assets	$14,429	$10,323

Other servicing assets	451	456

Total	$14,880	$10,779

At June 30, 2003 and 2002, the Corporation serviced mortgage loans for others totaling $1,630,382 and $1,047,865, respectively. Following is an analysis of the activity for capitalized servicing assets during the six months ended June 30:

	2003	2002

Balance at January 1	$12,403	$8,722

Additions	8,702	4,654

Amortizations	(3,715)	(1,122)

Change in valuation allowance	(2,510)	(1,475)

Balance at June 30	$14,880	$10,779

     The amortization of mortgage servicing rights and the change in valuation allowance are offset by entries to other operating income in the Statement of Income.

(Dollars in thousands, except per share data)

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future cash flows, taking into consideration several different variables including discount rate, investor type, product type, interest rate, escrow balances, delinquencies, servicing fees and costs and prepayment speeds. The expected and actual rate of mortgage loan prepayments is the most significant factor affecting the value of mortgage servicing assets. The risk characteristics used to stratify the recognized servicing assets include method of origination and interest rate. The fair value of the servicing assets was $15,210 and $10,983 as of June 30, 2003 and 2002, respectively. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing assets for the six months ended June 30:

	2003	2002

Balance at January 1	$3,794	$810

Additions	2,510	1,475

Balance at June 30	$6,304	$2,285

The Company utilized interest rate derivatives to mitigate the risk of changes in the valuation of mortgage servicing assets. The fair value of the derivatives was $615 and $685 as of June 30, 2003 and 2002, respectively. Changes in market value of derivatives included in other operating income was $4,840 and $(95) for the six months ended June 30, 2003 and 2002, respectively.

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

Changes in the allowance for loan losses for the six months ended June 30 were as follows:

	2003	2002

Balance at January 1	$17,595	$16,695

Charge-offs	(4,933)	(2,910)

Recoveries	340	789

Net charge-offs	(4,593)	(2,121)

Provision for loan losses	5,028	2,236

Balance at June 30	$18,030	$16,810

Allowance for loan losses as a percent of total loans	1.50%	1.54%

Non-accrual, past-due and restructured loans (non-performing loans) as of June 30, 2003 and 2002:

	2003	2002

Non-accrual loans	$12,238	$6,287

Past-due loans	7,231	6,011

Restructured loans	340	197

Total	$19,809	$12,495

Percent of total loans at year end	1.65%	1.14%

Other real estate owned (net of reserve)	$621	$1,644

(Dollars in thousands, except per share data)

NOTE 7 – STOCK OPTIONS

At June 30, 2003, the Corporation had two stock-based compensations plans. The Corporation accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB No. 25, because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

	Six Months Ended June 30

	2003	2002

Net income, as reported	$14,099	$9,036

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(291)	(302)

Pro-forma net income	$13,808	$8,734

Earnings per share:

Basic-as reported	$1.48	$.91

Basic-pro-forma	$1.45	$.88

Diluted-as reported	$1.46	$.90

Diluted-pro-forma	$1.43	$.87

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

(Dollars in thousands, except per share data)

Parent and other are primarily comprised of the results of the investment funding activities, inter-segment revenue (expense) eliminations and unallocated corporate income and expense. Selected financial information by line of business is included in the table below:

Six Months Ended June 30, 2003

				Parent
	Mortgage	Commercial	Retail	And Other	Consolidated

Interest income	$9,261	$14,955	$12,836	$14,237	$51,289

Interest expense	—	—	(9,993)	(13,423)	(23,416)

Transfer pricing	(5,809)	(6,612)	13,206	(785)	—

Loan fees	155	520	154	(829)	—

Net interest margin	3,607	8,863	16,203	(800)	27,873

Provision for loan losses	(59)	(3,508)	(1,461)	—	(5,028)

Non-interest income	5,837	942	10,063	8,120	24,962

Non-interest expense-direct	(2,525)	(3,052)	(8,585)	(13,527)	(27,689)

Direct contribution	6,860	3,245	16,220	(6,207)	20,118

Allocations	(1,470)	(374)	(6,346)	8,190	—

Income before taxes	5,390	2,871	9,874	1,983	20,118

Income taxes	—	—	—	(6,019)	(6,019)

Net income	$5,390	$2,871	$9,874	$(4,036)	$14,099

Average assets	$315,122	$509,789	$386,627	$677,822	$1,889,360

Six Months Ended June 30, 2002

				Parent
	Mortgage	Commercial	Retail	And Other	Consolidated

Interest income	$9,904	$16,310	$13,597	$14,316	$54,127

Interest expense	—	—	(15,687)	(9,880)	(25,567)

Transfer pricing	(7,291)	(9,880)	16,603	568	—

Loan fees	26	807	195	(1,028)	—

Net interest margin	2,639	7,237	14,708	3,976	28,560

Provision for loan losses	(222)	(311)	(1,703)	—	(2,236)

Non-interest income	1,994	771	3,747	2,505	9,017

Non-interest expense-direct	(1,664)	(1,929)	(7,190)	(12,297)	(23,080)

Direct contribution	2,747	5,768	9,562	(5,816)	12,261

Allocations	(1,304)	(356)	(8,022)	9,682	—

Income before taxes	1,443	5,412	1,540	3,866	12,261

Income taxes	—	—	—	(3,225)	(3,225)

Net income	$1,443	$5,412	$1,540	$641	$9,036

Average assets	$295,634	$463,812	$363,571	$586,466	$1,709,483

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Second Bancorp Incorporated (the “Company”) is a financial holding company headquartered in Warren, Ohio. The primary subsidiary, The Second National Bank of Warren, (the “Bank”) was originally established in 1880. Operating through 33 retail banking centers and five loan production offices, we offer a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in an eight county area in northeastern and east-central Ohio. Among other things, our banking business includes a large and growing mortgage banking function. The Company also maintains two other subsidiaries, Stouffer-Herzog Insurance Agency, Inc. (“Stouffer-Herzog”) and Second Bancorp Capital Trust I. Stouffer-Herzog was acquired in the third quarter of 2002 and operates primarily in northeast Ohio selling a wide-range of personal and commercial property & casualty and life & health products. Second Bancorp Capital Trust I was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust for the primary purpose of funding our acquisition of Commerce Exchange Bank. Additional non-operating subsidiaries include Second National Capital Corporation and Second National Financial Company, LLC, which were formed in 2002 to facilitate a capital conversion plan for the subsidiary Bank.

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

Financial Condition
At June 30, 2003, the Company had consolidated total assets of $1.93 billion, deposits of $1.17 billion and shareholders’ equity of $140 million. Since June 30, 2002, total assets have increased by $206 million or 12.0%, primarily through new loan generation and security acquisition, funded by FHLB advances, federal funds purchased and securities sold under agreements to repurchase. Deposit generation efforts have been effective over that timeframe, however the sale of two banking centers in Jefferson County, Ohio reduced deposits by $88 million in the first quarter of 2003. The sale of the banking centers is a part of a larger banking center reconfiguration program which included the closing and / or consolidation of six banking centers into two new locations, the relocation and expansion of two other banking centers and the de novo opening of an additional banking center. The timing of these events started in 2002 and will progress through 2003.

Gross loans have increased by $107 million since June 30, 2002, nearly all of which ($86 million) was in commercial loans. Real estate loans increased $14 million since June 30, 2002 due to the sharp increase in loan originations, which is partially offset by prepayments and secondary market sales activities during the past year. The increased activity levels were brought about by lower long-term interest rates. A steady increase in direct consumer lending volume and increased indirect boat and recreational vehicle lending has offset the decline in indirect automobile loan volumes. Indirect loans have been de-emphasized due to the lower profit margins associated with the credits. Consumer loan balances have increased by $7 million over the past year. The loan mix has moved from a 44%, 31% and 25% mix of commercial, consumer and residential real estate loans, respectively, as of June 30, 2002 to a 48%, 28% and 24% mix at the end of the most recent quarter.

(Dollars in thousands, except per share data)

Deposits increased by $26 million since June 30, 2002, however absent the previously mentioned banking center sale, deposits would have increased by $114 million, or 10%. A dramatic shift in the composition of the deposit balances is occurring as the Company focuses on core deposit generation and funding cost reductions. Time deposit balances have declined from 44% of deposits as of June 30, 2002 to 40% of deposits at the end of the most recent quarter. Within the core funding categories, non-interest bearing demand balances remained at 13% of deposits during that time frame. Interest-bearing demand accounts increased from 9% to 13% of deposits and savings accounts decreased from 34% to 30% of deposits over the same time frame. Interest-bearing demand deposits have increased primarily as the result of the introduction of the Satisfaction NOW Account which is a NOW account with attractive temporary premium pricing.

Since March 31, 2003, total assets have increased by $17 million. Commercial loan balances increased by $13 million during the most recent quarter. Commercial loan generations totaled $49 million in the second quarter of 2002 compared to $78 million for the second quarter of 2003. Commercial lending activities have increased primarily due to increased lending in the higher growth markets in the western-most counties.

Strong secondary mortgage activities have kept real estate balances at below 25% of total loans, despite the record level of loan originations. Mortgage originations totaled $171 million in the second quarter of 2002 compared to $353 million for the second quarter of 2003. Similarly, sales of mortgage loans totaled $165 million in the second quarter of 2002 compared to $358 million for the second quarter of 2003.

The internal shift away from indirect automobile lending has kept internal consumer loan growth at below normal and historically sustainable levels. Direct consumer loan originations totaled $44 million in the second quarter of 2002 compared to $49 million for the second quarter of 2003. Indirect consumer loan originations, which now include loans for boats and recreational vehicles, totaled $18 million in the second quarter of 2002 compared to $17 million for the second quarter of 2003.

Asset Quality. The level of non-performing loans remained at elevated levels at the end of second quarter of 2003. Non-performing loans were $19,809 as of June 30, 2003 compared to $19,193 as of December 31, 2002 and $12,495 as of June 30, 2002. The increase from a year ago is due to the inclusion of two related credits totaling $7.3 million with lease receivables as collateral. The company that originated the leases has declared bankruptcy and has allegedly perpetrated fraud in the creation of some of the leases. The leases were supported by surety bonds from two well-capitalized insurance companies. The Company is currently litigating the matter. Due in part to the first security interest in the $11 million in collateral (lease obligations) that supports loans and the contention that the insurance companies are still obligated to uphold their surety, the Company continues to maintain the loans as non-performing loans with a specific reserve assigned to the credits. Management believes there will be little or no losses recognized as the result of these two credits.

Non-accrual loans have decreased to $12,238 from $13,123 as of December 31, 2002. The decline is attributable to an elevated level of net charge-offs. Loans past due over 90 days and still accruing totaled $7,231 as of June 30, 2003, up 27% from the previous year end and up 20% from a year ago. The increase is reflective of the general economic slowdown in both the national and local economies. The allowance allocated to impaired loans as of June 30, 2003 and 2002 was $3,750 and $2,915, respectively.

The allowance for loan losses represented 1.50% of loans as of June 30, 2003. The determination of the allowance for loan losses is based on management’s evaluation of the potential losses in the loan portfolio at June 30, 2003 considering, among other relevant factors, repayment status, borrowers’ ability to repay, collateral and current economic conditions. The allowance was 1.51% and 1.54% of total loans at December 31, 2002 and June 30, 2002, respectively.

(Dollars in thousands, except per share data)

Capital Resources. Shareholders’ equity has increased by $4 million since December 31, 2002. The increase in retained earnings of $10 million has been partially offset by the continuation of the Company’s stock repurchase program. Nearly 42,000 shares were repurchased during the second quarter of 2003 at an average price of $24.71. Since June 30, 2002, shareholders’ equity has increased by $4 million due to the retained earnings of $16 million and an increase in common stock of $3 million (due primarily to the acquisition of Stouffer-Herzog). Somewhat offsetting these increases were the addition of $15 million in treasury stock. For the first half of 2003, over 307,000 shares were repurchased during the second quarter of 2003 at an average price of $24.69. This leaves approximately 106,000 shares in shares to be repurchased by October of 2003 when the annual 2% buyback is refreshed. The annual 2% repurchase authorization will remain in effect until amended or withdrawn by subsequent board action. Repurchases under this authorization are expected to be completed through open market and / or private transactions at prevailing market prices and are discretionary, based upon management’s periodic assessment of market conditions and financial benefit to the Company.

Liquidity. Management of the Company’s liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of $56 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. There were $7.8 million in outstanding balances against the unsecured lines of credit as of June 30, 2003.

Results of Operations
Quarterly Comparison

The Company reported net income of $5,438 for the second quarter of 2003. Net income for the second quarter represented fifty-seven cents ($.57) per share on a diluted basis. Return on average assets (ROA) and return on average total shareholders’ equity (ROE) were 1.14% and 15.62%, respectively, for the second quarter of 2003 compared to 1.01% and 13.12% for last year’s second quarter.

Net interest income decreased from $14,403 for the second quarter of 2002 to $13,790 for this year’s second quarter. The decline was due to a thinning net interest margin brought on the third consecutive year of low interest rates. The net interest margin was 3.69% in the second quarter of 2002, 3.38 % in the fourth quarter of 2002 and 3.19% for the most recent quarter. The Company remains in an asset sensitive gap position and projections for the net interest margin reveal further modest margin compression if rates remain stable and a more rapid compression if rates decline. Average earning assets increased by 10.5% from last year to average $1,908,978 in the most recent quarter. The efficiency ratio was slightly improved, decreasing from 59.49% for the second quarter of 2002 to 56.10% for this year’s second quarter. Increased gains on the sale of loans generally offset increases in expenses, primarily driven by increased salary and benefit costs.

(Dollars in thousands, except per share data)

Commercial Lending. Commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. To a lesser extent, we also make construction loans and finance commercial equipment leases. Commercial loans comprised approximately 48% of our total loan portfolio at June 30, 2003, up from 44% at the end of the second quarter in 2002. Loan volume generated for the second quarter of 2003 totaled $78 million versus $49 million for the same period in 2002. Loan balances have increased by $29 million since the previous year end due to the increase in new loan generation. The increase in loan generation can be attributed to increase lending activity in the newer western-most regions of the Company’s market. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

Retail Lending. The Company offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat and recreational vehicle loans, credit cards and overdraft protection for checking account customers. At June 30, 2003, approximately 28% of loans were consumer loans. Of these balances, 19.9% was related to indirect automobile lending compared to 32% as of June 30, 2002. Another 16.6% of the consumer balances are now in indirect boat and recreational vehicle lending compared to 6.5% a year ago. Our indirect loans are originated through dealers in the local area. Indirect originations, which now include higher quality boat and recreational vehicle loans, have remained level at $17 million during the second quarter of 2003 versus the same quarter in 2002. Direct consumer lending has increased from $44 million for the second quarter of 2002 to $49 million for this year’s second quarter.

Mortgage Banking. Our mortgage department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate a recurring stream of fee income. We originated $353 million in residential real estate loans and sold approximately $358 million of loans during the second quarter of 2003, generating a net gain of $5,711. Comparatively, we originated $171 million and sold $165 million during the second quarter of 2002, generating net gains on sale of $1,505. We service $1.6 billion in mortgage loans for others at June 30, 2003 versus $1.0 billion as of June 30, 2002. Due to the continuation of lower mortgage interest rates in the second quarter of 2003, the valuation allowance on mortgage servicing rights associated with these serviced loans increased to a total of $6,304 as of June 30, 2003, compared to an allowance of $2,285 as of June 30, 2002. Included in other income during the second quarters of 2003 and 2002 were valuation allowance impairment charges of $1,522 and $1,375, respectively. Typically the impact of the changes in the valuation allowance are offset by the gains realized on new residential real estate production and sale. The Company began implementing derivative activities in the second quarter of 2002 designed to offset the income statement impact of changes in the valuation allowance for the mortgage servicing rights. Included in other income in the second quarter of 2003 was income from the changes in market values of the derivatives of $3,035 compared to $95 loss for the second quarter of 2002.

(Dollars in thousands, except per share data)

Trust. The trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. During the second quarter of 2003, personal trust accounts and employee benefit accounts produced approximately 78% and 22% of the total revenues of the department, respectively. The department discontinued the use of internally managed common trust funds, except for a tax-free municipal fund, during the fourth quarter of 2002. The change did not have a material impact on fee income. Fee income is down 19.1% from the second quarter of 2002 due the negative impact of current market conditions on asset values. Our trust department had approximately $496 million in assets under management at June 30, 2003 as compared to $557 million at June 30, 2002.

Insurance. The acquisition of Stouffer-Herzog on September 4, 2002 had a relatively minor impact on earnings for the subsequent quarters. The agency has provided insurance services to Ohio residents since 1956. Stouffer-Herzog has a diverse income base by line of business. Commissions historically are derived from personal lines (42%), commercial lines (35%) and life and health lines (23%).

Provision for Loan Losses. The allowance for loan losses is that amount believed adequate to absorb credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors. The provision for loan losses was $2,855 for the second quarter of 2003 versus $1,303 during the same period in 2002. Total net charge-offs were $2,582 for the second quarter of 2003 versus $1,377 for the second quarter of 2002. While the annualized net charge-offs to average loans outstanding ratio was .86% for the most recent quarter, the Company expects loan losses to be between .30% to .50% of average gross loans on an annualized basis for the remainder of the year, primarily due to continued soft economic conditions and their impact on our commercial borrowers.

Non-interest Income. Non-interest income (excluding security and trading gains and losses) totaled $10,700 for the second quarter of 2003 versus $4,053 for the same period last year. The improvement is primarily the result of improvement in the gain on sale of loans, which increased 269% to $6,310 in the second quarter of 2003 due to the increase in mortgage lending activities. The improvement in non-interest income can also be attributed to the increase in deposit service charges of 10.2%, resulting from an increase in core transaction accounts. Additionally, included in other income during the second quarters of 2003 and 2002 were valuation allowance impairment charges of $1,522 and $1,375, respectively, and changes in market values of derivatives $3,035 and $(95), respectively.

Non-interest Expense. Expenses for the second quarter of 2003 were $14,016 up 24.2% from the same period last year due to increased sales staff in the western regions, increased mortgage staff to accommodate increased origination and sales volumes and increased professional services (primarily legal fees associated with problem credits and recruiter fees for new sales staff).

Results of Operations
Year-to date Comparison
(Dollars in thousands, except per share data)

The Company reported net income of $14,099 for the first six months of 2003. Net income for the first half of 2003 represented $1.46 per share on a diluted basis. Return on average assets (ROA) and return on average total shareholders’ equity (ROE) were 1.49% and 20.54%, respectively, for the first six months of 2003 compared to 1.06% and 13.75% for the same period last year. Part of the increase in earnings was attributable to the aforementioned sale of two banking centers. The sale generated $5.6 million in pre-tax and $3.65 million in after-tax profits. Absent this non-recurring event, diluted earnings per share would have been $1.08, ROA would have been 1.11% and ROE would have been 15.22%.

Net interest income decreased from $28,560 for the first six months of 2002 to $27,873 for the same period in 2003. The decline was due to a thinning net interest margin brought on by the third consecutive year of low interest rates. The net interest margin was 3.26% in the first half of 2003 and 3.70% for the same period in 2002. The Company remains in an asset sensitive gap position and projections for the net interest margin reveal further modest margin compression if rates remain stable and a more rapid compression if rates decline. Average earning assets increased by 10.5% from last year to average $1,889,360 in the first half of 2003. The efficiency ratio was improved, decreasing from 59.44% for the first half of 2002 to 51.48% for this year’s first six months. The year-to-date numbers include the $5.6 gain on sale of the banking centers previously cited. Absent that gain the efficiency ratio would have been 57.49% for the first half of 2003. Increased gains on the sale of loans generally offset increases in expenses, primarily driven by increased salary and benefit costs.

Commercial Lending. Loan volume generated for the first half of 2003 totaled $146 million versus $93 million for the same period in 2002. The increase in loan generation can be attributed to increase lending activity in the newer western-most regions of the Company’s market. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

Retail Lending. Indirect loan originations, which now include higher quality boat and recreational vehicle loans, have remained level at $29 million during the first half of 2003 versus $28 million for the same period in 2002. Direct consumer lending has increased from $74 million for the first half of 2002 to $89 million for this year’s first six months.

Mortgage Banking. We originated $693 million in residential real estate loans and sold approximately $655 million of loans during the first half of 2003, generating a net gain of $9,899. Comparatively, we originated $351 million and sold $336 million during the first half of 2002, generating net gains on sale of $2,860. Included in other income during the first half of 2003 and 2002 were valuation allowance impairment charges of $2,511 and $1,475, respectively. Typically the impact of the changes in the valuation allowance are offset by the gains realized on new residential real estate production and sale. The Company began implementing derivative activities in the second quarter of 2002 designed to offset the income statement impact of changes in the valuation allowance for the mortgage servicing rights. Included in other income in the first half of 2003 was income from the changes in market values of the derivatives of $4,840 compared to $95 loss for the first half of 2002.

(Dollars in thousands, except per share data)

Trust. Fee income is down 20.9% from the first half of 2002 due the negative impact of current market conditions on asset values. Fee income totaled $1,172 for the first six months of 2003.

Insurance. The acquisition of Stouffer-Herzog on September 4, 2002 had a relatively minor impact on earnings for the subsequent quarters.

Provision for Loan Losses. The provision for loan losses was $5,028 for the first half of 2003 versus $2,236 during the same period in 2002. Total net charge-offs were $4,594 for the first half of 2003 versus $2,121 for the same period of 2002. While the annualized net charge-offs to average loans outstanding ratio was .77% for the first half of 2002, the Company expects loan losses to be between .30% to .50% of average gross loans on an annualized basis for the remainder of the year, primarily due to continued soft economic conditions and their impact on our commercial borrowers.

Non-interest Income. Non-interest income (excluding security and trading gains and losses) totaled $24,911 for the first half of 2003 versus $9,210 for the same period last year. The improvement is primarily the result of improvement in the gain on sale of loans, which increased 227% to $10,652 in the first half of 2003 due to the increase in mortgage lending activities. The improvement in non-interest income can also be attributed to the increase in deposit service charges of 12.9%, resulting from an increase in core transaction accounts. Additionally, included in other operating income during the first half of 2003 and 2002 were valuation allowance impairment charges of $2,511 and $1,475, respectively, and changes in market values of derivatives $4,840 and $(95), respectively.

Non-interest Expense. Expenses for the first half of 2003 were $27,689 up 20.0% from the same period last year due to increased sales staff in the western regions, increased mortgage staff to accommodate increased origination and sales volumes and increased professional services (primarily legal fees associated with problem credits and recruiter fees for new sales staff).

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

Market Risk Management
Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s market risk is composed primarily of interest rate risk. The Company’s Asset/Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Company’s entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank’s Board of Directors reviews the policies and guidelines established by ALCO.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net interest income would increase by 11.9% if interest rates would immediately rise by 200 basis points. It projects a decrease in net interest income of 10.1% if interest rates would immediately fall by 100 basis points. Management believes this reflects an acceptable level of risk from interest rate movements based on the current level of interest rates. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management’s outlook. Management expects interest rates to have a neutral bias for the remainder of 2003. Additionally, the Company has a significant amount of earnings that are impacted by interest rate movements but not included as a part of net interest income. These income statement categories include the change in valuation of mortgage servicing assets, the projected gain on sale of mortgage loans and the change in valuation of derivatives. The most recent model projects net income would increase by 1.4% if interest rates would immediately rise by 200 basis points and would decrease by 7.1% if interest rates fell by 100 basis points.

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

(Dollars in thousands, except per share data)

Item 4. Controls and Procedures

The Management of Second Bancorp Incorporated is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of June 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Second Bancorp’s disclosure controls and procedures. Based on that evaluation, management concluded that Second Bancorp’s disclosure controls and procedures as of June 30, 2003 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no significant changes in Second Bancorp’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

Item 2. Changes in Securities and Use of Proceeds — None

Item 3. Defaults upon Senior Securities — Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -
Second Bancorp Incorporated’s Annual Meeting of Shareholders was held on April 17, 2003.The results of the votes on the matters presented to shareholders were included in the Form 10-Q for the period ended March 31, 2003.

Item 5. Other Information — Not applicable

Item 6. Exhibits and Reports on Form 8-K -

a.     Exhibit Index.

10.1	Sixth Amendment to Revolving Credit Agreement (excluding exhibits), dated April 2, 2003, between Second Bancorp and The Northern Trust Company (filed as Exhibit 10.1).

11.1	Statement re: Computation of Earnings per Share (filed as Exhibit 11.1).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2).

b.     Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003: The Company filed a report on Form 8-K on April 18, 2003 to announce earnings for the first quarter 2003. The Company filed a report on Form 8-K on June 9, 2003 to announce a live webcast presentation. In the third quarter, the Company filed the following report of Form 8-K: The Company filed a report on Form 8-K on July 18, 2003 to announce earnings for the second quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND BANCORP INCORPORATED

Date: August 13, 2003	/s/ David L. Kellerman David L. Kellerman, Chief Financial Officer and Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.