Form 10-Q
period 2003-09-30
SECOND BANCORP INC
filed 2003-11-14
CIK 803112

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-15624

Second Bancorp Incorporated
(Exact Name of Registrant as Specified in Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1547453 (I.R.S. Employer Identification No.)

108 Main Avenue SW, Warren, Ohio 44481
(Address of Principal Executive Offices) (Zip Code)

330.841.0123
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2003, the registrant had 9,471,371 outstanding shares of common stock.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES
INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated balance sheets — September 30, 2003 and 2002 and December 31, 2002	3

	Consolidated statements of income — Three and nine months ended September 30, 2003 and 2002	4

	Consolidated statements of comprehensive (loss) income — Three and nine months ended September 30, 2003 and 2002	5

	Consolidated statements of shareholders’ equity Nine months ended September 30, 2003 and 2002	6

	Consolidated statements of cash flows — Nine months ended September 30, 2003 and 2002	7

	Notes to consolidated financial statements	8-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES		29

Exhibit 11.1	Statement Re: Computation of Earnings Per Share

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Second Bancorp Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31	September 30

(Dollars in thousands)	2003	2002	2002

ASSETS
Cash and due from banks	$57,305	$60,822	$40,815

Federal funds sold and temporary investments	13,128	61,449	15,033

Securities available-for-sale (at market value)	602,893	523,669	535,174

Loans	1,301,618	1,167,791	1,153,581

Less allowance for loan losses	18,372	17,595	17,443

Net loans	1,283,246	1,150,196	1,136,138

Premises and equipment	17,944	16,632	16,333

Accrued interest receivable	8,710	8,762	9,582

Goodwill and intangible assets	20,117	20,422	20,224

Servicing assets	19,827	12,403	10,961

Other assets	51,580	40,420	40,975

Total assets	$2,074,750	$1,894,775	$1,825,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:

Demand — non-interest bearing	$165,242	$179,714	$153,341

Demand — interest bearing	164,186	103,583	98,359

Savings	350,231	405,437	410,322

Time deposits	485,622	506,378	519,259

Total deposits	1,165,281	1,195,112	1,181,281

Federal funds purchased and securities sold under agreements to repurchase	238,047	138,796	166,532

Note Payable	7,750	7,000	3,000

Other borrowed funds	1,579	3,863	3,788

Federal Home Loan Bank advances	478,198	365,844	285,887

Accrued expenses and other liabilities	17,562	17,331	14,583

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	30,534	30,495	30,482

Total liabilities	1,938,951	1,758,441	1,685,553

Shareholders’ equity:

Common stock, no par value; 30,000,000 shares authorized; 11,108,823, 11,041,263 and 11,024,693 shares issued, respectively	42,815	41,763	40,994

Treasury stock; 1,638,032, 1,279,009 and 1,147,849 shares, respectively	(36,173)	(27,180)	(23,631)

Accumulated other comprehensive income	457	6,656	8,894

Retained earnings	128,700	115,095	113,425

Total shareholders’ equity	135,799	136,334	139,682

Total liabilities and shareholders’ equity	$2,074,750	$1,894,775	$1,825,235

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Income

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(Dollars in thousands, except per share data)	2003	2002	2003	2002

INTEREST INCOME
Loans (including fees):

Taxable	$18,950	$19,598	$56,369	$60,034

Exempt from federal income taxes	212	227	629	703

Securities:

Taxable	5,348	5,963	17,100	17,082

Exempt from federal income taxes	689	722	2,131	2,211

Federal funds sold and other	30	324	289	931

Total interest income	25,229	26,834	76,518	80,961
INTEREST EXPENSE
Deposits	5,118	7,526	16,460	22,629

Federal funds purchased and securities sold under agreements to repurchase	613	597	1,790	1,799

Note Payable	50	10	167	10

Other borrowed funds	2	10	8	28

Federal Home Loan Bank advances	4,895	4,003	14,203	11,781

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	734	734	2,200	2,200

Total interest expense	11,412	12,880	34,828	38,447

Net interest income	13,817	13,954	41,690	42,514

Provision for loan losses	1,096	1,573	6,124	3,809

Net interest income after provision for loan losses	12,721	12,381	35,566	38,705

NON-INTEREST INCOME
Gain on sale of loans	3,920	2,421	14,572	5,674

Service charges on deposit accounts	1,549	1,505	4,631	4,236

Trust fees	631	596	1,803	2,078

Trading account losses	0	0	0	(20)

Security gains	3,566	832	3,617	659

Gain on sale of banking centers	0	0	5,619	0

Other operating income	(2,609)	1,807	1,777	3,551

Total non-interest income	7,057	7,161	32,019	16,178

NON-INTEREST EXPENSE
Salaries and employee benefits	6,701	6,494	21,947	19,128

Net occupancy	1,180	1,119	3,504	3,381

Equipment	1,045	931	3,143	3,156

Professional services	707	563	2,612	1,491

Assessment on deposits and other taxes	501	384	1,281	1,043

Amortization of intangible assets	113	110	343	331

Merger costs	0	124	0	124

Other operating expenses	2,829	2,116	7,935	6,267

Total non-interest expense	13,076	11,841	40,765	34,921

Income before federal income taxes	6,702	7,701	26,820	19,962

Income tax expense	1,795	2,165	7,814	5,390

Net income	$4,907	$5,536	$19,006	$14,572

NET INCOME PER COMMON SHARE:
Basic	$0.52	$0.56	$1.99	$1.47

Diluted	$0.51	$0.55	$1.97	$1.45

Weighted average common shares outstanding:

Basic	9,475,345	9,876,844	9,526,545	9,929,276

Diluted	9,610,770	9,993,241	9,632,083	10,051,077

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(Dollars in thousands)	2003	2002	2003	2002

Net income	$4,907	$5,536	$19,006	$14,572

Other comprehensive income, net of tax:

Change in other comprehensive income — deferred compensation plan	0	(41)	0	(41)

Change in other comprehensive income — Derivatives	320	0	320	0

Change in unrealized market value adjustment on securities available-for-sale	(7,505)	1,670	(6,519)	5,501

Total other comprehensive (loss) income	(7,185)	1,629	(6,199)	5,460

Comprehensive (loss) income	$(2,278)	$7,165	$12,807	$20,032

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained
(Dollars in thousands, except per share data)	Stock	Stock	Income	Earnings	Total

Balance, January 1, 2002	$37,453	$(16,798)	$3,434	$104,210	$128,299

Net income				14,572	14,572

Change in other comprehensive income — deferred compensation plan, net of tax of $(22)			(41)		(41)

Change in unrealized gain on securities of $9,122, net of reclassification adjustment for gains included in net income of $659 and net of tax of $2,962			5,501		5,501

Cash dividends declared: common ($.54 per share)				(5,357)	(5,357)

Purchase of treasury shares		(6,833)			(6,833)

Common stock issued — dividend reinvestment plan	3,541				3,541

Balance, September 30, 2002	$40,994	$(23,631)	$8,894	$113,425	$139,682

Balance, January 1, 2003	$41,763	$(27,180)	$6,656	$115,095	$136,334

Net income				19,006	19,006

Change in other comprehensive income — derivatives, net of tax of $172			320		320

Change in unrealized gain on securities of $(6,409), net of reclassification adjustment for gains included in net income of $3,617 and net of tax of $(3,507)			(6,519)		(6,519)

Cash dividends declared: common ($.57 per share)				(5,401)	(5,401)

Purchase of treasury shares		(8,993)			(8,993)

Common stock issued — dividend reinvestment plan	1,052				1,052

Balance, September 30, 2003	$42,815	$(36,173)	$457	$128,700	$135,799

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	For the Nine Months Ended

(Dollars in thousands)	September 30	September 30

	2003	2002
OPERATING ACTIVITIES
Net income	$19,006	$14,572

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	6,124	3,809

Depreciation	2,366	2,602

Amortization of intangibles	343	331

Amortization of servicing rights	6,476	2,212

Amortization (accretion) of investment discount and premium	1,802	(253)

Amortization of underwriting costs — corporation-obligated mandatorily redeemable capital securities of subsidiary trust	39	40

(Decrease) increase in allowance for servicing rights	(1,020)	2,277

Deferred income taxes (benefit)	(672)	1,561

Securities gains	(3,617)	(659)

Gain on the sale of banking centers	(5,619)	0

Other gains, net	(14,570)	(4,391)

Decrease in interest receivable	52	690

Decrease in interest payable	(2)	(395)

Originations of loans held-for-sale	(956,811)	(505,050)

Proceeds from sale of loans held-for-sale	971,383	509,439

Net change in other assets and other liabilities	(6,432)	(1,789)

Net cash provided by operating activities	18,848	24,996

INVESTING ACTIVITIES
Proceeds from maturities of securities — available-for-sale	318,102	138,279

Proceeds from sales of securities — available-for-sale	64,986	174,052

Purchases of securities — available-for-sale	(470,519)	(420,670)

Net increase in loans	(152,028)	(41,590)

Net increase in premises and equipment	(3,706)	(2,517)

Net cash used by investing activities	(243,165)	(152,446)

FINANCING ACTIVITIES
Net increase in demand deposits, interest bearing demand and savings deposits	82,374	135,220

Net deposits (sold) acquired	(85,868)	0

Net decrease in time deposits	(20,756)	(77,070)

Net increase in federal funds purchased and securities sold under agreements to repurchase	99,251	59,253

Increase in note payable	750	3,000

Net decrease in borrowings	(2,284)	(2,065)

Net increase in advances from Federal Home Loan Bank	112,354	10,735

Cash dividends	(5,401)	(5,357)

Purchase of treasury stock	(8,993)	(6,833)

Net issuance of common stock	1,052	1,562

Net cash provided by financing activities	172,479	118,445

Decrease in cash and cash equivalents	(51,838)	(9,005)

Cash and cash equivalents at beginning of year	122,271	64,853

Cash and cash equivalents at end of period	$70,433	$55,848

Supplementary Cash Flow Information:
Cash paid for 1) Federal income taxes — $7,814 and $5,390 for the nine months ended September 30, 2003 and 2002, respectively and 2) Interest — $34,826 and $35,859 for the nine months ended September 30, 2003 and 2002, respectively.

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 — STOCK OPTIONS

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

The Corporation is evaluating whether to transition to SFAS No. 123 fair value method of accounting for stock based compensation. The disclosure requirements of SFAS No. 148 are reflected below.

At September 30, 2003, the Corporation had two stock-based compensations plans. The Corporation accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB No. 25, because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30

	2003	2002

Net income, as reported	$19,006	$14,572

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(432)	(454)

Pro-forma net income	$18,574	$14,118

Earnings per share:

Basic-as reported	$1.99	$1.47

Basic-pro-forma	$1.95	$1.42

Diluted-as reported	$1.97	$1.45

Diluted-pro-forma	$1.93	$1.40

NOTE 3 — COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of related tax, at September 30, 2003, December 31, 2002 and September 30, 2002 totaled $457, $6,656 and $8,894, respectively and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax, minimum pension liability, net of tax, deferred supplemental income, net of tax and derivatives, net of tax. Disclosure of reclassification amounts, net of tax for the nine-month periods ended September 30, 2003 and 2002 are as follows:

	2003	2002

Unrealized holding (losses) gains arising during the period	$(6,409)	$9,122

Less: reclassification of gains included in net income	(3,617)	(659)

Net unrealized (losses) gains on available-for-sale securities	(10,026)	8,463

Income tax benefit (effect)	3,507	(2,962)

Net unrealized (losses) gains on available-for-sale securities, net of tax	$(6,519)	$5,501

NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003. For preexisting VIEs, the FASB deferred the consolidation provisions on October 8, 2003, to periods ending after December 15, 2003.

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

The Company makes investments directly in low income housing projects through the Retail Banking line of business. As a limited partner in these unconsolidated projects, the Company is allocated tax credits and deductions associated with the underlying properties. The Company has determined these projects to be VIEs in which it has an interest, but for which it is not the primary beneficiary. At September 30, 2003, estimated assets of the projects totaled approximately $315,000. The Company’s maximum exposure to loss from its involvement with these projects is the unamortized investment balance of $684 at September 30, 2003. During the quarter ended September 30, 2003, the Company obtained no significant interests in low income housing projects created after January 31, 2003.

(Dollars in thousands, except per share data)

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer is to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer’s equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This accounting guidance is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Corporation’s financial condition or results of operations.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities addressed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This accounting guidance amends SFAS No. 133 for decisions made by the FASB as part of the Derivatives Implementation Group process and also amends SFAS No.133 to clarify the definition of a derivative. SFAS No. 149 is effective generally for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Corporation’s financial condition or results of operations.

NOTE 5 — SECURITIES

Debt and equity securities are classified as available-for-sale and are carried at their estimated fair value. Adjustments to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, are excluded from earnings and reported net of tax as a separate component of shareholders’ equity. Available-for-sale securities offer Management flexibility to sell securities to fund liquidity and manage the Corporation’s interest rate risk.

The amortized cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, probable call date, or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from securities. Interest and dividends are included in interest income from securities. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

(Dollars in thousands, except per share data)

The following is a summary of securities as of September 30, 2003 and 2002:

	September 30, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$7,030	$51	$0	$7,081

Obligations of states and political subdivisions	56,151	2,999	(44)	59,106

Corporate securities	40,680	811	(1,239)	40,252

Mortgage-backed securities	465,753	3,475	(4,184)	465,044

Total debt securities	569,614	7,336	(5,467)	571,483

Equity securities	31,269	173	(32)	31,410

Total available-for-sale securities	$600,883	$7,509	$(5,499)	$602,893

	September 30, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$33,549	$1,347	$(36)	$34,860

Obligations of states and political subdivisions	61,693	4,005	(19)	65,679

Corporate securities	71,899	3,418	(2,659)	72,658

Mortgage-backed securities	257,731	7,676	0	265,407

Total debt securities	424,872	16,446	(2,714)	438,604

Equity securities	20,479	176	(85)	20,570

Money market preferred	76,000	0	0	76,000

Total available-for-sale securities	$521,351	$16,622	$(2,799)	$535,174

Accumulated unrealized gain in other comprehensive income, net of tax is $1,319 and $9,006 for the nine months ended September 30, 2003 and 2002, respectively.

There were no holdings of trading securities at September 30, 2003 and 2002. The amortized cost and estimated market value of securities at September 30, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands, except per share data)

		Estimated
	Amortized	Market
	Cost	Value

Under 1 year	$11,814	$12,010

1 to 5 years	11,638	12,400

5 to 10 years	31,317	33,221

Over 10 years	49,092	48,808

	103,861	106,439

Mortgage-backed securities	465,753	465,044

Equity securities	31,269	31,410

Total available-for-sale securities	$600,883	$602,893

Information relating to sales of available-for-sale securities for the nine months ended September 30 is as follows:

	2003	2002

Proceeds from sales of available-for-sale securities	$64,986	$174,052

Gross realized gains	$3,867	$2,087

Gross realized losses	(250)	(1,428)

Net gains on sales	$3,617	$659

At September 30, 2003 and 2002, securities with a carrying value of $478,309 and $278,596, respectively, were pledged to secure repurchase agreements, deposits of public funds and for other purposes.

NOTE 6 — LOANS

Loans consist of the following as of September 30, 2003 and 2002:

	2003	2002

Commercial	$598,762	$520,175

Consumer	372,826	325,088

Real estate	330,030	308,318

Total loans	$1,301,618	$1,153,581

(Dollars in thousands, except per share data)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. The Company had approximately $14.6 million of goodwill on its balance sheet at December 31, 2001. In preparing for its adoption of SFAS No. 142, the Company determined its reporting units and the amounts of goodwill and intangible assets to be allocated to those reporting units. The initial impairment testing has been completed and the Company has determined that there was no impairment as of January 1, 2002. Additionally, annually the Company performs an impairment analysis. There was no impairment of goodwill or intangible assets in 2002. The Company performed the annual testing for impairment as of July 1, 2003 and concluded that no impairment had occurred. The Company is not anticipating any impairment, any reclassifications between goodwill and intangible assets or any changes in the useful lives of intangible assets. No amortization expense was recorded on the goodwill during the first nine months of 2003 or for 2002.

NOTE 8 — SERVICING ASSETS

Servicing assets consisted of the following as of September 30, 2003 and 2002:

	2003	2002

Mortgage servicing assets	$19,378	$10,516

Other servicing assets	449	445

Total	$19,827	$10,961

At September 30, 2003 and 2002, the Corporation serviced mortgage loans for others totaling $1,691,282 and $1,121,309, respectively. Following is an analysis of the activity for capitalized servicing assets during the nine months ended September 30:

	2003	2002

Balance at January 1	$12,403	$8,722

Additions	12,880	6,878

Amortizations	(6,476)	(2,362)

Change in valuation allowance	1,020	(2,277)

Balance at September 30	$19,827	$10,961

The amortization of mortgage servicing rights and the change in valuation allowance are offset by entries to other operating income in the Statement of Income.

(Dollars in thousands, except per share data)

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future cash flows, taking into consideration several different variables including discount rate, investor type, product type, interest rate, escrow balances, delinquencies, servicing fees and costs and prepayment speeds. The expected and actual rate of mortgage loan prepayments is the most significant factor affecting the value of mortgage servicing assets. The risk characteristics used to stratify the recognized servicing assets include method of origination and interest rate. The fair value of the servicing assets was $20,673 and $10,961 as of September 30, 2003 and 2002, respectively. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing assets for the nine months ended September 30:

	2003	2002

Balance at January 1	$3,794	$810

Additions	0	2,277

Reductions	(1,020)	0

Balance at September 30	$2,774	$3,087

The Company utilized interest rate derivatives to mitigate the risk of changes in the valuation of mortgage servicing assets. The fair value of the derivatives was $7,305 and $942 as of September 30, 2003 and 2002, respectively. Changes in market value of derivatives included in other operating income was $(1,919) and $992 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 9 — ASSET QUALITY

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

Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

	2003	2002

Balance at January 1	$17,595	$16,695

Charge-offs	(5,852)	(4,026)

Recoveries	505	965

Net charge-offs	(5,347)	(3,061)

Provision for loan losses	6,124	3,809

Balance at September 30	$18,372	$17,443

Allowance for loan losses as a percent of total loans	1.41%	1.51%

Non-accrual, past-due and restructured loans (non-performing loans) as of September 30, 2003 and 2002:

	2003	2002

Non-accrual loans	$12,735	$12,756

Past-due loans	8,625	6,995

Restructured loans	461	259

Total	$21,821	$20,010

Percent of total loans at quarter end	1.68%	1.73%

Other real estate owned (net of reserve)	$753	$1,593

(Dollars in thousands, except per share data)

NOTE 10 — LINE OF BUSINESS REPORTING

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

Parent and other are primarily comprised of the results of the investment funding activities, inter-segment revenue (expense) eliminations and unallocated corporate income and expense. Selected financial information by line of business is included in the table below:

Nine Months Ended September 30, 2003

				Parent
	Mortgage	Commercial	Retail	And Other	Consolidated

Interest income	$13,877	$22,488	$19,288	$19,659	$75,312

Interest expense	—	—	(14,390)	(20,438)	(34,828)

Transfer pricing	(8,478)	(9,657)	19,164	(1,029)	—

Loan fees	352	676	207	(29)	1,206

Net interest margin	5,751	13,507	24,269	(1,837)	41,690

Provision for loan losses	(110)	(4,009)	(2,005)	—	(6,124)

Non-interest income	11,485	1,529	12,483	6,522	32,019

Non-interest expense-direct	(4,209)	(4,585)	(13,060)	(18,911)	(40,765)

Direct contribution	12,917	6,442	21,687	(14,226)	26,820

Allocations	(2,204)	(561)	(9,519)	12,284	—

Income before taxes	10,713	5,881	12,168	(1,942)	26,820

Income taxes	—	—	—	(7,814)	(7,814)

Net income	$10,713	$5,881	$12,168	$(9,756)	$19,006

Average assets	$318,802	$517,149	$398,391	$693,917	$1,928,259

(Dollars in thousands, except per share data)

Nine Months Ended September 30, 2002

				Parent
	Mortgage	Commercial	Retail	And Other	Consolidated

Interest income	$14,733	$24,003	$20,434	$20,310	$79,480

Interest expense	—	—	(23,158)	(15,289)	(38,447)

Transfer pricing	(10,603)	(14,362)	24,559	406	—

Loan fees	77	1,075	329	—	1,481

Net interest margin	4,207	10,716	22,164	5,427	42,514

Provision for loan losses	(263)	(1,133)	(2,413)	—	(3,809)

Non-interest income	3,277	1,143	5,920	5,838	16,178

Non-interest expense-direct	(2,432)	(2,987)	(10,892)	(18,610)	(34,921)

Direct contribution	4,789	7,739	14,779	(7,345)	19,962

Allocations	(1,969)	(546)	(12,011)	14,526	—

Income before taxes	2,820	7,193	2,768	7,181	19,962

Income taxes	—	—	—	(5,390)	(5,390)

Net income	$2,820	$7,193	$2,768	$1,791	$14,572

Average assets	$294,617	$463,497	$366,659	$605,269	$1,730,042

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

Financial Condition
At September 30, 2003, the Company had consolidated total assets of $2.07 billion, deposits of $1.17 billion and shareholders’ equity of $136 million. Since September 30, 2002, total assets have increased by $250 million or 13.7%, primarily through new loan generation and security acquisition and funded by FHLB advances as well as federal funds purchased and securities sold under agreements to repurchase. Deposit generation efforts have been effective over that timeframe, however the sale of two banking centers in Jefferson County, Ohio reduced deposits by $88 million in the first quarter of 2003. The sale of the banking centers is a part of a larger banking center reconfiguration program which included the closing and / or consolidation of six banking centers into two new locations, the relocation and expansion of two other banking centers and the de novo opening of an additional banking center. The timing of these events started in 2002 and will progress through 2003 and into 2004.

Gross loans have increased by $148 million since September 30, 2002, over one-half ($79 million) of which was in commercial loans. Real estate loans increased $22 million since September 30, 2002 due to the sharp increase in loan originations, which is partially offset by prepayments and secondary market sales activities during the past year. The increased activity levels were brought about by lower long-term interest rates. An increase in longer-term interest rates over the most recent quarter has significantly reduced the volume of new originations as well as prepayments of mortgage loan balances. A steady increase in direct consumer lending volume and increased indirect boat and recreational vehicle lending has offset the decline in indirect automobile loan volumes. Indirect loans have been de-emphasized due to the lower profit margins associated with the credits. Consumer loan balances have increased by $48 million over the past year. The loan mix has changed only modestly over the past year, moving from a 45%, 28% and 27% mix of commercial, consumer and residential real estate loans, respectively, as of September 30, 2002 to a 46%, 29% and 25% mix at the end of the most recent quarter.

(Dollars in thousands, except per share data)

Deposits decreased by $16 million since September 30, 2002, however absent the previously mentioned banking center sale, deposits would have increased by $72 million, or 6.1%. A shift in the composition of the deposit balances is occurring as the Company focuses on core deposit generation and funding cost reductions. Time deposit balances have declined from 44% of deposits as of September 30, 2002 to 42% of deposits at the end of the most recent quarter. Within the core funding categories, non-interest bearing demand balances increased from 13% to 14% of deposits during that time frame. Interest-bearing demand accounts increased from 8% to 14% of deposits and savings accounts decreased from 35% to 30% of deposits over the same time frame. Interest-bearing demand deposits have increased primarily as the result of the introduction of the Satisfaction NOW Account which is a NOW account with attractive temporary premium pricing. Over the most recent quarter, these core deposits decreased by $28 million, while time deposits increased by $20 million to offset the decline in core deposits. The shift in deposit generation and retention signals the potential start of a new wave of deposit disintermediation from financial institutions as alternative investment vehicles, including mutual funds, become more attractive to consumers.

Since June 30, 2003, total assets have increased by $149 million, or an annualized pace of 31%. Approximately $47 million of the increase was in securities as the Company utilized additional leveraging strategies to improve net interest income and offset the impact of a declining net interest margin.

Commercial loan balances increased by $27 million, or an annualized pace of 19%, during the most recent quarter. Commercial loan generations totaled $73 million in the third quarter of 2002 compared to $86 million for the third quarter of 2003. On a year-to-date basis, commercial loan generations totaled $232 million in 2003 versus $166 million in 2002. Commercial lending activities have increased primarily due to increased lending in the higher growth markets in the western-most counties, primarily generated by commercial lenders and private bankers.

Strong secondary mortgage activities have kept real estate balances at 25% of total loans, despite the record level of loan originations. Mortgage originations totaled $207 million in the third quarter of 2002 compared to $373 million for the third quarter of 2003. Similarly, sales of mortgage loans totaled $169 million in the third quarter of 2002 compared to $283 million for the third quarter of 2003. On a year-to-date basis, mortgage loan originations totaled $1.065 billion thus far in 2003 versus $557 million in 2002. The increase in longer-term interest rates during the third quarter has significantly reduced the volume of loan originations, resulting in a much lower forecast for origination levels as well as non-interest income for at least the fourth quarter of 2003.

In prior quarters, the internal shift away from indirect automobile lending has kept internal consumer loan growth below normal and historically sustainable levels. However, direct consumer loan originations for the most recent quarter were quite strong and totaled $74 million in the third quarter of 2003 compared to $34 million for the third quarter of 2003. An increase in second mortgage lending helped to boost production levels as first mortgage loans fell out of favor with consumers. On a year-to-date basis, direct consumer loans totaled $174 million in 2003 versus $110 million in 2002. Indirect consumer loan originations, which now include loans for boats and recreational vehicles, totaled $19 million in the third quarter of 2003 compared to $15 million for the third quarter of 2002. On a year-to-date basis, indirect consumer loans totaled $47 million in 2003 versus $42 million in 2002.

Asset Quality. The level of non-performing loans remained at elevated levels at the end of third quarter of 2003. Non-performing loans were $21,821 as of September 30, 2003 compared to $19,809 as of June 30, 2003 and $20,010 as of September 30, 2002. The increase in the most recent quarter is primarily attributable to an increase in residential real estate loans past due over 90 days. The past due balances still include two related credits totaling $7.3 million with lease receivables as collateral. The company that originated the leases has declared bankruptcy and has allegedly perpetrated fraud in the creation of some of the leases. The leases were supported by surety bonds from two well-capitalized insurance companies.

(Dollars in thousands, except per share data)

The Company is currently litigating the matter. Due in part to the first security interest in the $11 million in collateral (lease obligations) that supports loans and the contention that the insurance companies are still obligated to uphold their surety, the Company continues to maintain the loans as non-performing loans with a specific reserve assigned to the credits. Management believes there will be little or no losses in excess of the specific reserves assigned to these two credits.

Non-accrual loans have increased to $12,735 from $12,238 as of June 30, 2002. The increase is attributable to additional small balance commercial loans that are over 90 days past due. Loans past due over 90 days and still accruing totaled $8,625 as of September 30, 2003, up 23% from a year ago. The increase is reflective of the general economic slowdown in both the national and local economies. The allowance allocated to impaired loans as of September 30, 2003 and 2002 was $4,232 and $4,194, respectively.

The allowance for loan losses represented 1.41% of loans as of September 30, 2003. The determination of the allowance for loan losses is based on management’s evaluation of the probable losses in the loan portfolio at September 30, 2003 considering, among other relevant factors, repayment status, borrowers’ ability to repay, collateral and current economic conditions. The allowance was 1.51% and 1.51% of total loans at December 31, 2002 and September 30, 2002, respectively. Part of the decline in the level of the allowance for loan losses as a percentage of loans is attributable to the sale of the Company’s credit card portfolio at the end of the second quarter of 2003. The sale of these higher risk credits allowed the reserve to be reduced as a percentage of total loans.

Capital Resources. Shareholders’ equity has decreased by $535 since December 31, 2002. The increase in retained earnings of $13.6 million has been offset by the continuation of the Company’s stock repurchase program. The Company repurchased 50,000 shares during the third quarter of 2003 at an average price of $27.18. Since September 30, 2002, shareholders’ equity has decreased by nearly $4 million due to the build up in retained earnings of $15 million and an increase in common stock of $2 million (due primarily to the acquisition of Stouffer-Herzog). Offsetting these increases were the addition of $12.5 million in treasury stock and an $8.4 million decline in other comprehensive income. The decline in other comprehensive income was primarily a result of lower market values on securities due to increased longer-term interest rates. For the first nine months of 2003, over 357,000 shares were repurchased at an average price of $25.04. The annual 2% repurchase authorization was renewed in October of this year and will remain in effect until amended or withdrawn by subsequent board action. Repurchases under this authorization are expected to be completed through open market and / or private transactions at prevailing market prices and are discretionary, based upon management’s periodic assessment of market conditions and financial benefit to the Company.

Liquidity. Management of the Company’s liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Company. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of $73 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. There were $7.8 million in outstanding balances against the unsecured lines of credit as of September 30, 2003.

(Dollars in thousands, except per share data)

Asset generation capabilities for the Company are quite strong at present with excellent loan generation totals and outstanding balance increases during the quarter. The efforts illustrate the successful business model employed by the Company to hire and train very productive sales personnel and to be very close to the client. With the high level of asset generation and the most recent trends of lower core deposits, the Company foresees liquidity risk building in the coming quarters. Deposit generation will be essential to maintain the recent pace of loan generation as wholesale borrowing levels represent 35% of total assets and, in the opinion of Management, should not be allowed to increase to any higher level as a percentage of assets. A limited amount of security sales or maturities can be utilized to fund loan growth unless pledging requirements ease.

Results of Operations
Quarterly Comparison

The Company reported net income of $4,907 for the third quarter of 2003. Net income for the third quarter represented fifty-one cents ($.51) per share on a diluted basis. Net income for the third quarter of 2002 was $5,536, or $.55 per diluted share. Return on average assets (ROA) and return on average total shareholders’ equity (ROE) were 0.98% and 14.56%, respectively, for the third quarter of 2003 compared to 1.25% and 16.22% for last year’s third quarter.

Net interest income decreased from $13,954 for the third quarter of 2002 to $13,817 for this year’s third quarter. The decline was due to continued compression of the net interest margin brought on the third consecutive year of low interest rates, partially offset by an increase in earning assets. The net interest margin was 3.49% in the third quarter of 2002, 3.38 % in the fourth quarter of 2002 and 3.06% for the most recent quarter. The Company is in a relatively balanced interest sensitivity position after being asset sensitive at the end of the second quarter. Slower repayments of assets and the utilization of interest rate swaps brought the interest sensitivity position to a more balanced level. Average earning assets increased by 12.9% from last year to average $1,871,145 in the most recent quarter. The efficiency ratio was higher, increasing from 56.94% for the third quarter of 2002 to 73.49% for this year’s third quarter. Increased gains on the sale of loans generally offset increases in expenses, primarily driven by increased salary and benefit costs, however underperformance on derivative activities generated the ratio increase. As the gains on sale of mortgages are anticipated to be lower in the fourth quarter of 2003, the Company has begun efforts to reduce associated expenses.

Commercial Lending. Commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. To a lesser extent, we also make construction loans and finance commercial equipment leases. Commercial loans comprised approximately 46% of our total loan portfolio at September 30, 2003, up from 45% at the end of the third quarter in 2002. Loan volume generated for the third quarter of 2003 totaled $86 million versus $73 million for the same period in 2002. Loan balances have increased by $79 million, or 15% since September 30, 2002 due to the increase in new loan generation. The increase in loan generation can be attributed to increase lending activity in the newer western-most regions of the Company’s market. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

(Dollars in thousands, except per share data)

Retail Lending. The Company offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat and recreational vehicle loans, credit cards and overdraft protection for checking account customers. At September 30, 2003, approximately 29% of loans were consumer loans. Of these balances, 15.7% was related to indirect automobile lending compared to 29.7% as of September 30, 2002. Another 18.3% of the consumer balances are now in indirect boat and recreational vehicle lending compared to 9.7% a year ago. Our indirect loans are originated through dealers in the local area. Indirect originations, which now include higher quality boat and recreational vehicle loans, have increased slightly to $19 million during the third quarter of 2003 versus $15 million for the same quarter in 2002. The newer indirect boat and recreational vehicle loans are experiencing a high degree of credit quality as compared to indirect auto loans. The indirect boat and recreational vehicle charge-offs and delinquencies have been extremely low since inception of the program. Direct consumer lending has increased from $34 million for the third quarter of 2002 to $74 million for this year’s third quarter.

Mortgage Banking. Our mortgage department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including deferred origination fee income and deferred costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate a recurring stream of fee income. We originated $373 million in residential real estate loans and sold approximately $283 million of loans during the third quarter of 2003, generating a net gain of $3.7 million. Comparatively, we originated $207 million and sold $169 million during the third quarter of 2002, generating net gains on sale of $2.3 million. We service $1.7 billion in mortgage loans for others at September 30, 2003 versus $1.1 billion as of September 30, 2002. Due to the sharp increase in mortgage interest rates in the third quarter of 2003, the valuation allowance on mortgage servicing rights (“MSRs”) associated with these serviced loans decreased to a total of $2,774 as of September 30, 2003, compared to an allowance of $3,087 as of September 30, 2002. Included in other income during the third quarters of 2003 and 2002 were valuation allowance recoveries and impairment charges of $3,530 and $(802), respectively. Typically the impact of the changes in the valuation allowance are offset by the gains realized on new residential real estate production and sale. The Company began implementing derivative activities in the second quarter of 2002 designed to offset the income statement impact of changes in the valuation allowance for the mortgage servicing rights. Included in other income in the third quarter of 2003 was a loss from the changes in market values of the derivatives of $6,759 compared to a $1,087 gain for the third quarter of 2002. The underperformance of the derivative instruments versus the recovery of the mortgage servicing rights was due to the sharpness of the rate increase over a very short time period. The Company analyzes the value of the MSRs at the end of each month and a risk profile is modeled to gauge the expected impact on the value of the MSRs versus rate changes up and down. Derivative instruments are constructed or adjusted to create an offset to the MSR risk profile. As rates rose the anticipated upward movement in the MSRs did not match the expected movement and underperformed expectations. The value was thought to be approaching the lower of cost or market cap for valuation of the MSRs at the end of July and derivative positions were adjusted accordingly. As the values for the end of July were finalized additional derivative positions were established to re-balance the MSR risk position and in the interim underperformance financial results were realized. The MSR portfolio continues to be valued relatively near its lower of cost or market cap making the constructive use of effective derivative positions difficult. As a result, there is an increased likelihood of additional losses from net MSR and derivative value movement in the fourth quarter.

(Dollars in thousands, except per share data)

Trust. The trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. The department discontinued the use of internally managed common trust funds, except for a tax-free municipal fund, during the fourth quarter of 2002. The change did not have a material impact on fee income. Fee income is up 5.9% from the third quarter of 2002 due a rebound in asset values along with increased sales activity. Our trust department had approximately $490 million in assets under management at September 30, 2003 as compared to $528 million at September 30, 2002.

Insurance. The acquisition of Stouffer-Herzog on September 4, 2002 had a relatively minor impact on earnings for the subsequent quarters. The agency has provided insurance services to Ohio residents since 1956. Stouffer-Herzog has a diverse income base by line of business. Commissions historically are derived from personal lines (42%), commercial lines (35%) and life and health lines (23%).

Provision for Loan Losses. The allowance for loan losses is that amount believed adequate to absorb probable credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors. The provision for loan losses was $1,096 for the third quarter of 2003 versus $1,573 during the same period in 2002. Total net charge-offs were $753 for the third quarter of 2003 versus $940 for the third quarter of 2002. While the annualized net charge-offs to average loans outstanding ratio was .24% for the most recent quarter, the Company expects loan losses to be between .30% to .50% of average gross loans on an annualized basis for the fourth quarter and 2004, primarily due to continued soft economic conditions and their impact on our commercial borrowers.

Non-interest Income. Non-interest income (excluding security gains and losses) totaled $3,491 for the third quarter of 2003 versus $6,329 for the same period last year. The decline is primarily the result of the underperformance of the derivatives versus MSR value changes during the quarter described earlier. There was improvement in the gain on sale of loans, which increased to $3,920 in the third quarter of 2003 from $2,421 in the same period of 2002 due to the increase in mortgage lending activities. Deposit service income is up 2.9% from the same period a year ago.

Non-interest Expense. Expenses for the third quarter of 2003 were $13,076 up 11.6% from the same period last year due to increased sales staff in the western regions, increased mortgage staff to accommodate increased origination and sales volumes and increased professional services (primarily legal fees associated with problem credits and recruiter fees for new sales staff).

Results of Operations
Year-to date Comparison
(Dollars in thousands, except per share data)

The Company reported net income of $19,006 for the first nine months of 2003 versus $14,572 in 2002. Net income for the first three quarters of 2003 represented $1.97 per share on a diluted basis. Return on average assets (ROA) and return on average total shareholders’ equity (ROE) were 1.31% and 18.57%, respectively, for the first nine months of 2003 compared to 1.12% and 14.59% for the same period last year. Part of the increase in earnings was attributable to the aforementioned sale of two banking centers. The sale generated $5.6 million in pre-tax and $3.65 million in after-tax profits. Absent this non-recurring event, diluted earnings per share would have been $1.59, ROA would have been 1.06% and ROE would have been 15.00%.

Net interest income decreased from $42,514 for the first nine months of 2002 to $41,690 for the same period in 2003. The decline was due to continued compression of the net interest margin brought on by the third consecutive year of low interest rates. The net interest margin was 3.19% in the first three quarters of 2003 and 3.63% for the same period in 2002. Average earning assets increased by 11.4% from last year to average $1,804,326 in the first half of 2003. The efficiency ratio was improved, decreasing from 58.57% for the first three quarters of 2002 to 56.95% for this year’s first nine months. The year-to-date numbers include the $5.6 gain on sale of the banking centers previously cited. Absent that gain the efficiency ratio would have been 61.80% for the first nine months of 2003. Increased gains on the sale of loans generally offset increases in expenses, primarily driven by increased salary and benefit costs, however, underperformance on derivative activities generated the ratio increase.

Commercial Lending. Loan volume generated for the first nine months of 2003 totaled $232 million versus $166 million for the same period in 2002. The increase in loan generation can be attributed to increase lending activity in the newer western-most regions of the Company’s market. The portfolio mix continues to shift towards more rate-sensitive and higher margin, variable rate commercial loans.

Retail Lending. Indirect loan originations, which now include higher quality boat and recreational vehicle loans, have increased slightly from $42 million during the first nine months of 2002 to $47 million for the same period this year. Direct consumer lending has increased from $110 million for the first nine months of 2002 to $174 million for this year’s first three quarters.

Mortgage Banking. We originated $1,065 million in residential real estate loans and sold approximately $938 million of loans during the first three quarters of 2003, generating a net gain of $14,083. Comparatively, we originated $557 million and sold $169 million during the first nine months of 2002, generating net gains on sale of $5,139. Included in other income during the first nine months of 2003 and 2002 were valuation allowance recovery and impairment charges of $1,019 and $(2,277), respectively. Typically the impact of the changes in the valuation allowance are offset by the gains realized on new residential real estate production and sale. The Company began implementing derivative activities in the second quarter of 2002 designed to offset the income statement impact of changes in the valuation allowance for the mortgage servicing rights. Included in other income in the first half of 2003 was a loss from the changes in market values of the derivatives of $1,919 compared to a $992 gain for the first three quarters of 2002.

(Dollars in thousands, except per share data)

Trust. Fee income is down 13.2% from the first nine months of 2002 due the negative impact of current market conditions on asset values during the first half of 2003. Fee income totaled $1,803 for the first nine months of 2003. Personal trust accounts, employee benefit accounts and investment management agency accounts (including safekeeping) produced approximately 62%, 22% and 16% of the total revenues of the department, respectively.

Insurance. The acquisition of Stouffer-Herzog on September 4, 2002 had a relatively minor impact on earnings for the subsequent quarters.

Provision for Loan Losses. The provision for loan losses was $6,124 for the first nine months of 2003 versus $3,809 during the same period in 2002 due to an increase in estimated loss rates associated with higher charge-offs on commercial loans. Total net charge-offs were $5,347 for the first three quarters of 2003 versus $3,061 for the same period of 2002. While the annualized net charge-offs to average loans outstanding ratio was .59% for the first nine months of 2002, the Company expects loan losses to be between .30% to .50% of average gross loans on an annualized basis for the remainder of the year and for 2004, primarily due to continued soft economic conditions and their impact on our commercial borrowers.

Non-interest Income. Non-interest income (excluding security gains and losses) totaled $28,402 for the first nine months of 2003 versus $15,539 for the same period last year. The improvement is primarily the result of improvement in the gain on sale of loans, which increased 157% to $14,572 in the first nine months of 2003 due to the increase in mortgage lending activities. The improvement in non-interest income can also be attributed to the increase in deposit service charges of 9.3%, resulting from an increase in core transaction accounts. Additionally, included in other operating income during the first nine months of 2003 and 2002 were valuation allowance recovery and impairment charges of $1,019 and $(2,277), respectively, and changes in market values of derivatives of ($1,919) and $992, respectively.

Non-interest Expense. Expenses for the first nine months of 2003 were $40,765 up 17.2% from the same period last year due to increased sales staff in the western regions, increased mortgage staff to accommodate increased origination and sales volumes and increased professional services (primarily legal fees associated with problem credits and recruiter fees for new sales staff).

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net interest income would decrease by 2.4% if interest rates would immediately rise by 200 basis points. It projects a decrease in net interest income of 5.0% if interest rates would immediately fall by 100 basis points. Management believes this reflects an acceptable level of risk from interest rate movements based on the current level of interest rates. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management’s outlook. Management expects interest rates to have a neutral bias for the remainder of 2003 and into 2004. Additionally, Management measures the expected impact on the economic value of equity (“EVE”) given various levels of interest rate shocks. While the net interest income volatility measurement cited above gives Management a near-term view of interest rate risk, the EVE analysis gives Management a longer-term view as EVE serves to measure the net duration of assets and liabilities. The most recent model projects EVE would decrease by 5.6% if interest rates would immediately rise by 200 basis points. It projects a decrease in EVE of 9.8% if interest rates would immediately fall by 100 basis points. Management believes this reflects an acceptable level of risk from interest rate movements based on the current level of interest rates.

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

(Dollars in thousands, except per share data)

Item 4. Controls and Procedures

The Management of Second Bancorp Incorporated is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Second Bancorp’s disclosure controls and procedures. Based on that evaluation, management concluded that Second Bancorp’s disclosure controls and procedures as of September 30, 2003 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. Additionally, there were no changes in Second Bancorp’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K —

a.     Exhibit Index.

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

b. Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003: The Company filed a report on Form 8-K on July 18, 2003 to announce earnings for the second quarter 2003. In the fourth quarter, the Company filed the following report on Form 8-K: The Company filed a report on Form 8-K on October 16, 2003 to announce earnings for the third quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND BANCORP INCORPORATED

Date: November 13, 2003	/s/ David L. Kellerman David L. Kellerman, Chief Financial Officer and Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.