Form 10-K
period 2003-12-31
SECOND BANCORP INC
filed 2004-03-01
CIK 803112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 0-15624

Second Bancorp Incorporated

(Exact Name of Registrant as Specified in Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1547453 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2003 as reported on the NASDAQ National Market System, was approximately $219,599,048. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2004 the registrant had outstanding 9,479,371 shares of Common Stock.

PART I.

Item 1. BUSINESS

General

Second Bancorp Incorporated (“Second Bancorp”) is a one-bank financial holding company with its most significant subsidiary being The Second National Bank of Warren (“Second National”), a Warren, Ohio based commercial bank. Operating through 33 retail banking centers and 5 loan production offices, Second National offers a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeast and east-central Ohio. A second operating subsidiary is Stouffer-Herzog Insurance Agency, which sells a wide range of property, casualty, life and health insurance products in northeast Ohio. At December 31, 2003, Second Bancorp had consolidated total assets of $2.12 billion, deposits of $1.22 billion and shareholders’ equity of $137 million. Additional non-operating subsidiaries include Second National Capital Corporation and Second National Financial Company, LLC, which were formed in 2002 to facilitate a capital conversion plan for the subsidiary Bank. The Corporation also maintains an unconsolidated subsidiary, Second Bancorp Capital Trust I, which was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust; see footnote 17 of Item 8; Financial Statements and Supplementary Data.

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

On January 8, 2004, the Corporation and Sky Financial Group. Inc., based in Bowling Green, Ohio, announced an agreement whereby Sky Financial Group will acquire the Corporation and its wholly-owned subsidiaries including the Bank. The transaction is expected to close during the second quarter of 2004. Under the terms of the agreement, shareholders of the Corporation will receive 1.26 shares of Sky Financial Group common stock for each share of the Corporation.

The agreement provides for the merger of the Corporation into Sky Financial Group, and the subsequent merger of the Bank into Sky Bank, Sky Financial Group’s commercial banking affiliate. The Corporation’s insurance affiliate Stouffer-Herzog will be integrated into Sky Insurance some time after the merger is complete.

The merger is subject to receipt of applicable regulatory approvals and to the approval of the shareholders of the Corporation.

Primary Business Operations

We currently operate three major lines of business, each of which is discussed below.

Commercial

Commercial includes credit and related financial services to small-to-large-sized corporations and businesses.

Our commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. Typically, our customers’ financing requirements range from $250,000 to $10 million. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. Commercial loans comprised approximately 47% of our total loan portfolio at December 31, 2003.

We have sought to differentiate Second National’s Commercial business line by being “bankers, not just lenders.” What this means is that our delivery of premier commercial banking products and services is not dependent only on competing over price. Rather, our professionals are responsible for taking on a consultative role in long term relationship building, ensuring that what we are providing is in harmony with the vision of our clients.

The success of this orientation is evident in the stability of our core group of commercial bankers that has not experienced any turnover during the past two years. Moreover, our most recent additions to the Commercial Banking staff have come from within the Bank, further contributing to the depth of knowledge represented by this team.

During 2003, new loan generation increased by 12.75 percent compared with 2002, for a total of $219,030,265. Fee income also grew to $2,292,216 for an increase of 5 percent over the prior year. Commercial portfolio balances were $630 million at year end, up from $542 million at December 31, 2002.

Second National uses a number of techniques to increase its client base. Some of these include mass marketing, referrals from our existing clients and referrals from CPAs and attorneys. Earlier in the year, we also initiated a “cold calling” marketing program to increase our market penetration and meet our profitability objectives in the Cleveland and Akron areas. Lenders developed a customized target list that focused on small businesses and was designed focusing on specific industries that are desirable to the Bank. Results of this effort are incorporated into monthly sales activity and backlog reports as a way of formalizing the process of relationship building.

Retail

Retail includes deposit gathering, direct and indirect consumer lending along with a minor amount of small business banking services.

We offer a full range of consumer loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat and recreational vehicle loans, credit cards and overdraft protection for checking account customers. At December 31, 2003, approximately 34% of our consumer loans consisted of indirect auto, boat and recreational vehicle loans, which are originated through dealers in the local area. Consumer loans comprised approximately 30% of our total loan portfolio at December 31, 2003.

We continued to adjust our Retail Banking Center/Hub network by reallocating resources to locations where marketplace intelligence gathering and analysis indicated high growth potential. That effort is supported by ongoing training, properly designed incentives, and utilization of Monthly Achievement Results (MARs) reports as a system of evaluation and measurement. Using our Financial Information System (FIS) we are capable of using real time, fact-based data to make accurate decisions to achieve profitability growth targets.

During 2003, we were successful in reducing or controlling expenses through consolidation of facilities, reducing charge-offs, increasing fee collection rates, and streamlining contract pricing relative to various services such as telecommunications and ATM costs. We also implemented a Resource Optimization and Allocation Model (ROAM(™)) staffing model that has enabled us to reduce costs while still improving performance.

Increases in income were achieved by growing the level of profitable products sold or booked, delivered by professionals dedicated to continually developing their sales acumen, and supported by an increase in target advertising and outbound calling to cultivate new business prospects.

     Other specific Retail Banking 2003 achievements include:

•	Banking Center Mortgage Loan production reached $191,158,000, an increase of 36.67% over 2002

•	Banking Center Consumer Loan production reached $153,343,000, an increase of 70.42% over 2002

•	Banking Center Consumer Loan outstanding balances increased by 23.03% over 2002

•	Banking Center outstanding non-interest demand deposits increased 4.55% over 2002

•	Banking Center outstanding non-maturity deposits increased 17.72% over 2002

•	Call Center loan sales (excluding mortgage and commercial) were $11,413,875

•	Retail Banking cross sell improved from 2.70 in 2002 to 3.01 in 2003

Second National Bank continues to expand its geographic marketplace presence. This past year we opened our new banking center located at 445 West Milltown Road, Wooster. The new 3200-square-foot facility features full-service banking including retail and commercial banking, private banking, wealth management and investment product lines. Also available are a drive-up ATM, drive-thru banking lanes, a walk-in vault and safe deposit boxes. The new banking center is within easy access from Burbank Road (Highway 83). Second National Bank’s other facility in Wooster, located at Liberty Commons, will remain open as a loan production facility.

The doors also opened at Second National’s new Kent Banking Center located at 1590 South Water Street (State Route 43). The new facility replaces our original Kent and Brimfield Banking Centers and is less than three miles from the former Brimfield Banking Center and only one mile from the original Kent location. The new Kent Banking Center provides clients with a complete range of products and services plus new conveniences, including two drive-thru lanes, a drive-up ATM and additional safe deposit boxes.

Second National Bank will open a new Hudson Banking Center in May of 2004. The 3200-square-foot facility will be located at 5801 Darrow Road in Hudson, only 1.2 miles from our existing Hudson office. The new location, within easy access from Route 91, will feature full-service banking including a drive-up ATM, two drive-thru banking lanes, night depository, a walk-in vault and safe deposit boxes.

A new Medina Banking Center, located at 1065 North Court Street on Route 42 (in the K-Mart plaza), is also scheduled to open in May of 2004. This facility is only one mile from our existing banking center and just a little more than a mile from the town square. The 3200-square-foot Medina office will offer full-service banking including a drive-up ATM, two drive-thru banking lanes, night depository, a walk-in vault and safe deposit boxes.

Smart Business Checking and Freedom Checking, two new product offerings in 2003, focus on valuable features and benefits designed to give Second National personal and business clients the choice advantage of two of the most attractive checking accounts available in the Northeast Ohio marketplace.

Private Banking continues to focus on generating new members, while at the same time cross selling new and enhanced products to current clients as a way of ensuring client satisfaction. We are also focusing on building the business relationships associated with the Private Banking client group.

The ease of transacting business as a Private Banking client was simplified with the addition of free personal and business online banking. Of course, the option of calling your Private Banking Officer anytime for personal assistance remains a key feature of the Private Banking Program.

During 2003, Private Banking expanded the client base by 25% more than 2002, currently serving over 1,050 clients. Loan volume surpassed prior year’s production by 56%, generating $114,955,000 in new loans.

The Private Banking team expanded into the Medina market late in 2003 and we look forward to growing our program in that market during 2004.

Mortgage

Mortgage includes mortgage banking activities, including the ownership, origination, sale and servicing of mortgages.

Our mortgage banking department underwrites and originates a wide range of mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales typically generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and supplement our portfolio of serviced loans which generate fee income. We originated over $1.19 billion of loans in 2003 and serviced $1.75 billion in mortgage loans for others at December 31, 2003.

Second National’s Mortgage lending business line continued during 2003 to capitalize on the profitability of mortgage loans by emphasizing proactivity and efficiency through a sales culture focused on fee generation, origination and sale of investment quality mortgages, sales development and technological resources.

In the Retail portion of our production activities, Second National’s mortgage originators and mortgage sales managers achieved an increase of 42 percent compared to 2002 while Retail production increased 36.67 percent from the previous year.

Of special note during 2003, Mortgage Servicing reached the benchmark of $2 billion of mortgages serviced together with a net increase of 4,221 accounts, representing a year end total of 22,666 loans serviced. Our continued strong Tier I server rating with our primary loan purchaser, which provides for better pricing, is evidence that our plan for migrating from a portfolio mindset to a secondary market environment with staff and banking centers was successful.

Related to the fact that 74 percent of Second National’s mortgage servicing during 2003 was performed on behalf of our major loan purchasers, FreddieMac and Fannie Mae, it is important to note that Mike Filarski, Senior Vice President, Mortgage Lending & Servicing, accepted an appointment to become a member of Freddie Mac’s prestigious Community Lender Advisory Board. Membership in the Freddie Mac’s Community Lender Advisory Board is limited to a highly select group of professionals and provides a vital conduit for sharing objective, proactive opinions about the ever-changing mortgage lending industry.

To help offset anticipated nationwide drop offs in mortgage production and refinancing during 2004, we have escalated our emphasis on expansion into new market areas, improvements in operational efficiencies and a primary dedication to optimum service levels. Staffing will continue to be strongly monitored using industry standard benchmarks. Relationship building, supported by quality, efficiency and the skilled application of new technological tools, will be the foundation for continuing profitability in 2004.

Second National’s new mortgage website is accessed by logging on to www.secondnationalbank.com. This website serves as a new channel of business for our organization while at the same time providing clients/members with a number of helpful services.

     Our online users are now able to:

•	Apply for a mortgage at their convenience, 24/7

•	Obtain a loan decision in seconds, not days

•	Access online mortgage calculators, a glossary of mortgage terms and product information

•	Complete a customized application that only asks questions applying to their specific situation

•	View SNB current mortgage rates

•	Set up a rate watch alert when certain rates are reached

Second National Bank associates now have the benefits of:

•	Originating loans at any time during the day or week

•	Improved application thoroughness at the time of loan submission, meaning less follow-up work is required to get the loan approved and ready for closing

•	Enhanced productivity by using the automated underwriting functionality, thereby freeing up underwriters to focus on the more difficult loan decisions

•	Increased efficiency through integration with our loan processing system

Other Activities

Community Development Banking continued its forward momentum in 2003 with a primary focus on expanding its sales efforts, increasing its delivery system in urban markets, and enhancing financial literacy and outreach activities.

With an emphasis on home ownership lending in 2003, we expanded our community mortgage loan originators to include Mahoning, Trumbull, Ashtabula and Summit Counties. Those originators are dedicated to serving low-and moderate-income families and have established relationships with non-profit organizations and community groups that provide home ownership, debt management and financial literacy counseling. Their goal is to provide affordable home mortgages to first time homebuyers and families with modest means. All community mortgage loan originators have significant experience in government lending, including FHA and VA lending which offer programs designed to increase home ownership in urban markets.

In addition, Community Development Banking opened two Community Mortgage Production offices in Warren and Akron, Ohio. Those new alternative delivery channels will complement the existing retail branch network by giving residents in the community better access to Second National’s home loan products. Those offices staffed with the community mortgage loan originators are located within non-profit organizations that serve families within the urban communities.

Second National’s commitment to community development continued to strengthen in 2003 with a record breaking year of more than $20 million dollars in community development loans.

     Some of the projects funded include:

•	Construction of a 40-unit, 3-story senior citizens complex in Mahoning County

•	Construction of a 48-unit, 3-story senior citizens complex in Summit County

•	Construction of a 40-unit, single-family housing project in Mahoning County

•	Construction of a 50-bed nursing home in Franklin County

•	Construction of a 5-unit single family home ownership project in Stark County

•	Acquisition and renovation of 25 distressed properties in Cuyahoga County

•	Acquisition of a 200-bed nursing home in Franklin County

•	Expansion and funding of an economic development corporation in Trumbull County

•	Expansion of a youth development organization in Trumbull County

Second National also placed significant emphasis on financial literacy, offering several innovative and exciting programs. Some of these programs include Teach Children to Save Day and Make a Difference Day. Bank officers and associates participated in these events and partnered with the public schools and housing authorities to provide training on savings products and setting financial goals. Second National reached more than 440 youths with these programs. In addition, the Bank sponsored a Dress for Success clothing drive, donating several suits and other business attire to an organization that helps low income women return to the work force.

Several other community events included economic opportunity mixers, minority trade fairs, homebuyer seminars, entrepreneurial programs and Community Day of Caring with United Way. Overall, Second National provided more than 40 community development services and participated in over 25 community events in its host communities in 2003.

Second National Bank also continued to provide financial support of organizations that promote economic growth within our communities. In 2003 the Bank made contributions and commitments of over $1.1 million to assist in the creation of affordable housing, job development and numerous other community development initiatives.

We will continue to approach Community Development as an opportunity not an obligation.

Wealth Management integrates traditional Trust products and services with the financial specialization capabilities of Private Banking plus opportunity guidance provided by our Investment Center. Our mission is to protect, manage, and grow the assets of individual and business clients.

During 2003, Second National took strides to position the Bank as a premier provider of Wealth Management services in our marketplaces. For example:

Our Investment Center became part of Wealth Management. This logical progression in the evolution of asset management creates additional value for clients by providing financial planning and investment expertise as well as the opportunity to invest in mutual funds, securities, and fixed/variable annuities and to purchase insurance products. Internally, we have achieved greater efficiency in that by placing these functions together, all referrals are directed to one place and are then assigned to the area that can best serve the needs of the client.

Additionally, Wealth Management enhanced its involvement with insurance through the addition of an insurance specialist to its professional staff. This will strengthen our focus on life insurance, disability and long term care packages. Although insurance products are not new, the presence of a true specialist will enhance increased cross selling and the ability to build relationships by dovetailing insurance programs into broader financial planning.

During 2003, we added Wealth Management business development officers in our Hub Financial Services Centers in Beachwood, North Olmsted, Akron and in Trumbull County, thereby increasing the flow of leads and new account opportunities through our business pipeline.

In April Second National Bank announced a new broker/dealer affiliation with UVEST® Financial Services. UVEST, established in 1982, was one of the first firms in the country to offer bank-based investment programs once laws were revised to allow banks to offer non-deposit securities. Independently owned and with a support staff of more than 100 professionals, UVEST partners only with financial institutions. The firm is endorsed by the American Bankers Association and is a registered securities broker-dealer and member of the National Association of Securities Dealers, the Security Investors Protection Corporation and the Securities Industry Association. Clients of Second National Bank’s Investment Center will benefit from our new relationship with UVEST because of expanded financial products and services, including a full range of securities brokerage services, financial planning, professional money management, stocks, bonds, mutual funds and annuities.

During 2003, Wealth Management introduced the MAP Account. Historically a client had one basic choice when it came to how assets were invested, and that was the individual style and preferences of the account manager. The MAP Account accommodates all levels of asset amounts beginning as low as $25,000. Depending upon the level of assets, there are choices ranging from mutual fund families to a series of asset management options related to client-specific issues. This new program provides clients significantly greater flexibility in working with Second National Wealth Managers to determine optimum, individualized investment strategies.

Also introduced during 2003 was the American Funds platform providing corporate clients with an additional option in the 401(k) arena. Second National previously offered two platforms: one for larger companies who want all of the available technology, and a second for plan sponsors who want the benefit of a 401(k) plan but do not need state of the art technology. The introduction of the American Funds 401(k) platform provides many smaller companies with state of the art technology with the caveat that in order to avail themselves of such benefits they are limited to using only American Funds as their investment of choice. American Funds, the largest mutual fund family distributed exclusively by financial advisers, is the third largest mutual fund family in the U.S., with more than $300 billion in investments and over 20 million shareholder accounts.

Wealth Management’s web-based TrustReporter now offers clients the ability to view trust accounts online. With just a few clicks authorized users can view their portfolio, transactions, assets, and holdings without leaving the home or office. A variety of useful reports and graphics are also available. Demonstrations of the features of TrustReporter—as well as access to the program itself—are easily accessed at www.secondnationalbank.com.

During the past 12 months since the Stouffer-Herzog Insurance Agency became a part of Second National Bank, we have successfully accomplished the integration of staff, benefits and communication systems and have grown this portion of the business by more than 10 percent. In doing so, the Bank absorbed some of the back office functions of the insurance agency thereby increasing efficiency and decreasing total staff. We are on track with our objective of increasing the partnering of Bank employees and insurance agency personnel in order to cross sell our products to Bank customers and, conversely, Second National products and services to our insurance clients.

Our Client Advantage Program (CAP), created to build long term relationships and to develop a sales culture for Second National Bank, continues to meet its objectives through Client Preference Interviews that provide our associates the knowledge necessary to address current and future client financial needs. Throughout the Bank, associates have the capability of reviewing individual performance via Monthly Achievement Results (MAR).

Sales training and coaching accomplished in groups and on a one-to-one basis under the umbrella of CAP produced many notable achievements throughout the organization. These include measurable improvements in client service; heightened levels of cross selling; increased outbound call volumes; enhanced effectiveness in the use of technology and core systems such as the Financial Information System (FIS); and amplified attention to client retention. Formalized training has also encompassed issues such as professionalism in the work place, supervisory, sales, phone and listening skills, plus guidance in effectively conducting Client Preference Interviews.

The beneficial results of CAP are seen in comparative results. In 2003, 12,524 Client Preference Interviews were generated. Outbound calls jumped dramatically this year to 86,385 versus 49,682 in 2002. Most importantly, cross selling has increased during 2003 to 3.01 for associate cross sells, an increase from the 2002 level of 2.70.

Our CAP Sales Task Force continues to apply itself to ways of increasing our selling and relationship-building efforts through lobby displays, contests between banking centers, recognition of individuals for successful selling efforts, and a variety of other promotional and incentive activities.

As of January 1, 2004, Second National Bank has 13,012 online clients...impressive growth compared to 7,083 at the same time last year. Of our current online users, 2,061 use the online banking bill pay function. That compares to 483 during the same period last year.

In October, Second National Bank began offering online banking and online bill pay free of charge to all personal and business clients. Online banking functions were enhanced by the addition of loan and deposit account applications in a post-login environment for all online banking clients.

Numerous enhancements were made to the Bank’s website, including Map Me! instructions to any office from any location in the United States; a link to the Stouffer-Herzog website and vice versa; press releases; informational articles; expanded FAQs, MortgageBot and TrustReporter.

As part of our commitment to supporting area businesses, Second National is sponsoring a monthly profile television feature that will ultimately recognize companies as “Entrepreneurs of the Valley.” This salute to forward thinking features a 30-second video vignette that will air on local television during key viewing times such as the daybreak, evening and late evening news. Each month’s entrepreneur will also be the subject of a live news video segment.

The first two entrepreneurs receiving this honor were Gerald E. Henn, President of the Henn Workshops; and Leonard J. Fisher, owner of Handel’s Ice Cream. Mr. Henn’s company, located in Lordstown since 1982, markets fine handcrafted reproductions of 18th and 19th century baskets, pottery, and Shaker woodenware. Mr. Fisher owns the Handel’s Ice Cream & Yogurt Franchise headquartered in Canfield, Ohio where the company has been successfully making and selling homemade ice cream since 1945. Both Mr. Henn and Mr. Fisher represent the best in quality, service to customers, marketplace innovation and integrity in business.

As in every year, Second National Bank and our many associates are attentive to contributing their time and resources through civic and charitable activities to the betterment of the communities we serve. During 2003 that included active participation in events such as the Jefferson Area Chamber of Commerce 12th Annual Food Drive, the 10th consecutive year of the Trumbull County American Cancer Society Relay For Life, the Junior Achievement Bowl-a-thon and the Akron Breast Cancer Walk.

The outstanding hard work and professional dedication demonstrated by our associates and vendors during the strenuous effort to quickly help Second National Bank recover from flood damage during 2003 was a shining success. These exceptional and positive contributions helped us to effectively overcome what might otherwise have become truly disastrous to our business and are a testament to the value of the careful preplanning in place to enable fast response to unexpected events. It is said that rock-solid strength is not developed by being happy in everyday circumstances but rather, is forged by challenging adversity and surviving difficult times together. These two words may not adequately express the depth of our appreciation, but please know that they are completely heartfelt: “Thank You!”

Achievements

The profitable forward movement of Second National Bank during 2003 received recognition in numerous ways by a variety of objective sources.

The Growth Partnership for Ashtabula County recognized Second National Bank with its “Best of the County” award in the banking category.

The Best of the County celebration was initiated in the 1980s to honor achievements involving business growth, community growth and the best use of human and natural resources.

This year’s award reflects the commitment of Second National Bank to the Ashtabula County communities, most notably a $16 million loan package that financed the Geneva State Park Lodge/Conference Center. Second National also established itself as a leader in home mortgages and repeatedly received recognition by the U.S. Small Business Administration (SBA) for providing more small business loans than any other bank lender in the Cleveland district, which includes Ashtabula.

The Greater Cleveland Growth Association’s Growth Capital Corp. awarded Second National Bank its 2003 “Emerging Bank of the Year” award. This honor recognizes banks that originated a loan during the year utilizing the SBA 504 program or the Ohio Regional 166 program through Growth Capital Corp. for the first time. Second National originated three loans totaling $1,569,000. Growth Capital Corp. is the

Greater Cleveland Growth Association’s business finance arm and provides financial assistance to the region’s businesses to foster economic growth and jobs creation in Northeast Ohio.

Once again, Second Bancorp Incorporated received highly favorable evaluations as reported by The Plain Dealer in their ranking of Ohio’s “Best Performing Public Companies.” In The Plain Dealer 100, Second Bancorp Incorporated placed:

•	48 on the overall list...up from 64 in 2002.

•	26 in the Top 50 Ohio stocks. These Ohio companies saw the biggest rise in stock price last year.

The Plain Dealer 100 is a ranking of Ohio companies by seven performance criteria including revenue; compound growth in revenue; compound growth in net income; return on average common equity; total return; percent change in net income margin; and market value, or capitalization.

     Second Bancorp Incorporated also ranked:

•	20 in Northeast Ohio 20, a subset of The Plain Dealer 100.

•	10 in Best Northeast Ohio Banks. Return on average common equity added to profit margin and the efficiency ratio to determine the region’s “best banks”.

Second National Bank once again received the “Number One Bank” vote in the Tribune Chronicle Reader’s Choice Contest. This is the fourth year in a row that Second National received the “Best of the Best” award.

Second National Bank president and CEO, Rick Blossom, received the Entrepreneur of the Year Award in the Financial Services category of the prestigious 2003 Ernst & Young Entrepreneur of the Year awards program. The awards mark the end of an intensive search to identify and recognize outstanding business entrepreneurs.

A press release from Ernst & Young summarizing the award notes:

“High on Rick Blossom’s list of objectives when he joined the bank was balancing the twin realities of Second National as both a regional and a community bank...serving Main Street and Wall Street! His goal: to achieve profitable equilibrium through aggressive business development while running a tight, highly efficient company that provides service to its clients.”

Established in 1988 the E&Y Entrepreneur of the Year award recognizes great business achievements around the world and was created to make the public more aware of the benefits entrepreneurs provide to the international economy and our global communities.

Second National is pleased to be a part of the business success demonstrated by 11 of our clients recently recognized with 2003 Business Growth Awards co-sponsored by Smart Business magazine and the Cascade Capital Corp. This award honors companies in Summit, Portage, Medina, Ashland, Holmes and Wayne Counties that have experienced significant sales or employment growth. Among the 40 companies that reached this impressive milestone, more than a quarter have a progressive working relationship with Second National. They include:

•	Darko, Inc • Diskin Enterprises, Inc. • Emerald Environmental, Inc.• Highlander Logo Products • Hunter’s Manufacturing Co., Inc.• Ice Tubes, Inc.• Mid American Security Services, Inc. • Natural Essentials, Inc. • Qualiform, Inc. • Ray’s Discount Drugs, Inc. • Worens Group

Our latest television advertising campaign produced impressive results, not only across all lines of our business, but also within the advertising industry. The “Baker” TV spot, which began airing in January, received a gold award at the 2003 Financial Communications Society (FCS) Portfolio Awards.

This prestigious award is for Business-to-Business Television, a notoriously tough category in which there were no other winners. The FCS awards seek to promote the best and most innovative broadcast and print work in the financial services industry.

“Baker” was one of three spots produced by Second National and Brokaw Inc. The same campaign received featured status in an online write-up at adweek.com, a weekly trade publication for the advertising and marketing industries. Adweek highlights advertising it believes shines above the rest and extolled our “Baker” TV spot for its unique take on the way we improve the lives of our customers.

Market Area

Second National’s primary market area consists of Trumbull, Ashtabula, Portage, Mahoning, Summit, Medina, Stark, Cuyahoga and Wayne counties in the northeast and east-central portions of Ohio, to the east and south of the Cleveland metropolitan area. The market area’s economy is heavily influenced by the manufacturing sector with an emphasis on steel, auto manufacturing and a variety of related and smaller industries. The area has benefited from an extensive transportation system comprised mainly of railroad and trucking systems.

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

Regulation

Second Bancorp is a one bank financial holding company and is regulated by the Federal Reserve Bank (the “FRB”). Second National is a national bank and is regulated by the Office of the Comptroller of the Currency (the “OCC”), as well as the Federal Deposit Insurance Corporation (the “FDIC”). Dramatic changes have developed over the past several years regarding minimum capital requirements for financial institutions. A listing of the minimum requirements for capital and Second Bancorp’s capital position as of December 31, 2003 and 2002 are presented in footnote 18 of Item 8; Financial Statements and Supplementary Data and is hereby incorporated by reference. Under applicable regulations, for a depository institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For a depository institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, a depository institution will be deemed to be undercapitalized if the depository institution has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage ratio of less than 4% (or in some cases 3%). A depository institution will be deemed to be significantly undercapitalized if the depository institution has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a Tier I leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to less than 2%.

Regulations generally prohibit a depository institution from making a capital distribution (including payment of dividends) or paying management fees to any entity that controls the institution if it thereafter would be undercapitalized. If a depository institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or engaging in any new line of business. An undercapitalized institution must submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be “likely to succeed” in restoring the depository institution’s capital. In connection with the approval of such a plan, the holding company of the depository institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a portion of the depository institution’s assets. If an undercapitalized depository institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly undercapitalized.

Bank regulators are directed to require “significantly undercapitalized” depository institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another depository institution and/or take any other action which the agency determines would better carry out the purposes of applicable banking laws.

Within 90 days after a depository institution is determined to be “critically undercapitalized”, the appropriate federal banking agency must, in most cases, appoint a receiver or conservator for the institution or take other action. In general, “critically undercapitalized” depository institutions will be prohibited from paying principal or interest on their subordinated debt and will be subject to other substantial restrictions.

Second Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997. Among the states where Second Bancorp may acquire banks are Ohio, Michigan, Indiana, West Virginia and Pennsylvania. The Act restricts non-banking activities to those, which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Act also regulates transactions between Second Bancorp and Second National and generally prohibits tie-ins between credit and other products and services. Banking laws and regulations also contain a variety of other provisions that could affect the operations of Second Bancorp, including reporting requirements, regulatory standards for real estate lending, limits on the amount that may be loaned to one borrower, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank’s insiders, guidelines governing regulatory examinations and restrictions on the sharing of customer information.

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

Based upon its respective level of deposits at December 31, 2003, the projected BIF and SAIF assessments for Second National for 2004 will total approximately $174,000.

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

If a state “opts out” of interstate branching, no bank from another state may establish a branch in that state, whether through a merger or by a de novo establishment. Pennsylvania, the state in closest proximity to Second National, has opted to permit interstate branching.

Insurance Regulation

Stouffer-Herzog Insurance Agency is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of individual agents and agencies, require the filing of reports and impose business conduct rules.

Sarbanes-Oxley Act

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

The Sarbanes-Oxley Act and regulations adopted by the SEC and rules of the NASDAQ stock market implementing the Sarbanes-Oxley Act address, among other matters: audit and nominating committee composition and responsibilities; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve-month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

Employees

The number of full time equivalent employees of Second Bancorp as of December 31, 2003 was approximately 595. Second Bancorp considers its employee relations to be good. None of the employees are covered by a collective bargaining agreement.

Web Site Access to United States Securities and Exchange Commission Filings

Second Bancorp’s internet address is www.secondbancorp.com. All reports filed electronically by Second Bancorp Incorporated with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost through the Corporation’s Web site. These filings are also accessible on the SEC’s Web site at www.sec.gov.

Item 2. PROPERTIES

Second Bancorp’s executive offices are located at Second National’s main office building in Warren, Ohio, which is leased by Second National under a long-term triple net lease agreement with a term, including optional renewals, expiring on October 31, 2029. Second National has the option to purchase the main office facility before two optional renewal periods at the fair market value in existence at that time. Second National owns eight of its banking center locations and one administrative building, while Second National’s 25 other banking center locations are leased under lease and sublease agreements with remaining terms of 1 to 20 years. Second National also has leases for five loan production offices for one year and office space locations with remaining lease terms of three to five years.

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

Item 4 A. IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names, ages and business experience for the last five years of each of the executive officers of the Corporation. Each executive officer of the Corporation is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

			Year
Name	Age	Position and Experience	Appointed

R. L. (Rick) Blossom	56	Chairman, President, Chief Executive Officer and Director of Second Bancorp and Chairman, President, Chief Executive Officer and Director of Second National. Former Chief Executive Officer and Director of First National Bank of Southwestern Ohio and Senior Vice President and Chief Lending Officer of First Financial Bancorp.	1999

David L. Kellerman	46	Chief Financial Officer and Treasurer of Second Bancorp and Executive Vice President, Chief Financial Officer and Director of Second National.	1987

Christopher Stanitz	55	Executive Vice President and Secretary of Second Bancorp and Senior Vice President of Second National.	1992

Thomas W. Allen	59	Executive Officer of Second Bancorp and Senior Vice President of Second National, previously Senior Vice President and Senior Fiduciary Officer for Northern Indiana for Key Trust Company of Indiana (1997 to 2000).	2000

Diane C. Bastic	60	Executive Officer of Second Bancorp and Senior Vice President of Second National.	1985

John L. Falatok	46	Executive Officer of Second Bancorp and Senior Vice President of Second National. Previously Vice President of Second National.	2000

Myron Filarski	55	Executive Officer of Second Bancorp and Senior Vice President of Second National. Former President for Signal Mortgage (1998-99).	1999

Darryl E. Mast	53	Executive Officer of Second Bancorp and Senior Vice President of Second National.	1986

PART II.

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Second Bancorp’s Common Stock trades on The NASDAQ National Market tier of The NASDAQ Stock Market under the trading symbol SECD. As of January 31, 2004, the number of shareholders of record of the Common Stock totaled 2,804. Information regarding stock prices and dividend payments is incorporated herein by reference from Item 7; Management’s Discussion and Analysis of Financial Condition and Results of Operations. Dividend restrictions are detailed in footnote 18 of Item 8; Second Bancorp’s Financial Statements and Supplementary Data, which is incorporated herein by reference.

Equity Compensation Plan information is incorporated herein by reference to Part III, Item 11; Executive Compensation.

The subsidiary Second Bancorp Capital Trust I’s Corporation-obligated mandatorily redeemable capital securities (“Trust Preferred Securities”) also trade on The NASDAQ National Market under the trading symbol SECDP. The securities began trading September 28, 2001 and in 2001 traded to a high of $11.25, and a low of $10.10 and closed at $11.00 on December 31, 2001. In 2002, the securities traded to a high of $11.60, a low of $9.985 and closed at $10.63 on December 31, 2002. In 2003, the securities traded to a high of $11.75, a low of $10.68 and closed at $11.45 on December 31, 2003.

Item 6. SELECTED FINANCIAL DATA

(Dollars in thousands except per share data or as otherwise indicated)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

	Three Months Ended

2003	March 31	June 30	September 30	December 31

Interest income	$25,901	$25,388	$25,229	$26,044
Interest expense	11,818	11,598	11,412	11,863
Net interest income	14,083	13,790	13,817	14,181
Provision for loan losses	2,173	2,855	1,096	1,486
Other income	8,592	10,700	3,491	5,581
Gain on sale of banking centers	5,619	—	—	—
Security gains	51	—	3,566	967
Other expenses	13,673	14,016	13,076	13,998
Income before federal income taxes	12,499	7,619	6,702	5,245
Federal income taxes	3,838	2,181	1,795	1,096
Net income	8,661	5,438	4,907	4,149
Earnings per common share: (1)
Basic	$0.90	$0.57	$0.52	$0.44
Diluted	$0.89	$0.57	$0.51	$0.43

2002	March 31	June 30	September 30	December 31

Interest income	$27,023	$27,104	$26,834	$26,311
Interest expense	12,866	12,701	12,880	12,365
Net interest income	14,157	14,403	13,954	13,946
Provision for loan losses	933	1,303	1,573	2,350
Other income	5,157	4,053	6,329	7,314
Security (losses) gains	(193)	—	832	(67)
Merger-related costs	—	—	124	10
Banking center reconfiguration	—	—	—	2,096
Other expenses	11,797	11,283	11,717	12,469
Income before federal income taxes	6,391	5,870	7,701	4,268
Federal income taxes	1,708	1,517	2,165	840
Net income	4,683	4,353	5,536	3,428
Earnings per common share: (1)
Basic	$0.47	$0.44	$0.56	$0.35
Diluted	0.47	0.43	0.55	0.34

(1)  The sum of the four quarters of earnings per share might not equal the total earnings per share for the full year due to rounding.

This Selected Financial Data should be read in conjunction with the consolidated financial statements and accompanying notes.

For the Years Ended December 31

Selected Financial Data	2003	2002	2001	2000	1999

Results of Operations:
Interest income	$102,562	$107,272	$112,557	$116,298	$104,582
Interest expense	46,691	50,812	62,367	66,921	55,310

Net interest income	55,871	56,460	50,190	49,377	49,272
Provision for loan losses	7,610	6,159	4,718	7,129	3,195
Other income	38,567	23,425	19,528	8,275	14,792
Other expense	54,763	49,496	41,939	44,213	39,330

Income before federal income taxes	32,065	24,230	23,061	6,310	21,539
Federal income tax expense	8,910	6,230	5,880	176	5,361

Net income before cumulative effect of accounting change	$23,155	$18,000	$17,181	$6,134	$16,178

Cumulative effect of accounting change- SFAS No. 133	—	—	(101)	—	—
Net income	$23,155	$18,000	$17,080	$6,134	$16,178

Per Common Share Data:
Basic earnings before cumulative effect of accounting change	N/A	N/A	$1.72	N/A	N/A
Diluted earnings before cumulative effect of accounting change	N/A	N/A	1.70	N/A	N/A
Basic earnings	$2.43	$1.82	1.71	$0.60	$1.52
Diluted earnings	2.41	1.79	1.69	0.60	1.51
Cash dividends	0.76	0.72	0.68	0.64	0.56
Book value, December 31	14.47	13.97	12.90	11.65	11.12
Market value, December 31	26.40	26.50	21.61	14.50	22.38
Weighted-average shares outstanding
Basic	9,512,324	9,905,832	10,013,068	10,247,025	10,635,852
Diluted	9,623,388	10,040,001	10,080,005	10,271,548	10,698,717
Shares outstanding at year-end	9,471,371	9,762,254	9,949,316	10,057,110	10,458,450
Balance Sheet Data:
As of December 31:
Total assets	$2,116,761	$1,894,775	$1,680,356	$1,546,290	$1,537,278
Loans, net of allowance for loan losses	1,330,946	1,150,196	1,105,197	1,054,872	1,060,493
Deposits	1,215,342	1,195,112	1,123,131	1,036,135	1,097,589
Shareholders’ equity	137,016	136,334	128,299	117,197	116,347
Averages:
Total assets	1,969,670	1,754,156	1,595,968	1,584,016	1,498,946
Earning assets	1,842,980	1,642,907	1,502,164	1,488,334	1,405,195
Loans	1,234,926	1,121,777	1,078,196	1,107,948	1,005,998
Deposits	1,162,555	1,159,350	1,070,439	1,091,441	1,092,260
Shareholders’ equity	135,748	134,178	124,773	114,652	121,369
Ratios:
Return on average assets	1.18%	1.03%	1.09%	0.39%	1.08%
Return on average common shareholders’ equity	17.06	13.42	13.93	5.35	13.33
Net interest margin	3.14	3.56	3.49	3.46	3.68
Efficiency ratio	59.63	60.81	58.35	70.67	59.45
Dividend pay-out	31.09	39.53	39.80	106.26	36.68
Average loans to average deposits	106.23	96.76	100.72	101.51	92.10
Allowance for loan losses as a percent of loans	1.40	1.51	1.49	1.42	1.04
Net charge-offs as a percent of average loans	0.51	0.47	0.47	0.28	0.27
Non-performing loans to total loans	1.72	1.64	0.94	0.75	0.55
Allowance for loans losses to non- performing loans	81	92	158	191	188
Equity to assets	6.47	7.17	7.64	7.58	7.57
Tier I leverage ratio	7.08	7.68	8.22	7.47	8.15

The table below details non-GAAP operating results, including the non-GAAP adjustments to GAAP income for the five years ended December 31:

Selected Financial Data - Non-GAAP Operating Results

Reconciliation of GAAP vs.
non-GAAP results of operations	2003	2002	2001	2000	1999

Net income	$23,155	$18,000	$17,080	$6,134	$16,178
Adjustments to GAAP to reflect non-GAAP operating results:
Deduct non-recurring income:
Gain on sale of banking centers	(5,619)	—	—	—	—
Add non-recurring costs:
Merger costs	—	134	305	—	—
Banking center reconfiguration	—	2,096	—	—	—
Restructuring costs:
Interest income-deferred costs on sold mortgages	—	—	—	652	—
Provision for loan losses	—	—	—	4,100	—
Loss on sale of loans	—	—	—	3,711	—
Loss on sale of securities	—	—	—	2,808	—
Other expenses	—	—	—	2,609	—

Total adjustments	(5,619)	2,230	305	13,880	—
Federal income tax expense	(1,967)	781	107	4,858	—
Add: Cumulative effect of accounting change, net of tax	—	—	101	—	—

Net income	$19,503	$19,449	$17,379	$15,156	$16,178

Non-GAAP results of operations:
Interest income	$102,562	$107,272	$112,557	$116,950	$104,582
Interest expense	46,691	50,812	62,367	66,921	55,310

Net interest income	55,871	56,460	50,190	50,029	49,272
Provision for loan losses	7,610	6,159	4,718	3,029	3,195
Other income	32,948	23,425	19,528	14,794	14,792
Other expense	54,763	47,266	41,634	41,604	39,330
Income before federal income taxes	26,446	26,460	23,366	20,190	21,539
Federal income tax expense	6,943	7,011	5,987	5,034	5,361

Net income	$19,503	$19,449	$17,379	$15,156	$16,178

Non-GAAP ratios:
Return on average assets	0.99%	1.11%	1.09%	0.96%	1.08%
Return on average common shareholders’ equity	14.37	14.49	13.93	13.22	13.33
Net interest margin	3.14	3.56	3.49	3.51	3.68
Efficiency ratio	63.52	58.07	58.35	62.17	59.45

The Corporation analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on a non-GAAP operating basis, referred to in this analysis as “non-GAAP operating results” or “non-GAAP operating earnings”. Operating earnings and related discussions are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, the Corporation’s core financial results excluding the nonrecurring effects of discrete activities and events. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Gains from the sale of banking centers, banking center reconfiguration charges, restructuring charges, merger-related costs and cumulative effect of accounting change excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands except per share data or as otherwise indicated)

Forward Looking Statements

Certain sections of this report contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from these results discussed in these forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services. These forward looking statements also may be significantly affected by the proposed merger with Sky Financial Group, Inc. Refer to the section entitled General within Item 1; Business.

This Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

Critical Accounting Policies

The Corporation has established various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation’s financial statements. The significant accounting principles of the Corporation are described in the notes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by Management, which have a material impact on the carrying value of certain assets and liabilities; Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by Management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by Management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Corporation.

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

Valuation of Mortgage Servicing Assets

The Corporation believes the valuation of mortgage servicing assets is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. The Corporation recognizes as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Refer to the section entitled Servicing Assets and the section Mortgage Servicing Assets within Note 1, Significant Accounting Policies and Note 13, Servicing Assets, for a detailed description of the Corporation’s process and methodology.

Pension Expense

The Corporation believes that the actuarial assumptions used to calculate the Corporation’s pension expense is a critical accounting policy that utilizes estimates in preparation of its consolidated financial statements. The assumptions utilized include the discount rate and expected return on plan assets.

The Corporation intends to maintain the expected return on plan assets at 8.75% in 2004. The Corporation had planned to use a 9.0% expected return on plan assets in 2003 but changed the assumption to 8.75%. Total pension expense in 2004 is expected to be $1,700 as compared to $1,397, $616 and $289 in 2003, 2002 and 2001, respectively.

Derivative Instruments

The Corporation believes that SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities is a critical accounting policy that utilizes estimates in preparation of its consolidated financial statements. The Corporation utilizes derivative instruments in managing risks associated with mortgage servicing assets as well as for managing interest rate risk and its potential impact on the Corporation’s earnings stream. Refer to the section entitled Derivative Instruments within Note 1, Significant Accounting Policies, for a detailed description of the Corporation’s process and methodology.

Results of Operations

Net income for 2003 totaled $23,155 and represents a $5,155, or a 28.6% increase over net income for 2002. Net income in 2003 was impacted by a $5,619 gain on sale of two banking centers. Net income in 2002 was impacted by a $2,096 expense for the execution of a banking center reconfiguration strategy. The strategy is designed to improve the overall growth potential and profitability of the retail banking center network. Included in the reconfiguration strategy is the sale of two banking centers (which occurred in the first quarter of 2003), the closure of two facilities in 2002, the consolidation of four facilities into two larger, more accessible facilities (one consolidation was completed in 2003, the other is scheduled to be completed in 2004), the relocation of two facilities to larger, more accessible locations (one relocation occurred in 2003, the other relocation is scheduled to occur in 2004) and the de novo opening of a new banking center in the new market of Wooster, Ohio in 2003. Net income for 2001 totaled $17,080 and included a $101 reduction in income from the cumulative effect of an accounting change related to the implementation of SFAS No. 133. Net income in 2002 and 2001 was minimally impacted by $134 and $305, respectively, in pre-tax merger costs. The merger-related costs were related to the acquisition of Stouffer-Herzog Insurance Agency. The 2001 merger-related costs were associated with the acquisition of Commerce Exchange Corporation (“Commerce”). The acquisition of Commerce gives the Corporation further access to the attractive commercial lending market in the suburban Cleveland market.

Also prominent among the factors positively impacting 2003 and 2002 earnings were the higher levels of mortgage banking activities, including the origination and sale of mortgages into the secondary market. Over $1.19 billion and $920 million in mortgage loans were originated in 2003 and 2002, respectively. Nearly $1.09 billion and $865 million in residential mortgage loans were sold in 2003 and 2002, respectively, generating $14.8 million and $10.5 million in gains during those same periods.

Also prominent in the trend in earnings over the past three years has been the compression of the Corporation’s net interest margin brought on by three consecutive years of a low interest rate environment. The net interest margin improved slightly in 2002 to 3.56% from 3.49% in 2001 primarily due to lower funding costs. In 2003, a reduction in longer-term interest rates created accelerated prepayments for long-term loans (primarily mortgages) and securities (primarily mortgage-backed and collateralized mortgage obligations). The accelerated prepayments created a reduction in asset yields and an accompanying reduction in the net interest margin to 3.14%.

The Corporation’s return on average assets (“ROA”) was 1.18%, 1.03% and 1.09% for 2003, 2002 and 2001, respectively. The total shareholders’ return on average equity (“ROE”) was 17.06%, 13.42% and 13.93% in 2003, 2002 and 2001, respectively. The ratios were impacted by the non-recurring gains on sale of banking centers, banking center reconfiguration changes and merger costs. Absent these non-recurring items, the non-GAAP ratios for ROA for the three years were 0.99%, 1.11% and 1.09%, respectively while the non-GAAP ROE for the three years were 14.37%, 14.49% and 13.93%, respectively. After improved operating performance in 2002, both ratios declined in 2003 due primarily to the reduced net interest margin and its impact on net interest income. Both the GAAP and non-GAAP ROE were positively influenced by the continued buy back of the Corporation’s common stock.

Diluted earnings per share (“EPS”) were $2.41, $1.79 and $1.69 in 2003, 2002 and 2001, respectively. The improvement in EPS from 2002 to 2003 is almost entirely due to the non-recurring gain on sale of banking centers in 2003 and banking center reconfiguration costs in 2002. The market value of the Corporation’s common stock, trading under the NASDAQ symbol of SECD, was relatively stable in 2003, finishing the year at $26.40 as compared to $26.50 at the end of 2002. The stock price is still improved from its year end 2001 and 2000 closing prices of $21.61 and $14.50, respectively. The stock price at year-end 2003 represents a price of 182% of book value, relatively unchanged from 189% at the end of

2002. The price/earnings ratio for the stock at year-end 2003 (based on the trailing twelve months earnings) was 11.0X. Dividends declared in 2003 totaled $0.76 per share compared to $0.72 and $0.68 per share in 2002 and 2001, respectively.

Net Interest Income

Revenue continues to be provided primarily from interest and fees on loans, which totaled $76,493, $80,593 and $86,723 in 2003, 2002 and 2001, respectively. This represents 54%, 62% and 66% of total revenues for those years. The decline in the dollar amount of loan interest is due entirely to the reduction in yields brought on by the continued low interest rate environment. The percentage decline is due to the increased revenue from mortgage banking activities in 2002 and 2003. Interest income on securities is also a major source of revenue, contributing 18%, 20% and 19% of revenues in 2003, 2002 and 2001, respectively.

Net interest income declined by 1.0% from 2002 to 2003 as the decline in the net interest margin from 3.56% to 3.14% during the same time frame more than offset the 12.2% increase in average earning assets over the past year. Net interest income improved by 12.5% in 2002 as compared to 2001 due primarily to a 9.4% increase in average earning assets and a seven basis point improvement in the net interest margin.

The relationship between net interest income, fully taxable equivalent (“FTE”) net interest income, earning assets and net interest margin for the past three years follows:

	2003	2002	2001

Net interest income - per Financial Statements	$55,871	$56,460	$50,190
Tax equivalent Adjustment	1,977	2,083	2,277

Net interest income - FTE	$57,848	$58,543	$52,467

Average earning Assets	$1,842,980	$1,642,907	$1,502,164
Net interest margin - FTE	3.14%	3.56%	3.49%

Net interest income can be analyzed through the use of the Yields Analysis table. The table shows a three-year comparison of the average balance of interest earning assets and interest bearing liabilities along with interest and yields associated with them.

Yields Analysis

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
Year Ended December 31	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest earning assets:
Taxable loans (1)(3)	$1,217,909	$75,655	6.21%	$1,104,300	$79,671	7.21%	$1,058,506	$85,361	8.09%
Tax-exempt loans (2)	17,017	1,289	7.57	17,477	1,419	8.12	19,690	1,680	8.53
Taxable securities	511,569	22,919	4.48	387,343	22,648	5.85	324,209	21,614	6.67
Tax-exempt securities	66,079	4,360	6.60	65,284	4,532	6.94	68,520	4,826	7.04
Federal funds sold and other	30,406	316	1.04	68,503	1,085	1.58	31,239	1,083	3.47

Total interest earning assets	1,842,980	104,539	5.67	1,642,907	109,355	6.66	1,502,164	114,834	7.64
Non-interest earning assets	126,690			111,249			93,804

Total	$1,969,670			$1,754,156			$1,595,968

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Demand deposits-interest bearing	$160,226	1,791	1.12	$101,222	869	0.86	$90,762	1,196	1.32
Savings deposits	359,712	4,262	1.18	374,313	7,444	1.99	242,242	5,918	2.44
Time deposits	482,118	15,745	3.27	537,217	21,087	3.93	621,578	34,896	5.61
Federal funds purchased and securities sold under agreements to repurchase	195,619	2,472	1.26	136,041	2,499	1.84	116,131	3,904	3.36
Note payable	8,393	214	2.55	1,335	38	2.85	740	47	6.35
Other borrowed funds	394	11	2.79	1,726	42	2.43	2,240	90	4.02
Federal Home Loan Bank advances	419,091	19,174	4.58	278,998	15,900	5.70	263,719	15,567	5.90
Debentures and capital securities	30,519	3,022	9.90	30,528	2,933	9.61	7,765	749	9.65

Total interest bearing liabilities	1,656,072	46,691	2.82	1,461,380	50,812	3.48	1,345,177	62,367	4.64
Non-interest bearing liabilities:
Demand deposits	160,499			146,598			115,857
Accrued expenses and other liabilities	17,351			12,000			10,161

Other liabilities	177,850			158,598			126,018
Shareholders’ equity	135,748			134,178			124,773

Total	$1,969,670			$1,754,156			$1,595,968

Net interest earnings (FTE)		57,848			58,543			52,467
Taxable equivalent adjustment		1,977			2,083			2,277

Net interest income (per financial statements)		$55,871			$56,460			$50,190

Net yield on interest earning assets			3.14%			3.56%			3.49%

(1)	For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)	The tax-exempt income and yields are shown on a tax equivalent basis using the 35% marginal federal tax rate in effect during 2003, 2002 and 2001.

(3)	Loan fees are included in the interest reported for loans. Those fees amounted to $3,112, $3,631 and $2,835 in 2003, 2002 and 2001, respectively.

You can further analyze the change in net interest income by separating the volume and rate impact of the change.

The following table details the breakdown of the major categories affecting the change:

	2003 compared to 2002			2002 compared to 2001
	Due to Change in			Due to Change in

Rate / Volume Analysis (1)	Volume	Rate	Net	Volume	Rate	Net

Increase (decrease) in FTE interest income:
Taxable loans	$8,196	($12,212)	($4,016)	$3,705	$(9,665)	$(5,960)
Tax-exempt loans	(37)	(93)	(130)	(189)	(72)	(261)
Taxable securities	7,264	(6,993)	271	4,209	(3,175)	1,034
Tax-exempt securities	55	(227)	(172)	(228)	(66)	(294)
Federal funds sold	(603)	(166)	(769)	1,292	(1,290)	2

Total interest income	14,875	(19,691)	(4,816)	8,789	(14,268)	(5,479)
Interest (decrease) in interest expense:
Demand deposits – interest bearing	507	415	922	138	(465)	(327)
Savings deposits	(290)	(2,892)	(3,182)	3,227	(1,701)	1,526
Time deposits	(2,163)	(3,179)	(5,342)	(4,736)	(9,073)	(13,809)
Federal funds purchased and securities sold under agreements to repurchase	1,094	(1,121)	(27)	669	(2,074)	(1,405)
Note payable	201	(25)	176	38	(47)	(9)
Other borrowed funds	(32)	1	(31)	(21)	(27)	(48)
Federal Home Loan Bank advances	7,984	(4,710)	3,274	902	(569)	333
Debentures and capital securities	(1)	90	89	2,196	(12)	2,184

Total interest expense	7,300	(11,421)	(4,121)	2,413	(13,968)	(11,555)

Total effect on FTE net interest income	$7,575	($8,270)	($695)	$6,376	$(300)	$6,076

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

In 2003, reduced asset yields created a $19,691 negative impact on earnings. Reduced funding costs only offset $11,421 of the decline resulting in a decline in net interest income due to rate factors of $8,270. Asset growth was emphasized in 2003 to offset the margin compression and produced a $7,575 benefit to earnings, driven primarily by loan and security balance increases. In 2002, the rate/volume analysis indicates that, on an FTE basis, the net interest income increase predominantly as a result of increased volume concentrated in both loans and securities, while rate changes had a nominally negative impact.

Provision For Loan Losses

The provision for loan losses totaled $7,610 during 2003, representing .62% of average loans. This exceeds the net charge-off rate of .51% of average loans in 2003 due to both the increase in the overall level of non-performing loans and the increase in average loan balances during the year. The provision for loan losses totaled $6,159 during 2002, representing .55% of average loans. Similarly, this exceeds the 2002 net charge-off rate of .47% of average loans in 2002 and is due to both the increase in the overall level of non-performing loans and the increase in average loan balances during the year. The allowance for loan losses represents 1.40% of loans at year-end 2003. The provision for loan losses totaled $4,718 in 2001 representing .44% of average loans. The provision was slightly less than net charge-offs, which were .47% of average loans primarily due to a decrease in outstanding indirect automobile loans, which tend to have a higher expected loss experience. With the allowance acquired from Commerce, the allowance for loan losses represents 1.49% of loans at year-end 2001.

Non-Interest Income

The Corporation is making steady improvement in diversifying its revenue source away from net interest income, primarily through strength in mortgage banking and deposit service charge activities. Non-interest income (exclusive of securities gains and losses and gain on sale of banking centers) has increased as a percent of net revenues (net interest income plus non-interest income) from 27% and 29%

in 2001 and 2002, respectively to 34% in 2003.

The Corporation was well positioned to take advantage of the dramatically lower market rates in 2001 through 2003. Mortgage loan originations increased significantly, totaling over $1.19 billion, $920 million and nearly $600 million in 2003, 2002 and 2001, respectively. Secondary market activities were also very strong and sales of residential mortgage loans totaled $1.09 billion, $860 million and $520 million during the past three years. The table below details the major categories or revenues that comprise mortgage banking income for the past three years:

	2003	2002	2001

Gain on sale of loans	$14,822	$10,497	$5,378
Gross income from servicing	3,888	2,701	1,549
Amortization of mortgage servicing assets	(7,163)	(4,335)	(747)
Change in valuation allowance - MSRs	1,400	(2,984)	(810)
Net derivative (loss) gain	(2,753)	567	0

Total mortgage banking revenue	$10,194	$6,446	$5,370

The gains from sale of mortgages realized totaled $14.8 million in 2003 representing a record income from mortgage sales. The very low interest rate environment that was present through mid-year 2003 allowed the Corporation to capitalize on the infrastructure established within the mortgage line of business to take advantage of the refinancing opportunity. After longer-term interest rates increased starting in the third quarter of 2003, mortgage production volume has declined and the mortgage banking revenue is expected to decline in 2004. Gross servicing income has increased steadily as the total amount of loans serviced increased. As of December 31, 2003, the Corporation serviced over $1.7 billion in mortgage loans for others. Included in mortgage banking income were valuation allowance charges for mortgage servicing rights. The valuation allowance charges totaled $2,984 in 2002, $810 in 2001 and represented a recovery of $1,400 in 2003. Also included in mortgage banking revenue is the amortization of mortgage servicing rights. The sharp increase in the amortization is due to both the increase in the overall size of the servicing portfolio as well as the sharp increase in prepayment speeds in both 2002 and 2003.

The gain on the sale of securities totaled $4,584 in 2003 and was the result of the planned reduction in duration risk as longer-term interest rates rose in the second half of 2003. The Corporation sold securities with longer durations and securities with a high degree of extension risk to reduce the risk of a potentially large increase in unrealized losses within the portfolio as longer-term interest rates increased. The gain on the sale of securities totaled $592 in 2002 and was primarily attributable to shortening the duration of the securities portfolio. The gain on sale of securities totaled $642 in 2001 and represented gains realized on sales early in 2001 with the proceeds used to reinvest in longer-maturity, higher-rate securities.

Service charges on deposit accounts improved significantly in both 2003 and 2002, increasing by 7.5% and 9.8% during the two years. The increase was due to the increased usage of ATM machines and debit cards for transaction purposes as an increase in the number of non interest-bearing demand deposit accounts. The number of non-interest bearing demand deposit accounts increased 2.2% during 2003 and an additional 1.1% increase in 2002. The number of interest bearing demand accounts increased 12.5% during 2003 after declining slightly in 2002. Service charges on deposits totaled $6,259 in 2003, $5,823 in 2002 and $5,302 in 2001.

Trust fees were lower in both 2003 and 2002 as the market value of assets was under pressure in both years. Market values began a reversal in the later half of 2003 but the reversal was not enough to offset the decline for the year. Trust fees totaled $2,560 in 2003, $2,715 in 2002 and $2,870 in 2001. Additional sales personnel were hired in 2003 to help in the expansion of the delivery channel of wealth management services outside of Trumbull County.

The Corporation utilizes single-premium life insurance policies as a means of providing earnings to offset the cost of employee retirement benefits. The balance of the cash surrender value is accumulated in other assets on the balance sheet and totaled $34,742 and $33,086 as of December 31, 2003 and 2002, respectively. The increase in cash surrender value represents non-taxable income and is included in other operating income within the non-interest income section of the income statement. The increase in cash surrender value totaled $1,656, $1,637 and $1,554 in 2003, 2002 and 2001, respectively.

Non-Interest Expense

Excluding the non-recurring costs from 2002, non-interest expenses increased by 16% in 2003. The increase was concentrated in three categories of expenses. Salaries and benefits, professional services and other expenses. The salary and benefit increase of 12% from 2002 to 2003 is attributable to increased staffing for mortgage production, processing and servicing as well as additional private banking, wealth management and commercial lending sales personnel in the Corporation’s western regions. The professional services increase of 60% is attributable to a sharp increase in legal expenses associated with problem credits. The other expense increase of 29% is attributable to processing expenses associated with mortgage loans and increased business development costs associated with new banking centers.

Corporate expenses increased by 18% in 2002 and totaled $49,496. The increase included certain non-recurring expenses for merger-related activities and the banking center reconfiguration. Excluding those items, expenses would have totaled $47,266 and would have represented a 13.5% increase on a non-GAAP operating basis. The increase in costs was primarily attributable to an increase in salary and benefit costs. These costs increased due to a combination of factors including 1) a full year of expenses related to the Commerce acquisition and a partial year for the Stouffer-Herzog acquisition, 2) an increase in mortgage lending staff to facilitate the processing, underwriting, closing, sale and servicing of the increased volume of loans and 3) an increase in incentive payouts due to increased production activities. Salaries and benefits totaled $26,345 in 2002 and $21,544 in 2001.

The following table details the percentage change in each non-interest expense category over the past three years:

Percentage Change	2003 over 2002	2002 over 2001

Salaries and benefits	12%	22%
Net occupancy	6	5
Equipment	4	—
Professional services	60	20
Assessment on deposits and other taxes	8	(9)
Amortization of goodwill & other intangibles	(2)	26
Other expenses	29	4

Income Taxes

The provision for income taxes was $8,910, $6,230 and $5,880 in 2003, 2002 and 2001, respectively. The effective tax rate for the Corporation was 27.8%, 25.7% and 25.5% during the same periods. The higher effective tax rate in 2003 is attributable to the addition of the non-recurring gain on sale of banking centers which totaled $5,619 pre-tax. The Corporation utilizes tax-exempt loans and securities as well as bank owned life insurance and low-income housing tax credits to minimize the impact of taxes on earnings.

Balance Sheet

The balance sheet totaled nearly $2.12 billion as of December 31, 2003. This represents an 11.7% increase over last year end. Average assets increased by 12.5% during 2003, led by a 27.6% increase in average securities and a 10.1% increase in average gross loans. A portion of the strategy to offset net interest margin compression in 2003 was to increase earning assets and take advantage of leveraging opportunities to produce additional earnings. The increase in securities was funded primarily by increases in wholesale borrowings through the FHLB and provided the additional benefit of keeping interest rate risks within acceptable limits. The increase in loan balances is attributable to strong sales efforts in commercial and direct consumer lending, including sales to private banking clients. Increases in loan balances were predominantly achieved through increases in market share, primarily in the Corporation’s western regions. Average assets increased by 9.9% during 2002, led by a 119% increase in average temporary investments, a 15% increase in average securities and a 4% increase in average loans. The increase in securities and temporary investments was due to a build up in liquidity for the planned sale of two banking centers with approximately $90 million in deposits. The sale was closed in the first quarter of 2003.

Period end deposit balances increased by a modest 1.7% in 2003 as core deposit balances (non-interest bearing, interest bearing demand and savings accounts) were in aggregate down slightly from the prior year while higher rate time deposits balances increased by 9.7% and were utilized to help fund loan growth. Impacting the growth figures was the reduction of $88,456 in deposit balances resulting from the sale of two banking centers in the first quarter of 2003. Of the deposit balances included in the sale were $50,978 in time deposits. Absent the impact of the banking center sale, period end deposit balances increased by $108,686, or 9.8%. Time deposit balances increased by $100,206, or 22.0% and core deposits increased by $8,480, or 1.3%. A minor deposit purchase (less than $3 million in deposit balances) was also completed in 2003. Additionally, federal funds purchased and securities sold under agreements to repurchase increased by 56.2% from year end 2002 and also aided in funding loan growth. The reversal of the prior year’s growth in core deposits was evidence of a rebound in the attractiveness of potential returns in non-traditional bank investments, including mutual funds. In 2002, core deposits increased by 30.7%. In 2002, the shift in balances towards core funding is a function of both the low interest rate environment, which tends to create a demand for these funds in the market as well as the increased internal focus placed on core deposit generation and retention. One particular product that was successful in 2002 was a premium priced “Your Best Interest” MMDA account. The success of the product allowed savings balances to increase by 46.6% during 2002. Over the long-term, financial institutions are expecting slower deposit growth rates due to increased competition from non-traditional alternatives, especially mutual funds.

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

The securities portfolio totaled $620,696 as of December 31, 2003 and is classified entirely as available-for-sale. Federal agency securities declined by $27 million in 2003 as the Corporation sought the additional yield and cash flow characteristics of mortgage-backed securities. Corporate securities continued to decline in 2003 and totaled just under $43 million versus $68 million at the end of 2002. The reduction was primarily in longer term securities and allowed the overall duration of the securities portfolio to remain little changed from 2002. The mortgage-backed securities increased by $138 million in 2003 as 1) additional leveraging strategies with spreads in excess 150 basis points were utilized to bolster net interest income and 2) the cash flow and yield characteristics of these securities fit the desired investment profile better than federal agency securities. The securities portfolio totaled $523,669 as of December 31, 2002. In 2002, U.S. agency and municipal holding remained relatively unchanged from the prior year-end. Corporate balances declined by over $20 million as holdings in this sector were deemphasized. Mortgage-backed securities increased by over $120 million during 2002 and included $100 million in a leveraging transaction completed just prior to year-end 2002. The leveraging transaction was funded primarily by FHLB advances and will provide an estimated 1.7% net spread to income with nominal interest rate risk. The securities portfolio totaled $417,496 as of December 31, 2001. That balance represents a 9.3% increase over the prior year-end. For 2001, the growth in securities was concentrated in mortgage-backed securities, including collateralized mortgage obligations that helped improve the earnings performance characteristics of the portfolio.

Summary yield and maturity information regarding the available-for-sale securities portfolios on December 31 follows. Yields are calculated on a fully taxable equivalent basis using the marginal federal income tax rate of 35% for 2003.

	2003	2003	2002	2001

	Available-		Available-	Available-
Book Value	For-Sale	Yield	For-Sale	For-Sale

U. S. Treasury and other U. S. Government agencies and corporations:
Under 1 year	$3,048	4.4%	$2,193	$1,527
1 to 5 years	—	—	3,171	5,413
5 to 10 years	—	—	14,252	22,108
Over 10 years	—	—	10,144	—

Total	3,048	4.4	29,760	29,048
Obligations of states and political subdivisions:
Under 1 year	—	—	310	1,498
1 to 5 years	14,493	6.9	16,222	19,858
5 to 10 years	36,270	6.5	41,491	29,785
Over 10 years	22,483	6.2	8,904	17,069

Total	73,246	6.5	66,927	68,210
Corporate:
Under 1 year	4,570	7.3	—	3,524
1 to 5 years	—	—	5,749	13,650
5 to 10 years	—	—	6,787	15,368
Over 10 years	38,131	4.6	55,522	57,245

Total	42,701	4.9	68,058	89,787
Mortgage-backed securities	470,784	4.1	333,258	211,096
Equity securities	30,917	3.9	25,666	19,355

Total securities	$620,696	4.4%	$523,669	$417,496

The average yield on the portfolio is 4.4% as of December 31, 2003, down 160 basis points from the prior year-end. The primary reason for the decline was very low longer-term interest rates in place through mid- year 2003 which created a large increase in prepayment speeds and cash flows that were reinvested at lower rates. During 2003, 2002 and 2001, the Corporation realized gains on security sales of $4,584, $592 and $642, respectively. The large increase in gains realized in 2003 is a result of the Corporation’s strategy to limit the increase in duration of the portfolio via the sale of securities with longer maturities and large potential extensions in effective maturity dates as interest rates rose in the last half of 2003. Even with the rebound in longer-term interest rates, overall interest rates are still at historically low levels. The Corporation now has an unrealized loss position for the portfolio of $905 versus a $12.0 million unrealized gain the prior year-end. It is anticipated that the Corporation will strive to maintain the average duration profile of the portfolio near its current levels.

Mortgage-backed securities have various stated maturities through September 2033. The estimated weighted-average maturity of this segment of the portfolio is 3.6 years.

Loans:

Listed below is the Corporation’s loan distribution at the end of each of the last five years:

	2003	2002	2001	2000	1999

Commercial	$631,170	$542,691	$508,579	$421,229	$413,097
Consumer	399,137	322,841	316,097	302,881	216,173
Real estate mortgage	273,422	249,946	247,221	300,526	402,468
Real estate construction	46,091	52,313	49,995	45,453	39,924

Balance as of December 31	$1,349,820	$1,167,791	$1,121,892	$1,070,089	$1,071,662

Percentage distribution	2003	2002	2001	2000	1999

Commercial	47%	46%	45%	40%	39%
Consumer	30	28	28	28	20
Real estate mortgage	20	22	22	28	37
Real estate construction	3	4	5	4	4

Total	100%	100%	100%	100%	100%

An analysis of maturity and interest rate sensitivity of commercial loans as of December 31, 2003 follows:

	One Year	One to	Over
	Or Less	Five Years	Five Years	Total

Fixed rate	$25,985	$66,693	$34,184	$126,862
Variable rate	108,906	210,420	184,982	504,308

Total commercial loans	$134,891	$277,113	$219,166	$631,170

At December 31, 2003, real estate construction loans totaled $46,091, all of which were fixed rate loans with a maturity of one year or less.

The Corporation emphasizes on-balance sheet growth in direct consumer and commercial balances. As evidence of this, commercial loan balances have increased from 39% of the total loan portfolio at the end of 1999 to 47% as of December 31, 2003. Total commercial loan originations totaled just over $300 million in 2003 as compared to $274 million in 2002. Commercial loans are generated through a calling program targeting medium-sized companies. The Corporation is also generating an increasing volume of Small Business Administration (“SBA”) loans. The Corporation sells the guaranteed portion of the SBA loans originated. The sales generated $559 and $639 in net revenues, including $131 and $185 in revenues from the value of the servicing retained in 2003 and 2002, respectively. The amount of SBA loans being serviced by the Corporation totaled approximately $16.8 million and $16.4 million at December 31, 2003 and 2002, respectively.

The Corporation’s commercial loans are granted to customers within the immediate trade area of the Corporation. The mix is diverse, covering a wide range of borrowers. The table below details the stratification of commercial loan balances at the end of 2003:

Stratification	Amount

Under $1 million	$389,211
From $1 to $5 million	217,531
From $5 to $10 million	13,241
Over $10 million	11,187

Total	$631,170

The Corporation monitors and controls concentrations within a particular industry or segment. As of December 31, 2003, the Corporation had a concentration in commercial real estate loans totaling approximately $421 million, approximately 75% of which were owner-occupied businesses, including nursing homes, retail and fast-food restaurants within the Corporation’s market area. The table below details as of December 31, 2003 the industry concentrations by SIC code that exceed 10% of tier I capital:

Industry	SIC Code	Amount

Non-residential buildings	6512	$63,149
Restaurants – retail	5812	22,824
Motels/Hotels	7011	18,271
Nursing homes	8051	14,859
Apartments	6513	14,516

Consumer loan balances have increased from 20% to 30% of total loans over the same time frame. Direct consumer new loan volumes totaled $230 million in 2003 versus $151 million in 2002. These volumes were supplemented by indirect loan volumes of $61 million in 2003 and $57 million in 2002. The direct loan volumes are originated primarily by banking center and call center personnel and were higher in 2003 despite the ability of many borrowers to utilize first mortgage loans as a primary borrowing vehicle due to the extremely low interest rate environment present through much of 2003.

The Corporation emphasizes real estate lending through its branch network, reaching a broad range of customers, as well as through the use of mortgage loan originators and correspondent lender relationships. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities, generate a net gain (including origination fee income) from the sale, limit the interest rate risk caused by holding long-term, fixed-rate loans and build a portfolio of serviced loans which generate fee income for the Corporation. New real estate loans originations totaled $478 million and $715 million from retail and wholesale sources, respectively as compared to $321 and $600 from the same sources in 2002. Loans sold into the secondary mortgage market totaled $1.09 billion in 2003 versus $864 million in 2002. The serviced portfolio of mortgages totaled $1.75 billion and $1.32 billion as of December 31, 2003 and 2002, respectively.

Asset Quality

The allowance for loan losses is analyzed in the table below:

	2003	2002	2001	2000	1999

Balance at January 1	$17,595	$16,695	$15,217	$11,169	$10,739
Charge-offs:
Commercial	4,000	2,593	2,486	1,702	2,430
Real estate mortgage	141	242	175	164	86
Real estate construction	—	97	—	—	—
Consumer	2,821	3,652	3,810	2,194	1,961

	6,962	6,584	6,471	4,060	4,477
Recoveries:
Commercial	107	857	707	533	901
Real estate mortgage	57	10	5	8	4
Real estate construction	—	—	—	—	—
Consumer	467	458	641	438	807

	631	1,325	1,353	979	1,712
Net charge-offs	6,331	5,259	5,118	3,081	2,765
Acquired reserves	—	—	1,878	—	—
Provision for loan losses charged to operations	7,610	6,159	4,718	7,129	3,195

Balance at December 31	$18,874	$17,595	$16,695	$15,217	$11,169

Allowance for loan losses as a percentage of year-end loans	1.40%	1.51%	1.49%	1.42%	1.04%
Allowance for loan losses as a percentage of non-performing loans	81%	92%	158%	191%	188%

Net charge-offs as a percent of average loans by major loan category are shown below:

	2003	2002	2001	2000	1999

Commercial	0.67%	0.34%	0.44%	0.29%	0.40%
Real estate mortgage	0.03%	0.08%	0.04%	0.04%	0.02%
Real estate construction	0.00%	0.03%	0.00%	0.00%	0.00%
Consumer	0.67%	1.02%	1.22%	0.68%	0.53%
Total net charge-offs to average loans	0.51%	0.47%	0.47%	0.28%	0.27%

The allowance for loan losses has increased steadily from 1999 to 2003 as outstanding loan balances increased and the risk characteristics of the portfolios shifted from lower risk residential estate loans to higher risk consumer and commercial loans. The allowance for loan losses was $18,874, or 1.40% of loans as of December 31, 2003. The allowance represents 85% of non-performing loans, which is lower than the coverage of non-performing loans at the end of the previous four years. With over $6 million of the non-performing loans balances as of December 31, 2003 represented by residential real estate loans, the allowance for loan losses, in Management’s opinion is adequate to absorb losses inherent with the loan portfolios. Commercial loan charge-offs increased to .67% of commercial loans. The .29% commercial charge-off rate in 2000 represented the low point for these charge-offs for the past five years. Consecutive years of softness in the local and national economies since 2000 have been a contributing factor to the increased loss experience. Consumer charge-offs decreased from 2001 due to stricter underwriting standards for indirect automobile lending and a shift in emphasis to higher credit quality boat and recreational vehicle (“RV”) loans. The underwriting standards include, among other factors, a reduced level of loan advance to vehicle value. The decision to deemphasize indirect auto lending was due to low levels of return on the investment primarily due to higher levels of loan losses. The indirect boat and RV loans are typically of a higher credit quality as evidenced by independent credit scores. As of December 31, 2003, the average credit score for indirect auto loans was 712 versus 728 for boat loans and 741 for RV loans. The underwriting criteria have resulted in a decline in outstanding indirect automobile loans. Indirect automobile loans totaled $52 million at the end of 2003 as compared to $86 million as of December 31, 2002. Conversely, indirect boat and RV loans totaled $42 million at the end of 2002 and have increased to $79 million at the end of 2003. The changes have brought about a reduction in net charge-offs for the consumer loan portfolio from a high of 1.22% of average consumer loan balances in 2001 to .67% in 2003.

The following presents a breakdown of the loan loss allowance by loan category for each of the last five years:

Loan Category	2003	2002	2001	2000	1999

Commercial	$13,493	$12,040	$11,673	$9,927	$7,449
Consumer	4,357	4,577	4,762	5,161	2,587
Real estate mortgage	823	736	260	129	1,133
Real estate construction	201	242	—	—	—

Total	$18,874	$17,595	$16,695	$15,217	$11,169

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

For the year ended December 31, 2003, interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans amounted to $1,325, $1,229 and $398 in 2003, 2002 and 2001, respectively. No interest income was realized on these loans for 2003, 2002 or 2001, respectively.

Below is a table listing the non-accrual, past due and restructured loans at the end of the last five years. Past due loans are loans over 90 days past due and still accruing interest.

	2003	2002	2001	2000	1999

Non-accrual loans	$13,349	$13,123	$5,004	$4,699	$2,743
Past due loans	8,878	5,692	5,304	3,239	3,132
Restructured loans	1,017	378	258	43	52

Total	$23,244	$19,193	$10,566	$7,981	$5,927

Percent of loans at year end	1.72%	1.64%	0.94%	0.75%	0.55%
Other real estate owned	$713	$1,371	$1,399	$902	$281

Loans 30 to 89 days past due, where the monthly payment is more than 30 days past due but less than 90 days past the payment date, excluding non-accrual and restructured loans included in the table above, amounted to $5,970 or 0.44% of outstanding loans as of December 31, 2003, as compared to $8,334 or 0.71% of loans on December 31, 2002. Loans then current where some concerns existed as to the ability of the borrower to comply with loan repayment terms approximated $36,958 at December 31, 2003 and $43,095 at December 31, 2002. Such loans are closely monitored by Management.

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents Management’s assessment of the estimated probable loan losses inherent in the loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses that are a necessary element of business activity. The provision for loan losses for 2003 was $7,610, compared to $6,159 for 2002 and $4,718 in 2001. The changes in the provision for loan losses were attributable to changes in the allowance for loan losses as a result of net charge-offs, increasing non-performing loans and the recognition of changes in the current risk factors. In 2000, the Corporation additionally underwent a more stringent review of specific problem loans, which necessitated the addition of $4,100 in additional provision during the third quarter of that year.

Servicing Assets

The valuation of mortgage servicing assets is performed by an independent third party. The critical factors and assumptions used in the valuation as of December 31, 2003 were a discount rate of 9.01%, PSA of 257, weighted average coupon of 5.94%, weighted average servicing fee of .252%, remaining term of 292 months, delinquency of 2.1%, a cost per loan of $45 and other income per loan of $38.

At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of mortgage servicing assets to immediate 10% and 20% adverse changes in those assumptions are presented in the table that follows. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage-

servicing asset is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in the prepayment rate estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Fair value	$20,892
Expected weighted average life (in years)	4.8
Prepayment rate (annual PSA)	257
Decrease in fair value from 10% adverse change	$981
Decrease in fair value from 20% adverse change	$1,881
Discount rate	9.01%
Decrease in fair value from 10% adverse change	$628
Decrease in fair value from 20% adverse change	$1,223

Funding Sources
Deposits

The average amounts of deposits are summarized below:

	2003	2002	2001

Demand deposits-non-interest bearing	$160,499	$146,598	$115,857
Demand deposits-interest bearing	160,226	101,222	90,762
Savings deposits	359,712	374,313	242,242
Time deposits	482,118	537,217	621,578

Total	$1,162,555	$1,159,350	$1,070,439

Average deposits increased slightly in 2003 after a slight decrease in 2002. The increase in core deposit average balances (non-interest and interest bearing demand and savings accounts) in 2003 allowed the Corporation to de-emphasize higher cost time deposits through much of the year. The average balance changes in 2003 were impacted by the sale of two banking centers in the first quarter of 2003 with an accompanying reduction in deposits of $88,456. Time deposit balances included in the sale totaled $50,978. Average time deposits decreased by $55,099, or 10.3% in 2003. The trend reversed itself after mid-year as other investment alternatives, including non-traditional bank investments such as mutual funds came back into favor with the investing public. As a result, core deposit balances declined and time deposits balances were forced to increase by over $49 million from the end of 2002 to support strong loan activities. In 2002, increases in average non-interest bearing and interest bearing demand deposit balances coupled with the increase in MMDA savings accounts offset the decline in time deposit balances.

The following is a maturity distribution for the $555,606 of time deposits outstanding as of December 31, 2003:

2004	$333,402
2005	98,972
2006	105,861
2007	8,219
2008	7,650
Thereafter	1,502

On December 31, 2003, time deposits over $100 totaled $128,270. The Bank continues to maintain strong relationships with the various public entities centered in the primary markets of the Bank which contributes to the balance of time deposits over $100. The increase in these balances is due primarily to an active calling program for public entities. The maturity schedule for time deposits over $100 as of December 31, 2003, is given in the table below:

Maturing in:	2003	2002

3 months or less	$18,119	$17,194
3 to 6 months	44,113	9,463
6 to 12 months	28,416	21,237
Over 12 months	37,622	34,557

Total	$128,270	$82,451

Other Sources of Funds

The Corporation has the availability to borrow $73 million from correspondent banks as overnight federal funds purchased. Federal funds purchased as of December 31, 2003 totaled $51.5 million. There were $0 federal funds purchased at both December 31, 2002 and 2001. The increase in funds purchased during 2003 is attributable to strong asset growth rates and only a modest increase in deposit balances. The short-term funding also served to keep the Corporation’s interest rate risk sensitivity within acceptable levels in 2003. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U. S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $188,953 and $161,998 as of December 31, 2003 and 2002, respectively. The Corporation continuously pledges collateral for these borrowings at an amount exceeding the outstanding balance. The securities are held in the Corporation’s safekeeping account at the Federal Reserve Bank. Although there were no repurchase agreements with approved brokers outstanding at December 31, 2003, the Corporation previously maintained such balances, which were collateralized by U. S. Treasury and government agency securities held by the broker.

The following table summarizes certain information relative to these borrowings:

	2003	2002	2001

Outstanding at December 31	$216,761	$138,796	$107,279
Weighted-average interest rate at December 31	1.18%	1.56%	3.58%
Maximum amount outstanding as of any month end	251,404	$178,536	$133,743
Average amount outstanding	$195,620	$134,374	$109,476
Approximate weighted-average interest rate during the year	1.26%	1.84%	3.40%

The repurchase agreement program provides a sweep feature on the customer’s primary business account along with competitive market rates of interest for their excess funds. The success of this product reflects the strong emphasis the Bank places on offering competitive products coupled with personalized service to the small-to mid-size businesses operating in the Bank’s various markets. Federal funds purchased and securities sold under agreements to repurchase averaged $195,620 in 2003 with the majority of the average balances representing the retail sweep product.

The Corporation also has available to it unsecured lines of credit with correspondent banks totaling $20 million. The lines of credit are renewable annually and bear interest at a floating rate based on several indices. The Corporation had utilized $7.75 million and $7 million in borrowings under these lines as of December 31, 2003 and 2002, respectively. There were no balances outstanding on the lines at the end of 2001. The primary use for the borrowings was to fund common stock share repurchases under the Board approved repurchase program.

The Corporation also has access to federal tax deposits on a daily basis. After being deposited by customers, the tax deposits are held at the Corporation up to a self-imposed limit of $6 million until they are drawn upon by the federal government. The balance of these funds was $1,302 and $3,863 as of December 31, 2003 and 2002, respectively.

The Bank also is a member of the Federal Home Loan Bank (“FHLB”) system and utilizes the various advance programs offered by the FHLB. The funds are drawn from the FHLB for various terms through 2007 and are utilized to provide long-term funding to offset the interest rate risk inherent with holding long-term, fixed-rate mortgages as well as funding for specific leveraging activities. The balances of these advances were $492,299 and $365,844 as of December 31, 2003 and 2002, respectively.

Most recently, the Corporation has utilized the issuance of junior subordinated debentures to an unconsolidated subsidiary trust as a funding source. The debentures are the sole asset of the unconsolidated subsidiary trust which issued corporation-obligated mandatorily redeemable securities, more commonly known as trust preferred securities. The securities are traded under the symbol SECDP on the NASDAQ National Market System, currently qualify as tier I capital for regulatory purposes and also bear interest that is tax deductible to the Corporation.

Capital

The shareholders’ equity increased to $137,016 at December 31, 2003 from $136,334 a year earlier. The increase, which was attributable to retention of earnings, was mostly offset by a decrease in other comprehensive income, primarily from a decline in the unrealized gains of the securities portfolio, as well as an increase in the amount of shares in treasury.

In 2002, shareholders’ equity increased to $136,334 at December 31, 2002 from $128,299 a year earlier. The increase was attributable to retention of earnings as well as the increase in market values for the available-for-sale securities. The increase was partially offset by the treasury share repurchase activities. The impact of the change in unrealized market value adjustment on securities available-for-sale, net of tax resulted in a net unrealized gain position within other comprehensive income of $7,838 at December 31, 2002.

In 2000, the Board of Directors authorized the repurchase of up to 2% of shares outstanding annually. Additionally, in 2000 and 2002, the Board of Directors authorized the repurchase of an additional 600,000 and 500,000 shares, respectively. The following table depicts treasury repurchase activity for the past three years:

Number of Shares

Balance 12/31/00	730,200
Repurchased 2001	153,294
Balance 12/31/01	883,494
Repurchased 2002	395,515
Balance 12/31/02	1,279,009
Net repurchased 2003	241,080

Balance 12/31/03	1,520,089

The Corporation has consistently had qualifying capital under the risk-based capital requirements in excess of those required to meet the “well-capitalized” standards. For further details on capital ratios, see Note 18.

The Corporation trades under the symbol SECD on the NASDAQ National Market System. The total market capitalization of the Corporation was approximately $250 million at December 31, 2003. The table below lists the high and low trading prices for the common stock by quarter for the last three years.

Quarter	First	Second	Third	Fourth	Year

2003:
High	$26.90	$25.82	$28.75	$28.99	$28.99
Low	22.15	21.55	25.61	25.62	21.55
Dividends declared	.19	.19	.19	.19	.76
2002:
High	$25.03	$28.39	$28.32	$28.12	$28.39
Low	20.50	24.25	23.53	24.51	20.50
Dividends declared	.18	.18	.18	.18	.72
2001:
High	$18.75	$23.00	$22.89	$22.36	$23.00
Low	13.75	16.55	17.00	18.45	13.75
Dividends declared	.17	.17	.17	.17	.68

The Corporation’s price for its common stock decreased by 0.4% in 2003 to finish the year at $26.40 with a trading range of $21.55 to $28.99 per share. The flatness of the stock performance for the full year paralleled the Corporation’s static non-GAAP operating financial performance. Bank stock prices rebounded in 2002 and 2001 as market rates declined and the Corporation’s stock price also improved in conjunction with improved financial performance. Book value per common share was $14.47 and $13.91 at December 31, 2003 and 2002, respectively.

The Corporation has historically paid cash dividends on a quarterly basis and has periodically paid stock dividends at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors. The payment will depend on, among other things, earnings, financial condition and cash requirements of the Corporation at the time that such payment is considered, and on the ability of the Corporation to receive dividends from the Bank, the amount of which is subject to regulatory limitations. For 2003, 2002 and 2001, the dividend-payout ratio for the Corporation was 31.1%, 39.5%, and 39.8%, respectively. The reduction in the payout ratio in 2003 is attributable to the strength in net income resulting partially from the non-recurring gain on the sale of the banking centers.

Liquidity

Management of the Corporation’s liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Corporation. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of over $73 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. The Corporation’s liquidity position is monitored utilizing a variety of methods including key ratio analyses. Recently the trend in the ratios has indicated a higher degree of liquidity risk than was inherent in the balance sheet in prior years. Part of the increase is due to the leveraging activities undertaken in an attempt to improve earnings. Additional liquidity risk was exhibited due to the continued growth of assets and recent decline in core deposit balances.

The net cash provided by operating activities for 2003, 2002 and 2001 was approximately $27 million, $39 million and $22 million, respectively. Management does not expect future cash flows available from operations to be materially different from the cash flow experience of the prior three years. Factors affecting cash flows from investing or financing activities are not expected to have a significant negative impact on foreseeable future liquidity. As discussed in Note 18, the Bank is subject to regulation and may be limited in its ability to pay dividends to the parent company. Accordingly, consolidated cash flows may not represent cash available to common shareholders.

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

The dynamic gap analysis measures the amount of repricing risk associated with the balance sheet at a specific point in time. Expected cash flows from fixed rate instruments are defined utilizing contractual maturities and anticipated cash flows through early repayment of loans, early calls and paydowns of securities and early withdrawals of deposits. Variable rate instruments’ repricing frequencies are categorized according to their earliest repricing opportunity. Core deposits with non-contractual maturities are included in the gap repricing distributions based on historical patterns of pricing behavior.

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net income would increase by 3.9% if interest rates would immediately fall by 100 basis points and decrease by 2.6% if interest rates would immediately rise by 200 basis points. At December 31, 2002, the model projected net income would decrease by 0.1% if interest rates would immediately fall by 125 basis points and increase by 19.0% if interest rates would immediately rise by 200 basis points. The projected changes in net income include the projected changes in net interest income from the table below as well as projected changes in income from gains on sale of mortgage loans and projected adjustments to mortgage servicing assets and associated derivatives. Management believes this asset sensitive position for the one-year time horizon is within acceptable levels of risk tolerance. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and Management’s outlook. Also included are estimates and assumptions regarding the impact to earnings from changes in the valuation allowance for servicing assets, gains on sale of mortgage loans and changes in the volume of interest rate floors.

The following table shows the projected changes in net interest income and the economic value of equity based on a series of interest rate shocks:

Rate Shock Scenario	Net Interest Income	Economic Value of Equity

Down 100	(7.8)%	(13.3)%
Up 200	0.7%	(5.4)%
Board approved limit	(10)%	(30)%

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

Contractual Obligations, Commitments, Contingent liabilities and Off Balance Sheet Arrangements

As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations

The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.

	1 year or			Over 5
Payments due in	Less	1-3 Years	3-5 Years	Years	Total

Deposits without a stated maturity (a)	$659,736	$—	$—	$—	$659,736
Consumer and brokered certificates of deposit (b)	363,919	193,236	16,991	1,832	575,978
Federal funds purchased and securities sold under agreements to repurchase (a)	216,761	—	—	—	216,761
Note payable (a)	7,750	—	—	—	7,750
Other borrowed funds (a)	1,301	—	—	—	1,301
Federal Home Loan Bank advances (b)	145,374	55,584	106,953	292,742	600,653
Debentures (b)	2,838	37,214	—	—	40,052
Annual rental commitments under non-cancelable leases	2,589	4,969	3,639	5,857	17,054

Total	$1,400,268	$291,003	$127,583	$300,431	$2,119,285

(a)	Excludes interest

(b)	Includes interest

The Corporation also has obligations under its two non-qualified supplemental retirement plans for key employees as described in Note 21 to the consolidated financial statements. The benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation does not have any commitments or obligations to the defined benefit pension plan at December 31, 2003 due to the funded status of the plan. The supplemental plans are unfunded. See further discussion in Note 21.

Commitments and Off Balance Sheet Arrangements

The following table details the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion of these commitments is included in Note 25 to the consolidated financial statements.

Amount of commitment	1 year or			Over 5
Expiration by period	Less	1-3 Years	3-5 Years	Years	Total

Commitments to lend-commercial	$126,753	$29,788	$1,699	$—	$158,240
Commitments to lend-residential real estate	34,376	—	—	—	34,376
Commitments to lend-consumer	88,243	—	—	—	88,243
Standby letters of credit	16,914	64	5,185	262	22,425

Total	$266,286	$29,852	$6,884	$262	$303,284

Commitments to extend credit, including loan commitments, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The commitments to fund principal investments primarily relate to the Corporation’s indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at December 31, 2003. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, both of which are determined by either the general and/or limited partners of the funds.

There are no recourse provisions with third parties or balances recorded for the standby letters of credit at December 31, 2003.

The Corporation also enters into derivative contracts under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at December 31, 2003 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented on the previous page. Further discussion of derivative instruments is included in Notes 1 and 24 to the consolidated financial statements.

Item 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included under the caption “Market Risk Management” presented in Item 7 above.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Dollars in thousands except per share data or as otherwise indicated)

Consolidated Balance Sheets

As of December 31

ASSETS	2003	2002

Cash and due from banks	$40,773	$60,822
Federal funds sold and temporary investments	6,529	61,449
Securities available-for-sale (at market value)	620,696	523,669
Loans	1,349,820	1,167,791
Less allowance for loan losses	18,874	17,595

Net loans	1,330,946	1,150,196
Premises and equipment	19,013	16,632
Accrued interest receivable	8,501	8,762
Goodwill	16,700	16,708
Other intangible assets	3,347	3,714
Servicing assets	20,936	12,403
Other assets	49,320	40,420

Total assets	$2,116,761	$1,894,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand – non-interest bearing	$170,176	$179,714
Demand – interest bearing	142,709	103,583
Savings	346,851	405,437
Time deposits	555,606	506,378

Total deposits	1,215,342	1,195,112
Federal funds purchased and securities sold under agreements to repurchase	216,761	138,796
Note payable	7,750	7,000
Other borrowed funds	1,301	3,863
Federal Home Loan Bank advances	492,299	365,844
Accrued expenses and other liabilities	14,755	17,331
Debentures	31,537	—
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	—	30,495

Total liabilities	1,979,745	1,758,441
Shareholders’ equity:
Common stock, no par value; 30,000,000 shares authorized; 10,991,460 and 11,041,263 shares issued, respectively	42,973	41,763
Treasury stock; 1,520,089 and 1,279,009 shares, respectively	(36,173)	(27,180)
Accumulated other comprehensive income	(834)	6,656
Retained earnings	131,050	115,095

Total shareholders’ equity	137,016	136,334

Total liabilities and shareholders’ equity	$2,116,761	$1,894,775

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
For the Years Ended December 31

INTEREST INCOME	2003	2002	2001

Loans (including fees):
Taxable	$75,655	$79,671	$85,631
Exempt from federal income taxes	838	922	1,092
Securities:
Taxable	22,919	22,648	21,614
Exempt from federal income taxes	2,834	2,946	3,137
Federal funds sold and other	316	1,085	1,083

Total interest income	102,562	107,272	112,557
INTEREST EXPENSE
Deposits	21,798	29,400	42,010
Federal funds purchased and securities sold under agreements to repurchase	2,472	2,499	3,904
Note payable	214	38	47
Other borrowed funds	11	42	90
Federal Home Loan Bank advances	19,174	15,900	15,567
Debentures and capital securities	3,022	2,933	749

Total interest expense	46,691	50,812	62,367

Net interest income	55,871	56,460	50,190
Provision for loan losses	7,610	6,159	4,718

Net interest income after provision for loan losses	48,261	50,301	45,472
NON-INTEREST INCOME
Mortgage banking revenue	10,194	6,446	5,370
Service charges on deposit accounts	6,259	5,823	5,302
Trust fees	2,560	2,715	2,870
Security gains	4,584	592	642
Trading (losses) gains	—	(20)	19
Gain on sale of banking centers	5,619	—	—
Other operating income	9,351	7,869	5,325

Total non-interest income	38,567	23,425	19,528
NON-INTEREST EXPENSE
Salaries and employee benefits	29,583	26,345	21,544
Net occupancy	4,740	4,480	4,263
Equipment	4,052	3,898	3,891
Professional services	3,417	2,139	1,776
Assessment on deposits and other taxes	1,503	1,397	1,542
Amortization of goodwill and other intangibles	467	475	377
Merger-related costs	—	134	305
Banking center reconfiguration	—	2,096	—
Other operating expenses	11,001	8,532	8,241

Total non-interest expense	54,763	49,496	41,939

Income before federal income taxes	32,065	24,230	23,061
Income tax expense:
Current	3,446	5,567	4,050
Deferred	5,464	663	1,830

Total federal income tax expense	8,910	6,230	5,880

Net income before cumulative effect of accounting change	$23,155	$18,000	$17,181

Cumulative effect of accounting change, net of tax - SFAS No. 133	—	—	(101)
Net income	$23,155	$18,000	$17,080

Earnings per common share:
Basic - before cumulative effect of accounting change	$2.43	$1.82	$1.72
Diluted - before cumulative effect of accounting change	$2.41	$1.79	$1.70
Basic	$2.43	$1.82	$1.71
Diluted	$2.41	$1.79	$1.69
Average common shares outstanding:
Basic	9,512,324	9,905,832	10,013,068
Diluted	9,623,388	10,040,001	10,080,005

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained		Comprehensive
	Stock	Stock	Income	Earnings	Total	Income

Balance, January 1, 2001	$36,935	$(13,947)	$281	$93,928	$117,197
Comprehensive income:
Net income				17,080	17,080	$17,080
Change in other comprehensive income employee benefit plans, net of tax $38			(71)		(71)	(71)
Change in unrealized gain on securities of $5,602, net of reclassification adjustment for gains included in net income of $642 and net of tax of $1,736			3,224		3,224	3,224

Comprehensive income						$20,233

Cash dividends declared:
Common stock ($.68 per share)				(6,798)	(6,798)
Purchase of treasury stock		(2,851)			(2,851)
Common stock issued - dividend reinvestment and stock option plans	518				518

Balance, December 31, 2001	37,453	(16,798)	3,434	104,210	128,299
Comprehensive income:
Net income				18,000	18,000	$18,000
Change in other comprehensive income employee benefit plans, net of tax of $598			(1,111)		(1,111)	(1,111)
Change in unrealized gain on securities of $7,258, net of reclassification adjustment for gains included in net income of $592 and net of tax of $2,333			4,333		4,333	4,333

Comprehensive income						$21,222

Tax benefit on stock option exercise	554				554
Cash dividends declared:
Common stock ($.72 per share)				(7,115)	(7,115)
Purchase of treasury stock		(10,382)			(10,382)
Common stock issued - dividend reinvestment and stock option plans	3,756				3,756

Balance, December 31, 2002	41,763	(27,180)	6,656	115,095	136,334
Comprehensive income:
Net income				23,155	23,155	$23,155
Change in other comprehensive income-employee benefit plans, net of tax of $606			1,126		1,126	1,126
Change in other comprehensive income-unrealized loss on derivatives, net of tax of $113			(210)		(210)	(210)
Change in unrealized gain on securities of $(8,348) net of reclassification adjustment for gains included in net income of $4,584 and net of tax of $4,526			(8,406)		(8,406)	(8,406)

Comprehensive income						$15,665

Tax benefit on stock option exercise	128				128
Cash dividends declared:
Common stock ($.76 per share)				(7,200)	(7,200)
Purchase of treasury stock		(8,993)			(8,993)
Common stock issued - dividend reinvestment and stock option plans	1,082				1,082

Balance, December 31, 2003	$42,973	$(36,173)	$(834)	$131,050	$137,016

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
For the Years Ended December 31

OPERATING ACTIVITIES	2003	2002	2001

Net income	$23,155	$18,000	$17,080
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,610	6,159	4,718
Depreciation	3,132	3,354	3,487
Amortization of intangible assets	467	475	377
Amortization of servicing assets	7,445	4,861	1,320
Amortization (accretion) of investment discount and premium	2,308	5	(441)
(Decrease) increase in allowance for servicing assets	(1,400)	2,984	810
Deferred income taxes (benefit)	(5,464)	663	1,830
Net securities gains	(4,584)	(592)	(642)
Gain on sale of banking centers	(5,619)	—	—
Other gains, net	(15,831)	(8,730)	(5,796)
Decrease in interest receivable	261	1,510	1,463
Decrease in interest payable	(82)	(579)	(975)
Originations of loans held-for-sale	(1,095,222)	(865,470)	(527,498)
Proceeds from sale of loans held-for-sale	1,111,038	874,189	527,041
Net change in other assets & other liabilities	(356)	1,681	(483)

Net cash provided by operating activities	26,858	38,510	22,291
INVESTING ACTIVITIES
Proceeds from maturities of securities-available-for-sale	373,343	188,675	143,976
Proceeds from sales of securities-available-for-sale	78,036	253,852	76,420
Purchases of securities-available-for-sale	(559,068)	(541,411)	(234,001)
Cash paid for acquisition of Commerce Exchange Corporation, net of cash acquired	—	—	(24,522)
Net (decrease) increase in loans	(202,912)	(62,684)	36,232
Net increase in premises and equipment	(5,524)	(3,559)	(1,812)

Net cash used by investing activities	(316,125)	(165,127)	(3,707)
FINANCING ACTIVITIES
Net increase in demand deposits, interest bearing demand and savings deposits	11,473	161,932	41,534
Net increase (decrease) in time deposits	100,206	(89,951)	(49,657)
Net deposits sold	(85,868)	—	—
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	77,965	31,517	(27,896)
Increase (decrease) in note payable	750	7,000	(1,000)
Net (decrease) increase in borrowings	(1,572)	(1,990)	3,299
Net increase in advances from Federal Home Loan Bank	126,455	90,692	23,419
Issuance of Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	—	—	30,429
Cash dividends	(7,200)	(7,115)	(6,798)
Purchase of treasury stock	(8,993)	(10,382)	(2,851)
Net issuance of common stock	1,082	2,332	518

Net cash provided by financing activities	214,298	184,035	10,997

(Decrease) increase in cash and cash equivalents	(74,969)	57,418	29,581
Cash and cash equivalents at beginning of year	122,271	64,853	35,272

Cash and cash equivalents at end of year	$47,302	$122,271	$64,853

Supplementary Cash Flow Information:

Cash paid for:

Federal income taxes - $5,418, $5,600 and $5,650 for the 12 months ended December 31, 2003, 2002 and 2001, respectively and

Interest - $46,773, $47,273 and $63,342 for the 12 months ended December 31, 2003, 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Nature of Operations

Second Bancorp Incorporated (the Corporation) is a one-bank holding company with its most significant subsidiary being The Second National Bank of Warren (the Bank), headquartered in Warren, Ohio, with 33 retail banking centers and five loan production offices operating in northeast Ohio. In addition to general retail and commercial banking, the Bank engages in trust and mortgage banking activities and other financially related businesses. A second operating subsidiary is Stouffer-Herzog Insurance Agency, which sells a wide range of property, casualty, life and health insurance products in northeast Ohio. Additional non-operating subsidiaries include Second National Capital Corporation and Second National Financial Company, LLC, which were formed in 2002 to facilitate a capital conversion plan for the subsidiary Bank. The Corporation also maintains an unconsolidated subsidiary, Second Bancorp Capital Trust I, which was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust (see Note 17).

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

Business Combinations

Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the Corporation were recorded at their estimated fair value as of the date of acquisition.

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

Loans

Loans are stated at the principal amounts outstanding, net of unearned income and unamortized deferred costs. Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Premiums on acquired loans have been deducted from the related interest income and are amortized over the remaining useful life of the loans acquired. The accrual of interest income generally is discontinued when a loan becomes, in Management’s opinion, doubtful of being collectible and is impaired. When interest accruals are discontinued, interest credited to income for the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses.

The Corporation accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan’s yield. The Corporation is amortizing these amounts over terms up to the contractual life of the related loans. Net unamortized deferred costs, primarily representing costs of acquiring indirect automobile, boat and recreational vehicle loans, were $4,481 and $3,643 at December 31, 2003 and 2002, respectively.

Loans Held-for-sale

From time to time, the Corporation will sell loans it originated, primarily mortgages. The loans are reclassified as held-for-sale and are recorded at the lower of aggregate cost or market value.

Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is maintained at a level believed adequate by Management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based upon an evaluation of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to repay (including the timing of future payments), overall quality, analysis of prior and current loss experience and a review of specific problem loans. The allowance reflects probable losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a specific dollar amount where the internal credit rating is at or below a predetermined classification level. The historical loan loss component is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged off. The allowance also includes components for concentrations, loan volume and specific economic conditions of the markets in which the Corporation operates. The determinations arrived at inherently involve a high degree of uncertainty and knowledge of the loans’ loss characteristics may be incomplete. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on Management’s periodic evaluation of these and other pertinent factors.

Loans are considered impaired when it is probable that amounts due pursuant to the contractual terms of the loan will not be collected. This evaluation is inherently subjective and requires Management to make estimates regarding the amounts and timing of future cash flows expected to be received on impaired loans that could be susceptible to change. To determine the amount of impaired loans, the Corporation analyzes the expected cash flows of non-accrual loans. To the extent that the expected cash flows are less than the amounts due according to the contractual terms of an individual loan, the loan balance is included as impaired loans. A specific allowance is maintained on impaired loans when the net present value of expected cash flows after considering collateral and other credit enhancements is less than the carrying amount of the loan.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. On January 1, 2002, the Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized into the income statement over an estimated life but rather is tested at least annually for impairment. The Corporation performed the annual testing for impairment as of July 1, 2003 and concluded that no impairment had occurred.

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

Stock Options

At December 31, 2003, the Corporation maintains three stock-based compensations plans, which are more fully described in Note 22. The Corporation accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB No. 25, because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

	Years Ended December 31
	2003	2002	2001

Net income, as reported	$23,155	$18,000	$17,080
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards (see note 22), net of related tax effects	(611)	(585)	(418)

Pro-forma net income	$22,544	$17,415	$16,662

Earnings per share:
Basic-as reported	$2.43	$1.82	$1.71
Basic-pro-forma	$2.37	$1.76	$1.66
Diluted-as reported	$2.41	$1.79	$1.69
Diluted-pro-forma	$2.34	$1.73	$1.65

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

Marketing Costs

All marketing – related costs, including advertising costs are expensed as incurred. Marketing costs expensed in 2003, 2002 and 2001 were $1.8 million, $1.4 million and $1.6 million, respectively.

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

2.     Pending Merger

On January 8, 2004, the Corporation and Sky Financial Group. Inc., based in Bowling Green, Ohio, announced an agreement whereby Sky Financial Group will acquire the Corporation and its wholly-owned subsidiaries including the Bank. The transaction is expected to close during the second quarter of 2004. Under the terms of the agreement, shareholders of the Corporation will receive 1.26 shares of Sky Financial Group common stock for each share of the Corporation.

The agreement provides for the merger of the Corporation into Sky Financial Group, and the subsequent merger of the Bank into Sky Bank, Sky Financial Group’s commercial banking affiliate. The Corporation’s insurance affiliate Stouffer-Herzog will be integrated into Sky Insurance some time after the merger is complete.

The merger is subject to receipt of applicable regulatory approvals and to the approval of the shareholders of the Corporation.

3.     Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123”, was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to adopting SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The disclosure requirements of SFAS No. 148 are reflected in Note 1 – Significant Accounting Policies – Stock Options.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities addressed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This accounting guidance amends SFAS No. 133 for decisions made by the FASB as part of the Derivatives Implementation Group process and also amends SFAS No. 133 to clarify the definition of a derivative. SFAS No. 149 is effective generally for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Corporation’s financial condition, results of operations or liquidity.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer is to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer’s equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This accounting guidance is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Corporation’s financial condition, results of operations or liquidity.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

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

The Corporation has adopted FIN No. 45 effective January 1, 2003 and included the required disclosures in Note 25. FIN No. 45 recognition and measurement provisions have not had a material impact on the Corporation’s results of operations, financial position or liquidity.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003. For preexisting VIEs, the FASB deferred the consolidation provisions on October 8, 2003, to periods ending after December 15, 2003. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

The Corporation makes investments directly in low income housing projects through the Retail Banking line of business. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying properties. The Corporation has determined these projects to be VIEs in which it has an interest, but for which it is not the primary beneficiary. At December 31, 2003, estimated assets of the projects totaled approximately $315,000. The Corporation’s maximum exposure to loss from its involvement with these projects is the unamortized investment balance of $555 at December 31, 2003. During the year ended December 31, 2003, the Corporation obtained no significant interests in low income housing projects created after January 31, 2003.

The Corporation applied the provisions of FIN 46 to a wholly-owned subsidiary grantor trust that had issued mandatorily redeemable preferred securities of the grantor trust to third party investors. The application of FIN 46 to this pre-existing VIE was effective December 31, 2003 and resulted in the deconsolidation of the trust. The assets and liabilities of the subsidiary trust that was deconsolidated totaled $33.0 million and $32.0 million, respectively. See Note 17 for further discussion of this trust and the Corporation’s related obligations.

There was no material impact to results of operations or liquidity as of and for the year ended December 31, 2003 as a result of applying the provisions of FIN 46.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the FASB cleared Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) which had been issued by the Accounting Standards Executive Committee of the AICPA. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of SOP 03-3 are effective for the Corporation for loans acquired beginning January 1, 2005, with early adoption encouraged. The Corporation is currently assessing the potential impact this statement will have on results of operation, financial position or liquidity.

Loan Commitments

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Corporation enters into such commitments with customers in connection with residential mortgage loan applications and at December 31, 2003 had approximately $80 million in notional amount of these commitments outstanding. This guidance, if issued, would require the Corporation to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Corporation is currently assessing the impact on this pending guidance on its results of operations and financial position. In the quarter of adoption, there would likely be a one-time negative impact to mortgage banking revenue yet to be determined.

4.     Mergers, acquisitions and reconfiguration

On September 4, 2002, the Corporation acquired Stouffer-Herzog Insurance Agency (Stouffer-Herzog), an insurance agency located in Ashtabula, Ohio, in a transaction accounted for as a purchase under SFAS No. 141. Goodwill of $1.3 million was recorded in connection with the acquisition. Additionally, a customer list intangible asset of $978 was recorded and is being amortized on a straight-line basis over 18 years. Second Bancorp paid $1.98 million through the issuance of common stock to the shareholders of Stouffer-Herzog for all the outstanding shares of Stouffer-Herzog common stock. Merger expenses incurred in 2002 as a result of the Stouffer-Herzog acquisition totaled $134 and consisted primarily of consulting fees.

The condensed balance sheet at fair value of Stouffer-Herzog as of the acquisition date was as follows:

Assets:
Cash and due from banks	$395
Other assets	636

Total assets	$1,031

Liabilities and capital:
Current liabilities	$599
Long-term liabilities	149
Capital	283

Total liabilities and capital	$1,031

Net income in 2002 was impacted by a $2,096 expense for the execution of a banking center reconfiguration strategy. The strategy was designed to improve the overall growth potential and profitability of the retail banking center network. The cost recognized in 2002 included the costs to close two facilities, the costs to close four facilities that were consolidated into two larger, more accessible facilities and the costs to close two facilities, which were relocated to larger, more accessible locations. The strategy also included the sale of two remote banking centers and the opening of a new banking center in a new market.

5. Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amounts of those reserve balances for the years ended December 31, 2003 and 2002 were approximately $3,014 and $1,988, respectively, which represents compensating balances for services provided by the Federal Reserve Bank.

6. Securities

The following is a summary of securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2003	Cost	Gains	Losses	Value

Available for Sale:
U.S. Treasury securities and obligations of other U.S government agencies and corporations	$3,023	$25	$—	$3,048
Obligations of states and political subdivisions	70,990	2,438	(182)	73,246
Corporate securities	42,881	392	(572)	42,701
Mortgage-backed securities	473,777	1,991	(4,984)	470,784

Total debt securities	590,671	4,846	(5,738)	589,779
Equity securities	30,930	—	(13)	30,917

Total Available-for-Sale Securities	$621,601	$4,846	$(5,751)	$620,696

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2002	Cost	Gains	Losses	Value

Available for Sale:
U. S. Treasury securities and obligations of other U. S. government agencies and corporations	$28,438	$1,322	$—	$29,760
Obligations of states and political subdivisions	63,485	3,482	(40)	66,927
Corporate securities	68,068	2,709	(2,719)	68,058
Mortgage-backed securities	326,011	7,247	—	333,258

Total debt securities	486,002	14,760	(2,759)	498,003
Equity securities	25,641	107	(82)	25,666

Total Available-for-Sale Securities	$511,643	$14,867	$(2,841)	$523,669

Accumulated unrealized (loss) gain in accumulated other comprehensive income, net of tax is $(568), $7,838 and $3,505 for the years ended December 31, 2003, 2002 and 2001, respectively.

Information relating to the aggregate amount of unrealized losses and the aggregate related fair values of investments with unrealized losses, segregated by the time periods during which the investment has been in an unrealized loss position, as of December 31, 2003, is as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Market Value

Less than 12 months	$332,979	$(5,196)	$327,783
Greater than 12 months	6,763	(555)	6,208

Total	$339,742	$(5,751)	$333,991

The securities owned less than one year that have unrealized losses are typically mortgage-backed securities or municipal securities. The mortgage-backed securities typically have weighted-average maturities of three to five years and their values fluctuate with longer-term interest rates that affect prepayment speeds on the underlying collateral. The securities are typically well structured and in aggregate have a low level of extension risk. The municipal securities are typically acquired with final maturities of 10 to 15 years with an emphasis on yield. The securities are typically held until two to three years are left until maturity and are sold and the proceeds reinvested in longer-term municipal securities. Their values also fluctuate in general with the long end of the yield curve.

There are two securities that have had unrealized losses for longer than one year. These securities are trust preferred securities of a major credit card issuer. The bonds have a variable rate with no floor. This rate setting feature along with downgrades of credit card issuer from a year earlier has created the unrealized loss position. The price of the bond has risen steadily versus its book value over the past year and the unrealized loss is not deemed to be other-than-temporary. As evidence of that trend, the bonds were sold in January 2004 at a combined loss of only $115.

There were no holdings of trading securities at December 31, 2003 and 2002. The amortized cost and estimated market value of securities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized Cost	Estimated Market Value

Under 1 year	$7,514	$7,618
1 to 5 years	13,802	14,493
5 to 10 years	34,860	36,270
Over 10 years	60,718	60,614

	116,894	118,995
Mortgage-backed securities	473,777	470,784
Equity securities	30,930	30,917

Total available-for-sale securities	$621,601	$620,696

Information relating to sales of available-for-sale securities for the three years ended December 31 is as follows:

	2003	2002	2001

Proceeds from sales of available-for-sale securities	$78,036	$253,852	$76,420

Gross realized gains	$4,852	$2,120	$724
Gross realized losses	(268)	(1,528)	(82)

Net gains on sales	$4,584	$592	$642

At December 31, 2003 and 2002, securities with a carrying value of $486,706 and $364,973, respectively, were pledged to secure repurchase agreements, deposits of public funds and for other purposes.

7. Loans

Loans consist of the following:

December 31	2003	2002

Commercial	$631,170	$542,691
Consumer	399,137	322,841
Real estate mortgage	273,422	249,946
Real estate construction	46,091	52,313

Total	$1,349,820	$1,167,791

The Bank also has granted loans to officers and directors of both the Corporation and the Bank and their associates (“Related Party Loans”). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amounts of these loans were $10,009 and $8,841 at December 31, 2003 and 2002, respectively. New loans and advances totaled $12,118 and payments were $10,950 in 2003. During 2003, the Bank leased one of its banking centers from a partnership that is 50% owned by a director emeritus of the Corporation. The fair market annual rental rate on the lease totals $40 and expires in 2004. Additionally in 2003, the Bank received rent from a foundation that has a director as a trustee totaling $17 and a current director’s law firm totaling $81. Corporate vendor payments to that same law firm in 2003 totaled $90.

8. Asset Quality

Allowance for Loan Losses

Changes in the allowance for loan losses for each of the last three years ended December 31 were as follows:

	2003	2002	2001

Balance at beginning of year	$17,595	$16,695	$15,217
Charge-offs	(6,962)	(6,584)	(6,471)
Recoveries	631	1,325	1,353

Net charge-offs	(6,331)	(5,259)	(5,118)
Provision for loan losses	7,610	6,159	4,718
Acquired provision balances	—	—	1,878

Balance at end of year	$18,874	$17,595	$16,695

Allowance for loan losses as a percent of total loans	1.40%	1.51%	1.49%

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

December 31	2003	2002

Non-accrual loans	$13,349	$13,123
Past-due loans	8,878	5,692
Restructured loans	1,017	378

Total	$23,244	$19,193

Percent of total loans at year end	1.72%	1.64%
Other real estate owned (net of reserve)	$713	$1,371

Interest income that would have been earned under the original terms of the loans classified in non-accrual and restructured loans in the above schedule amounted to $1,325 and $1,229 in 2003 and 2002, respectively. No interest income was realized on these loans for 2003 or 2002, respectively. Loans that were considered to be impaired under SFAS No. 114 totaled $13,349 and $13,123 as of December 31, 2003 and 2002, respectively, all of which were included in non-performing assets as of those dates. The average balance of impaired loans was $12,600 in 2003 and $8,114 in 2002. The related allowance allocated to impaired loans for 2003 and 2002 was $3,633 and $3,829, respectively.

9.     Significant Concentration of Credit Risk

Most of the Bank’s business activity is with customers located within the state of Ohio. As of December 31, 2003, the Bank had a concentration in commercial real estate loans totaling approximately $420,709, approximately 75.0% of which were owner-occupied businesses, including restaurants and nursing homes within the Bank’s market area. Of the $420,709 of commercial real estate loans, $3,166 or 0.75% were on non-accrual status as of December 31, 2003.

10.     Fair Values of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Corporation disclose estimated fair values for its financial instruments. The market value of securities, as presented in Note 6, is based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are Management’s estimates of the values at which the instruments could be exchanged in a transaction between willing parties. In accordance with SFAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments. SFAS No. 107 also excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Corporation.

The following table presents the estimates of fair value of financial instruments:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$47,302	$47,302	$122,271	$122,271
Securities	620,696	620,696	523,669	523,669
Loans	1,349,820	1,341,385	1,167,791	1,166,701
Allowance for loan losses	(18,874)	—	(17,595)	—
Servicing assets	20,936	21,316	12,403	12,403
Servicing asset derivatives	492	492	375	375
Liabilities:
Demand deposits-non-interest bearing	170,176	170,176	179,714	179,714
Demand deposits-interest bearing	142,709	142,709	103,583	103,583
Savings deposits	346,851	346,851	405,437	405,437
Time deposits	555,606	564,146	506,378	518,121
Federal funds purchased and securities sold under agreements to repurchase	216,761	216,761	138,796	138,796
Note payable	7,750	7,750	7,000	7,000
Other borrowed funds	1,301	1,301	3,863	3,863
FHLB advances	492,299	522,401	365,844	405,984
Other long-term debt	31,537	32,886	30,495	35,389
Interest rate swap liability	408	408	258	258

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

Servicing Asset Derivatives

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

FHLB Advances

The fair value for the FHLB advances was determined using payoff quotations from the FHLB and discounted cash flow calculations.

Other Long-term Debt

The fair value for the other long-term debt was based on market prices of comparable instruments.

Interest Rate Swap Liability

The fair value represents the estimated amounts the Corporation would receive or pay to terminate the contracts, taking into account current interest rates.

11.     Premises and Equipment

The following is a summary of bank premises and equipment accounts as of December 31:

	2003	2002

Land and buildings	$7,649	$7,993
Leasehold improvements	11,351	9,558
Furniture and equipment	31,701	28,923

	50,701	46,474
Less:
Accumulated depreciation and amortization	31,688	29,842

Total	$19,013	$16,632

12. Goodwill and Intangible Assets

The carrying amount for goodwill and intangible assets as of December 31 is as follows:

	2003	2002

Goodwill	$16,700	$16,708
Core deposit intangible	2,480	2,764
Customer list intangible	867	950

Total	$20,047	$20,422

Core deposit intangible accumulated amortization as of December 31, 2003 and 2002 is $7,311 and $6,871, respectively. Core deposit intangible amortization expense for 2003 and 2002 was $439 and $447, respectively. Amortization expense for the customer list intangible was $83 in 2003 and $28 in 2002.

Future core deposit intangible and customer list intangible amortization expense is as follows for the years ended December 31:

	Core Deposit Intangible	Customer List Intangible

2004	$372	$79
2005	366	74
2006	362	70
2007	358	67
2008	369	63

The changes to the carrying amount of goodwill are as follows:

	2003	2002

Balance at January 1	$16,708	$14,645
Goodwill acquired during the year	54	1,319
Adjustments for specific identification	—	744
Impairment (sale of banking centers)	(62)	—

Balance at December 31	$16,700	$16,708

As of December 31, 2003, goodwill was allocated to the Corporation’s lines of business as follows: Mortgage $0; Commercial $11,763; Retail $3,618; Parent and other $1,319.

13. Servicing Assets

Servicing assets consisted of the following as of December 31:

	2003	2002

Mortgage servicing assets	$20,512	$11,967
Other servicing assets	424	436

Total	$20,936	$12,403

At December 31, 2003, 2002 and 2001, the Corporation serviced mortgage loans for others totaling $1,750,733, $1,319,645 and $812,774, respectively. Following is an analysis of the activity for capitalized mortgage loan servicing assets during the years ended December 31:

	2003	2002	2001

Balance at January 1	$11,967	$8,313	$4,065
Additions	14,447	11,342	6,270
Amortizations	(7,302)	(4,704)	(1,212)
Change in valuation allowance	1,400	(2,984)	(810)

Balance at December 31	$20,512	$11,967	$8,313

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future cash flows, taking into consideration several different variables including discount rate, investor type, product type, interest rate, escrow balances, delinquencies, servicing fees and costs and prepayment speeds. The expected and actual rate of mortgage loan prepayments is the most significant factor affecting the value of mortgage servicing assets. The risk characteristics used to stratify the recognized servicing assets include method of origination and interest rate. The fair value of the servicing assets was $20,892, $11,967 and $8,844 as of December 31, 2003, 2002 and 2001, respectively. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing assets for the years ended December 31:

	2003	2002	2001

Balance at January 1	$3,794	$810	$—
Additions	4,251	2,984	810
Reductions	(5,651)	—	—

Balance at December 31	$2,394	$3,794	$810

The Corporation utilized interest rate derivatives to mitigate the risk of changes in the valuation of mortgage servicing assets. The fair value of the derivatives was $492 and $375 as of December 31, 2003 and 2002, respectively. Changes in market value of derivatives included in mortgage banking revenue were $(2,753), $567 and $0 in 2003, 2002 and 2001, respectively.

At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of mortgage servicing assets to immediate 10% and 20% adverse changes in those assumptions are presented in the table that follows. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing assets is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment rate estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Fair value	$20,892
Expected weighted average life (in years)	4.8
Prepayment rate (annual PSA)	257
Decrease in fair value from 10% adverse change	$981
Decrease in fair value from 20% adverse change	$1,881
Discount rate	9.01%
Decrease in fair value from 10% adverse change	$628
Decrease in fair value from 20% adverse change	$1,223

The Corporation also services Small Business Administration (SBA) loans for others totaling $16,862 and $16,414 as of December 31, 2003 and 2002, respectively. Amounts capitalized as originated servicing assets were $131, $185, and $144 in 2003, 2002 and 2001, respectively. Capitalized servicing assets amortized were $143, $157 and $108 in 2003, 2002 and 2001, respectively.

14. Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

The Corporation has the availability to borrow $73 million from correspondent banks as overnight federal funds purchased. Federal funds purchased as of December 31, 2003 totaled $51.5 million. There were no federal funds purchased as of December 31, 2002. The Corporation has repurchase agreements with corporate customers and local municipalities. These borrowings have an overnight maturity and are collateralized with U.S. Treasury and government agency securities, including agency-issued mortgage-backed securities with a market value of $188,953 and $161,998 as of December 31, 2003 and 2002, respectively. The securities are held in the Corporation’s safekeeping account at the Federal Reserve Bank. Although there were no repurchase agreements with approved brokers outstanding at December 31, 2003, the Corporation previously maintained such balances, which were collateralized by U.S. Treasury and government agency securities held by the broker. The following table summarizes certain information relative to these borrowings:

	2003	2002

Outstanding at December 31	$216,761	$138,796
Weighted-average interest rate at December 31	1.18%	1.56%
Maximum amount outstanding as of any month end	$251,404	$178,536
Average amount outstanding	$195,620	$134,374
Approximate weighted-average interest rate during the year	1.26%	1.84%

15. Notes Payable

As of December 31, 2003, the Corporation had $20 million in unsecured lines of credit with two correspondent banks. The lines are renewable annually and bear interest at a floating rate based on several indices including LIBOR, federal funds or prime rate. As of December 31, 2003 and 2002, respectively, the Corporation had $7.75 million and $7 million in outstanding notes payable to a correspondent bank.

16. Other Borrowed Funds and Federal Home Loan Bank Advances

The Corporation has a Treasury Note Option Agreement with the Federal Government, which allows the

Corporation to hold funds deposited by customers for treasury and tax payments to the Government up to a self-imposed limit of $6,000. Federal Home Loan Bank (FHLB) advances are primarily collateralized by all shares of FHLB stock and a portion of the Corporation’s qualified mortgage loan portfolio, and are used to fund mortgage loan originations of the Corporation and as a regular funding source. As of December 31, 2003, the book value of pledged collateral totaled $649 million and consisted of $350 million in residential mortgage loans, $69 million in home equity loans, $43 million in junior lien installment loans and $187 million in various securities. As of December 31, 2002, the book value of pledged collateral was $506 million and consisted of $331 million in residential mortgage loans, $55 million in home equity loans, $35 million in junior lien installment loans and $85 million in various securities. The detail of these borrowings on December 31, 2003 and 2002 is as follows:

	Current Interest	Balance
Description	Rates	2003	2002

Other borrowed funds	0.73%	$1,301	$3,863
Fixed rate FHLB advances with monthly principal and interest payments
Advances with contractual maturities within one year	4.29%	$8,000	$10,000
Fixed rate FHLB advances with monthly principal and interest payments
Advances with contractual maturities over one year until 2013	1.76% to 6.87%	$362,299	$348,844
Variable rate FHLB advances with monthly interest payments
Advances with contractual maturities within one year	1.04% to 1.07%	$115,000	$—
Advance with contractual maturity due in 2005	1.06%	$7,000	$7,000

The Bank has a number of FHLB advances with fixed rates that have a convertible date prior to their contractual maturity date. In an increasing rate environment, these advances may be subject to their convertible date.

The table below provides a maturity distribution for the Corporation’s $523,836 long-term debt, which includes the FHLB advances and the debentures owed to the unconsolidated subsidiary trust discussed in Note 17:

2004	$123,000
2005	7,000
2006	5,000
2007	45,663
2008	21,000
Thereafter	322,173

17.     Junior Subordinated Debentures Owed to Unconsolidated Subsidiary trust and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Debentures of the Corporation

The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of a subsidiary trust hold solely junior subordinated debt securities of the Corporation (the “debentures”). The capital securities were issued in 2001 by a statutory business trust, Second Bancorp Capital Trust I, of which 100% of the common equity is owned by the Corporation. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a per annum rate of 9%, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures are first redeemable, in whole or in part, by the Corporation on December 31, 2006 and mature on December 31, 2031.

At December 31, 2003, as a result of applying the provisions of FIN 46, which represents new accounting guidance governing when an equity interest should be consolidated, the Corporation was required to deconsolidate the subsidiary trust from its financial statements. The deconsolidation of the net assets and results of operations of the trust had virtually no impact on the Corporation’s financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the trust and guarantees repayment of the capital securities issued by the trust. The consolidated debt obligation related to the trust increased from $30,495 million to $31,537 million upon deconsolidation with the difference representing the Corporation’s common ownership interest in the trust.

The capital securities held by the trust continue to qualify as Tier I capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trust will affect the qualification of the capital securities as Tier I capital. If in the future it is determined that the capital securities can no longer qualify as Tier I capital, the effect of such a change would reduce the Tier I capital ratios by approximately 2.1% and the leverage ratios by approximately 1.5%.

18. Shareholders’ Equity

In 2000, the Board of Directors authorized the repurchase of up to 2% of shares outstanding annually. Additionally, in 2000 and 2002, the Board of Directors authorized the repurchase of an additional 600,000 and 500,000 shares, respectively. The following table depicts treasury repurchase activity for the past three years:

Number of Shares

Balance 12/31/00	730,200
Repurchased 2001	153,294

Balance 12/31/01	883,494
Repurchased 2002	395,515

Balance 12/31/02	1,279,009
Net repurchased 2003	241,080

Balance 12/31/03	1,520,089

Regulatory Restrictions and Capital Ratios

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net profits from the preceding two years. As of December 31, 2003, the Bank had retained earnings of $96,351, of which $7,475 was available for distribution to the Corporation as dividends without prior regulatory approval. Regulatory approval was received in 2002 to provide a $21 million special dividend that was utilized to facilitate a capital conversion at the subsidiary Bank level.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As discussed in Note 17, the capital securities held by Second Bancorp Capital Trust I qualify as Tier I capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of Fin 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trust will affect the qualification of the capital securities as Tier I capital. If in the future it is determined that the capital securities can no longer qualify as Tier I capital, the effect of such a change would reduce the Tier I capital ratios by approximately 2.1% and the leverage ratios by approximately 1.5%.

As of December 31, 2003 and 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the Bank’s category.

The consolidated Corporation’s and the subsidiary Bank’s actual capital amounts and ratios are presented in the table.

						To Be Well-Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2003:
Total capital (to risk-weighted assets):
Second Bancorp	$164,607	11.4%	≥$	115,122	≥8.0%		N/A	N/A
Second National Bank	169,089	11.8		≥115,041	≥8.0	≥$	143,801	≥10.0%
Tier I capital (to risk-weighted assets):
Second Bancorp	146,608	10.2		≥57,561	≥4.0		N/A	N/A
Second National Bank	151,103	10.5		≥57,520	≥4.0		≥86,280	≥6.0
Tier I leverage:
Second Bancorp	146,608	7.1		≥82,833	≥4.0		N/A	N/A
Second National Bank	151,103	7.3		≥82,774	≥4.0		≥103,468	≥5.0
As of December 31, 2002:
Total capital (to risk-weighted assets):
Second Bancorp	$154,464	12.2%	≥$	101,689	≥8.0%		N/A	N/A
Second National Bank	159,419	12.7		≥100,299	≥8.0	≥$	125,375	≥10.0%
Tier I capital (to risk-weighted assets):
Second Bancorp	138,554	10.9		≥50,845	≥4.0		N/A	N/A
Second National Bank	143,723	11.5		≥50,150	≥4.0		≥75,224	≥6.0
Tier I leverage:
Second Bancorp	138,554	7.7		≥72,164	≥4.0		N/A	N/A
Second National Bank	143,723	8.2		≥70,235	≥4.0		≥87,794	≥5.0

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001

Numerator for basic and diluted earnings per share:
Net income	$23,155	$18,000	$17,080

Denominator:
Denominator for basic earnings per share-weighted average shares	9,512,324	9,905,832	10,013,068
Effect of dilutive securities:
Employee stock options	111,064	134,169	66,937

Denominator for diluted earnings per share - adjusted weighted average shares	9,623,388	10,040,001	10,080,005

Basic earnings per share	$2.43	$1.82	$1.71

Diluted earnings per share	$2.41	$1.79	$1.69

Excluding the effect of the accounting change associated with the transition adjustment related to the adoption of SFAS No. 133, net income in 2001 was $17,181 resulting in basic and diluted earnings per share of $1.72 and $1.70, respectively.

20. Federal Income Taxes

The Corporation’s federal income tax provision in the accompanying statements of income differs from the statutory rate as follows:

	2003	2002	2001

Statutory rate	35%	35%	35%
Income before federal income taxes (1)	$32,065	$24,230	$23,061
Tax at statutory rate	$11,223	$8,481	$8,071
Non-taxable interest	(1,285)	(1,350)	(1,480)
Increase in cash surrender value – life insurance	(582)	(573)	(545)
Disallowed interest expense	133	163	245
Other items, net	(579)	(491)	(411)

	$8,910	$6,230	$5,880

(1)	Excludes the cumulative effect adjustment of accounting change for SFAS No. 133 for 2001. The pre-tax amount was $(155) with a tax benefit of $54.

Significant components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002

Deferred tax assets:
Provision for loan losses	$6,525	$6,017
Non-accrual interest	947	633
Valuation allowance mortgage servicing assets	838	1,328
Banking center reconfiguration expense	649	719
SFAS No. 115 adjustment	317	—
Other	498	1,439

Total deferred tax assets	9,774	10,136
Deferred tax liabilities:
Capitalized mortgage servicing assets	7,924	5,358
SFAS No. 115 adjustment	—	4,209
FHLB dividends	2,928	2,619
Pension expense	1,187	—
Goodwill and intangible amortization	555	693
Other	1,351	524

Total deferred tax liabilities	13,945	13,403

Net deferred tax liability	$(4,171)	$(3,267)

21. Employee Benefit Plans

The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. The benefits are based on a percentage of the employee’s average annual earnings multiplied by completed years of continuous service. The Corporation’s funding policy is to contribute annually an amount between the minimum required and the maximum amount that can be deducted for federal income tax purposes. The Corporation expects to contribute $0 to the plan during 2004. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation also has supplemental retirement deferred benefit plans for certain employees, which provide benefits in excess of the defined benefit plan. The Corporation uses a December 31 measurement date for its plans.

Obligations and Funded Status	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$13,701	$10,762
Service cost	1,381	901
Interest cost	996	802
Amendments	707	—
Actuarial loss	2,100	1,582
Disbursements	(366)	(346)

Benefit obligation at end of year	$18,519	$13,701

Change in plan assets:
Fair value of plan assets at beginning of year	$8,343	$9,593
Actual return on plan assets	934	(990)
Employer contribution	6,186	86
Disbursements	(366)	(346)

Fair value of plan assets at end of year	$15,097	$8,343

Reconciliation of funded status:
Funded status	$(3,422)	$(5,358)
Unrecognized net actuarial loss	6,130	3,989
Unrecognized prior service cost	720	14
Unrecognized initial net obligation	—	(6)

Net amount recognized	$3,428	$(1,361)

Amounts recognized in the statement of financial position:
Prepaid pension cost	$4,367	$—
Accrued pension liability	(1,165)	(3,021)
Accumulated other comprehensive income	226	1,660

Net amount recognized	$3,428	$(1,361)

Accumulated benefit obligation	$15,668	$11,321

Components of net periodic benefit cost	2003	2002	2001

Service cost	$1,381	$901	$727
Interest cost	996	802	694
Expected return on plan assets	(1,051)	(1,076)	(1,008)
Amortization of prior service cost	1	1	6
Amortization of initial net asset	(6)	(22)	(21)
Recognized net actuarial loss (gain)	76	10	(109)
Net periodic benefit cost	$1,397	$616	$289

Additional information	2003	2002

Increase in minimum liability included in other comprehensive income	$30	$1,502

Assumptions	2003	2002

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.25%	6.75%
Rate of compensation increase	Age-graded	Age-graded
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.75%	6.75%
Expected return on plan assets	8.75%	9.75%
Rate of compensation increase	Age-graded	Age-graded

The expected return on plan assets is derived from expected long-term performance of each major asset investment category. The returns are validated by a retrospective computation of actual long-term returns on plan assets.

Plan Assets

The Corporation’s pension plan weighted average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	2003	2002

Equity securities	39%	43%
Debt securities	16	27
Real estate	—	—
Other	45	30

Total	100%	100%

Equity securities include the Corporation’s common stock in the amounts of $442 (2.9% of total plan assets) and $444 (5.3% of total plan assets) at December 31, 2003 and 2002, respectively. Other plan assets include temporary investments and cash.

Plan assets are managed with those assets being balanced between stocks, fixed-income and cash equivalents. Typical asset allocation is 60% equity and 40% fixed income and cash. A $6,100 contribution in fourth quarter 2003 plus several bond calls temporarily elevated the cash allocation. It is being gradually reduced and reallocated as market opportunities permit. Equities are broadly diversified among 10 industry groups in the S & P 500. The objective is to achieve long-term total return relative to the S & P 500 commensurate with risk. Fixed-income assets are to be diversified among issuers as well as to the length of maturities. Bonds should be rated “A” or better at the time of purchase.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the nonqualified pension plan with accumulated benefit obligations in excess of plan assets were $17,372, $14,649 and $15,097, respectively, as of December 31, 2003, and $12,741, $10,465 and $8,343, respectively, as of December 31, 2002. The actual return on plan assets in 2003 represented a 11.2% increase in the fair value of plan assets.

The Corporation also maintains two nonqualified supplemental retirement plans for certain key employees. The plans’ benefits are unfunded and any payments to the plan participants are made by the Corporation. The projected benefit obligation, accumulated benefit obligations and fair value of plan assets for the nonqualified pension plan with accumulated benefits obligations in excess of plan assets were $1,146, $1,019, and $0, respectively, as of December 31, 2003, and $960, $856, and $0, respectively, as of December 31, 2002. For the years ended December 31, 2003, 2002 and 2001, expenses related to these plans were $86, $149 and $95, respectively.

The Bank also sponsors a defined contribution benefit plan covering substantially all eligible employees of the Bank. The Bank voluntarily contributes 75% of the participants’ contribution to a maximum of 4.5% of the participants’ compensation. Participants, at their discretion, may invest in several investment funds or a stock fund consisting solely of the Corporation’s common stock. The Bank’s contribution is initially limited to the stock fund; however participants may choose to reallocate the investments at any time. Contributions in 2003, 2002 and 2001 were $691, $626 and $524, respectively. The Board of Directors of the Corporation has authorized the issuance of 99,000 shares of the Corporation’s common stock for use in the Bank’s defined contribution benefit plan. As of December 31, 2003, none of the shares authorized have been issued.

22. Stock Options and Awards

Stock Options

The Corporation maintains incentive and non-qualified stock option plans that allow for stock based awards to eligible employees and directors. Through February 1998, the Corporation issued incentive stock options that were exercisable in one year after issuance and expire after ten years. The maximum annual grant was 7,500 shares per employee. The plan was terminated in May 1998 when the non-qualified stock option plan was approved. In 1998, the non-qualified plan authorized 650,000 shares of common stock to be reserved and subject to issuance. In April 2002, the plan was amended with shareholder approval to increase by 450,000 the number of authorized shares. Until January 2001, the maximum annual grant was 10,000 shares per employee and 1,000 shares per director. After this date, the awards had no maximum. The options granted under the non-qualified plan are exercisable one year after issuance and expire after ten years.

In April 2003, an Equity Ownership Plan was approved by shareholders. The plan replaced both the non-qualified plan and the restricted stock plan. The plan allows for the granting of a variety of awards including incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred issuance performance shares, phantom shares and stock awards. The maximum number of shares that can be granted under the plan is 1,000,000. There were 223,360 shares issued during 2003 under the plan (165,000 non-qualified stock options, 14,360 restricted shares and 44,000 deferred issuance performance shares). Of the 165,000 non-qualified stock options granted in 2003, 156,000 vest in one year and expire in 10 years, 4,500 vest in 18 months and expire in 10 years and 4,500 vest in 36 months and expire in 10 years.

The weighted-average fair value of the options granted during 2003, 2002 and 2001 was $5.41, $5.38 and $3.85, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	3.0%	3.0%	4.0%
Dividend yield	3.0%-3.25%	3.0%	3.0%
Volatility factor of expected market price of Corporations common stock	.289-.290	.289	.302
Weighted-average expected life	6 years	6 years	6 years

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

A summary of stock option activity is as follows:

	Number of Shares	Option Price Per Share	Total

Outstanding at December 31, 2000	396,200	$7.33-$25.44	$7,690
Granted	197,500	14.44-20.19	2,943
Forfeited	(5,500)	22.13-25.44	(125)
Exercised	(47,500)	7.33-13.66	(540)

Outstanding at December 31, 2001	540,700	10.58-25.44	9,968
Granted	167,000	23.27-26.32	3,928
Exercised	(127,300)	10.56-22.72	(1,795)

Outstanding at December 31, 2002	580,400	13.44-26.32	12,101
Granted	165,000	22.90-25.15	4,012
Forfeited	(5,000)	14.88-26.32	(108)
Exercised	(54,700)	13.44-23.27	(1,077)

Outstanding at December 31, 2003	685,700	$13.44-$26.32	$14,928

Exercisable at December 31, 2003	520,700	$13.44-$26.32	$10,916

Information about stock options outstanding at December 31, 2003 follows:

		Weighted-			Weighted
		Average	Weighted-Average		Average
Range of Exercise		Exercise	Remaining Contractual		Exercise
Prices	Outstanding	Price	Life (in years)	Exercisable	Price

$13.44-$14.99	141,500	$14.24	6.8	141,500	$14.24
19.00-22.99	140,100	22.32	5.6	127,100	22.27
23.00-26.32	404,100	24.21	7.7	252,100	24.08

Total	685,700	$21.77	7.1	520,700	$20.96

Restricted Stock Awards

Until April 2003, the Corporation utilized a restricted stock plan that provided for the issuance of up to 50,000 shares of common stock to key employees. In April 2003, the shareholders approved an Equity Ownership Plan that replaced the restricted stock plan but allowed for the issuance of restricted shares. The restriction expires after five years and the Corporation recognizes expense over the restricted period. Compensation expense recognized in 2003, 2002 and 2001 totaled $156, $104 and $72, respectively.

A summary of restricted stock activity is as follows:

	Number of Shares	Price Per Share	Value

Outstanding at December 31, 2001	21,460	$16.38-$32.63	$399
Granted	6,120	20.56-27.10	150

Outstanding at December 31, 2002	27,580	16.38-32.63	549
Granted	14,360	22.90-25.15	359
Vested	(1,050)	16.38-32.63	(29)
Forfeited	(500)	23.26	(12)

Outstanding at December 31, 2003	40,390	$16.38-$27.10	$867

Deferred Issuance Performance Shares

Performance shares are shares of Corporation common stock that are earned over a stated period of time upon the attainment or fulfillment of predetermined performance goals.

There were 44,000 performance shares awarded in 2003 of which 22,000 shares related to the attainment of performance goals for 2003 and another 22,000 shares related to performance goals for 2005. The 2003 goals were not attained and the 22,000 shares relating to 2003 were forfeited.

23. Parent Company

Condensed financial information of Second Bancorp Incorporated (Parent Company only) is as follows:

Condensed Balance Sheets

December 31	2003	2002

Assets:
Cash	$2,385	$486
Available-for-sale securities	450	1,011
Loans	—	557
Investment in and advances to subsidiaries, at equity in underlying value of their net assets	171,773	172,142
Fixed assets	2	3
Other assets	3,677	2,886

Total assets	$178,287	$177,085

Liabilities and Shareholders’ Equity:
Accrued and other liabilities	$1,984	$2,266
Note payable	7,750	7,000
Subordinated debentures	31,537	31,485
Shareholders’ Equity:
Common stock, no par value; 30,000,000 shares authorized; 10,991,460 and 11,041,263 shares issued, respectively	42,973	41,763
Treasury stock; 1,520,089, and 1,279,009 shares, respectively	(36,173)	(27,180)
Accumulated other comprehensive (loss) income	(834)	6,656
Retained earnings	131,050	115,095

Total liabilities and shareholders’ equity	$178,287	$177,085

Condensed Statements of Income

Years ended December 31	2003	2002	2001

Income:
Cash dividends from subsidiaries	$17,730	$30,790	$8,150
Interest income	73	99	161
Trading account losses	—	—	(10)
Gains (losses) on sale of securities	216	(56)	37
Other income	435	169	—

Total income	18,454	31,002	8,338
Expenses:
Interest expense	3,235	3,060	796
Merger costs	—	134	305
Other expenses	1,544	966	962

Total expenses	4,779	4,160	2,063
Income before income taxes and equity in undistributed earnings of subsidiaries	13,675	26,842	6,275
Income tax benefit	1,400	1,403	739

Income before and equity in undistributed earnings of subsidiaries	15,075	28,245	7,014
Equity in undistributed income (loss) of subsidiaries	8,080	(10,245)	10,066

Net income	$23,155	$18,000	$17,080

Condensed Statements of Cash Flows

Years ended December 31	2003	2002	2001

Operating Activities:
Net income	$23,155	$18,000	$17,080
Less: Equity in undistributed net (income) loss of subsidiary	(8,080)	10,245	(10,066)
Depreciation	1	1	2
Net decrease (increase) in trading account securities	—	—	328
(Gain) loss on sale of securities	(216)	55	(37)
Donation of securities to foundation	—	75	—
Gain on disposal of loans, equipment and other assets	(435)	(169)	—
Amortization of debt issuance costs	52	53	13
Impairment loss on security	44	—	—
Other (net)	(72)	(128)	(25)

Cash provided by operations	14,449	28,132	7,295

Investing Activities:
Sale of loan	979	—	—
Net decrease in loans	13	29	26
Sale of securities	799	—	417
Purchase of securities	(97)	(55)	—
Acquisition of subsidiaries	—	(1,979)	(26,926)
Investment in subsidiaries	(11)	(21,000)	(990)
Sale of other assets	—	319	—

Cash provided by (used by) investing activities	1,683	(22,686)	(27,473)

Financing Activities:
Issuance of note payable	750	7,000	—
Repayment of note payable	—	—	(1,000)
Issuance of subordinated debentures to non- bank subsidiary	—	—	31,419
Net issuance of common stock	1,210	4,310	518
Purchase of treasury stock	(8,993)	(10,382)	(2,851)
Payment of dividend	(7,200)	(7,115)	(6,798)

Cash (used by) provided by financing activities	(14,233)	(6,187)	21,288

Increase (decrease) in cash	1,899	(741)	1,110
Cash at beginning of year	486	1,227	117

Cash at end of year	$2,385	$486	$1,227

24. Derivative Instruments

The Corporation uses derivative instruments primarily to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units. An underlying represents a variable, such as an interest rate or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

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

On January 1, 2001, the Corporation adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires all derivative instruments to be carried at fair value on the balance sheet. As a result of adopting the new standard, the Corporation recorded amounts establishing the fair values of the derivatives and hedged items on the balance sheet. A pre-tax transition loss of $155, or $101 after tax, was recorded in the income statement net of tax as a cumulative effect of accounting change to establish the fair value hedge relationships. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be reported in the financial statements. In order to reduce the earnings volatility that would result from having to recognize in earnings the fair value of certain derivative instruments used to hedge risks associated with financial instruments carried at fair value, SFAS No. 133 provides special hedge accounting provisions. The provisions permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivatives in interest income on commercial loans and interest expense on FHLB advances. The Corporation usually designates derivative instruments used to manage interest rate risk into SFAS No. 133 hedge relationships with specific assets, liabilities or cash flows being hedged.

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

Fair Value Hedges

During 2003, the Corporation utilized pay-fixed interest rate swaps for commercial loans for changes in interest rates. The swaps have a $1.9 million notional amount with a $(85) fair market value as of December 31, 2003 with no net ineffectiveness hedge gain or loss. As of December 31, 2002, the swap had a fair market value of $(258). Previously, the Corporation utilized interest rate caps to mitigate the risk of increased borrowing costs associated with convertible features of certain FHLB advances. The caps were terminated during 2001 with no impact on future year’s earning and $72 in expense recognized in 2001.

Cash Flow Hedges

During 2003 and 2001, the Corporation hedged cash flow variability related to floating rate loans. In 2003 and 2001, the Corporation used interest rate swaps and interest rate floors, respectively to mitigate the risk of a decline in interest receipts on floating rate loans due to a decline in the Bank’s prime rate. In 2003, the Corporation recognized $615 in income from the effectiveness of the $100 million notional interest rate swaps. During 2001, the Corporation recognized $217 in income from the effectiveness of the floors with an additional $390 to be amortized into income over the remaining term of the floors, which was generated when the floors were terminated during 2001.

Other Derivatives

During 2003, the Corporation utilized a variety of derivative instruments, including forward purchase commitments for mortgage and treasury securities (“to be announced or TBA securities”), options on those securities, interest rate swaps and swaptions, to mitigate the risk of changes in the valuation of mortgage servicing assets. During 2003, the Corporation recognized $2,694 in losses from the derivatives. At December 31, 2003, the Corporation had derivatives with $410,000 in notional value and a value of $492. During 2002, the Corporation utilized interest rate floors to mitigate the risk of changes in the valuation of mortgage servicing assets. At December 31, 2002, the floors had a fair value of $375 based on a $300 million notional value and a remaining life of 1.9 years. The Corporation also recognized $58 loss from the floors in 2003. The Corporation also has ineffective pay-fixed interest rate swaps with a notional value of $2.2 million for commercial loans changes in interest rates. The Corporation recognized $32 in income from these swaps in 2003.

25. Commitments and Contingent Liabilities

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

The Bank’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows:

	2003	2002

Commercial	$158,240	$162,892
Real Estate	34,376	32,231
Consumer	88,243	68,967
Standby Letters of Credit	22,425	18,020

Total	$303,284	$282,110

The Corporation also enters into mortgage loan interest rate lock commitments related to loans held for sale in connection with residential mortgage loan applications. At December 31, 2003 and 2002, the Corporation had approximately $80 million and $220 million of these commitments outstanding, respectively. Refer to the section entitled Loan Commitments within Note 3, Recent Accounting Pronouncements, for further discussion.

Lease Agreements

The Bank has entered into lease agreements covering its main office, several branch locations and equipment for various periods through 2014, with options to renew. Also, the Bank has the option to purchase the main office facility before two optional periods at the fair market value in existence at that time.

Future minimum commitments under non-cancelable operating leases are as follows:

2004	$2,589
2005	2,553
2006	2,416
2007	2,225
2008	1,414
Thereafter	5,857

Included in the schedule above are costs totaling $197, $155, $155, $155, $155 and $596, respectively, for the years shown that were expensed in 2002, due to the banking center reconfiguration strategy that included closure and consolidation of several facilities.

Rentals under operating leases and data processing costs amounted to $3,593, $3,362 and $3,214 in 2003, 2002 and 2001, respectively.

Low Income Housing Project

In 1993, the Bank began investing in low-income housing tax credit projects designed to provide affordable housing for Ohio communities. The Bank has invested $2,317 to date and is realizing tax credits and tax savings from the investments. The Bank is committed to invest another $4,683 to the fund over the next several years.

Commitments

The following table details the amounts and expected maturities of significant commitments as of December 31, 2003.

Amount of commitment
Expiration by period	1 year or Less	1-3 Years	3-5 Years	Over 5 Years	Total

Commitments to lend-commercial	$126,753	$29,788	$1,699	$—	$158,240
Commitments to lend-residential real estate	34,376	—	—	—	34,376
Commitments to lend-consumer	88,243	—	—	—	88,243
Standby letters of credit	16,914	64	5,185	262	22,425

Total	$266,286	$29,852	$6,884	$262	$303,284

There are no recourse provisions with third parties or balances recorded for the standby letters of credit at December 31, 2003.

26. Line of Business Reporting

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

Parent and other are primarily comprised of the results of the investment funding activities, inter-segment revenue (expense) eliminations and unallocated corporate income and expense. Operating results of the business units are discussed in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Selected financial information by line of business is included in the table below:

				Parent
Year Ended December 31, 2003	Mortgage	Commercial	Retail	And Other	Consolidated

Interest income	$18,319	$29,691	$25,974	$26,962	$100,946
Interest expense	—	—	(18,310)	(28,381)	(46,691)
Transfer pricing	(11,023)	(12,695)	24,931	(1,213)	—
Loan fees	530	899	221	(34)	1,616

Net interest margin	7,826	17,895	32,816	(2,666)	55,871
Provision for loan losses	(114)	(4,812)	(2,684)	—	(7,610)
Non-interest income	13,318	2,020	14,511	8,718	38,567
Non-interest expense-direct	(5,931)	(6,400)	(17,357)	(25,075)	(54,763)

Direct contribution	15,099	8,703	27,286	(19,023)	32,065
Allocations	(2,939)	(749)	(12,692)	16,380	—

Income before taxes	12,160	7,954	14,594	(2,643)	32,065
Income taxes	—	—	—	8,910	8,910

Net income	$12,160	$7,954	$14,594	$(11,553)	$23,155

Average assets	$322,843	$527,023	$413,563	$706,241	$1,969,670

				Parent
Year Ended December 31, 2002	Mortgage	Commercial	Retail	And Other	Consolidated

Interest income	$19,770	$31,645	$27,116	$26,797	$105,328
Interest expense	—	—	(30,028)	(20,784)	(50,812)
Transfer pricing	(14,053)	(17,970)	32,111	(88)	—
Loan fees	175	1,347	458	(36)	1,944

Net interest margin	5,892	15,022	29,657	5,889	56,460
Provision for loan losses	(345)	(2,560)	(3,254)	—	(6,159)
Non-interest income	6,481	1,749	9,095	6,100	23,425
Non-interest expense-direct	(3,138)	(4,218)	(17,419)	(24,721)	(49,496)

Direct contribution	8,890	9,993	18,079	(12,732)	24,230
Allocations	(2,633)	(742)	(16,352)	19,727	—

Income before taxes	6,257	9,251	1,727	6,995	24,230
Income taxes	—	—	—	(6,230)	(6,230)

Net income	$6,257	$9,251	$1,727	$765	$18,000

Average assets	$302,551	$470,144	$368,990	$612,471	$1,754,156

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Second Bancorp Incorporated:

We have audited the accompanying consolidated balance sheets of Second Bancorp Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Bancorp Incorporated and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Cleveland, Ohio
February 6, 2004

REPORT OF MANAGEMENT

Financial Statements

Management of The Second National Bank of Warren (the Bank) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2003 and the year then ended (as included in the 2003 consolidated financial statements of Second Bancorp Incorporated and the Bank’s December 31, 2003 Call Report). The financial statements of the Bank have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include some amounts that are based on judgments and estimates of Management.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to the Bank’s financial statements presented in conformity with accounting principles generally accepted in the United States and the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (call report instructions). Internal control is designed to provide reasonable assurance to the Bank’s Management and Board of Directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Because of inherent limitations in any internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the Bank’s internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States and call report instructions as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes The Second National Bank of Warren maintained effective internal control over financial reporting as it relates to financial statements presented in conformity with accounting principles generally accepted in the United States and call report instructions as of December 31, 2003 based on the specified criteria.

Compliance with Laws and Regulations

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed compliance by The Second National Bank of Warren with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that the Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2003.

R. L. (Rick) Blossom	David L. Kellerman
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Warren, Ohio
February 6, 2004

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9 A. CONTROLS AND PROCEDURES

The Management of Second Bancorp Incorporated is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of December 31, 2003 were effective in ensuring that material information relating to the Corporation and its subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Annual Report on Form 10-K, are being prepared.

Management’s responsibilities related to establishing and maintaining disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on page 73 of this Annual Report, management assessed Second Bancorp’s system of internal control over financial reporting as of December 31, 2003, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2003, its system of internal control over financial reporting met those criteria.

Additionally, there were no significant changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors, as provided in the Corporation’s Articles of Incorporation and Regulations, has fixed the number of directors at ten (10). As further provided in the Articles of Incorporation of Second Bancorp, the Board of Directors is divided into two classes, each consisting of approximately one-half of the entire board. Directors serve staggered two-year terms so that directors of only one class are generally elected at each Annual Meeting. Each of the directors in Class I of the Board is currently serving a term through the date of the Corporation’s 2005 Annual Meeting of Shareholders. Each of the directors in Class II of the Board is currently serving a term through the date of the Corporation’s 2004 Annual Meeting of Shareholders. The Corporation intends to hold a 2004 Annual Meeting of Shareholders only if the proposed merger agreement with Sky Financial is terminated.

The names of the director of Second Bancorp in Class I and Class II, together with specific information about each of them, are as follows:

			Principal Occupation
			During the Past Five	Director
Director	Age	Class	Years and Directorships	Since

Cloyd J. Abruzzo	53	II	Private Investor. Former President and Chief Executive Officer of Stoneridge, Inc., a manufacturer of automobile components. Director of Second National Bank.	2003

David A. Allen, Jr.	63	I	Vice President for Enrollment Management, Hiram College. Former Dean, Kent State University - Trumbull Campus. Former Director of Trumbull Financial Corporation and the Trumbull Savings and Loan Company	1998

John A. Anderson	66	II	Chairman and Chief Executive Officer, The Taylor-Winfield Corporation, Ravenna Manufac- turing Company and Hubbparts, Inc. Director of Second National Bank.	1987

R. L. (Rick) Blossom	56	I	Chairman, President and Chief Executive Officer of Second Bancorp and Second National Bank. Former Chief Executive Officer and Director of First National Bank of Southwestern Ohio and Senior Vice President and Chief Lending Officer of First Financial Bancorp.	1999

Lynette M. Cavalier	52	II	Vice President of Human Resources for FirstEnergy Service Company, an affiliate of FirstEnergy Corporation.	2002

			Principal Occupation
			During the Past Five	Director
Director	Age	Class	Years and Directorships	Since

Norman C. Harbert	70	I	Senior Chairman and Founder of The HAWK Corporation, owner of several manufacturing firms. Director of Second National Bank.	1987

James R. Izant	45	II	Private Investor. Former Executive Vice President’ Secretary and director of Trumbull Financial Corporation and the Trumbull Savings and Loan Company.	1998

Phyllis J. Izant	41	I	Private Investor. Former Development Associate for Leadership Gifts, Purdue University. Former Director of Trumbull Financial Corporation and the Trumbull Savings and Loan Company.	1998

John L. Pogue	59	I	Member of Harrington, Hoppe & Mitchell, Ltd. (law firm).	1987

Raymond J. Wean, III	55	II	Business Consultant. Director of Second National Bank.	1987

Directors James R. Izant and Phyllis J. Izant are brother and sister. There are no other family relationships among any of the directors and executive officers of the Corporation.

Information regarding executive officers is included under Item 4A hereof.

Information regarding certain contracts and arrangements with executive officers is included under Item 11.

Section 16(a) Beneficial Ownership Reporting Compliance

Second Bancorp’s directors, its executives and certain other officers and any persons holding more than ten percent of any class of Second Bancorp security are required to report on a timely basis their ownership of Second Bancorp securities and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) under Section 16(a) of the Securities Exchange Act of 1934 and to NASDAQ. Second Bancorp is required to report annually any failure to make a required filing on a timely basis. Based solely upon the written representations of its incumbent directors and officers and a review of copies of reports known by the Corporation to have been filed with the SEC, all required filings were made on a timely basis during 2003 with the exception of (i) the inadvertent failure of Director James R. Izant to timely report his ownership of 300 shares of Second Bancorp common stock held in trust for his benefit and (ii) the inadvertent failure of Director Norman C. Harbert to timely report the February 2002 purchase of 1,500 shares of Second Bancorp trust preferred securities.

Code of Ethics

The Corporation has had a Code of Ethics in place for several years which covers all employees, including the Chief Executive Officer and Chief Financial Officer. A copy of the Corporation’s Code of Ethics will be provided free of charge, upon written request to:

Christopher Stanitz
Executive Vice President and Secretary
Second Bancorp Incorporated
108 Main Avenue, S.W
Warren, OH 44481

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Cloyd J. Abruzzo is the “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent as defined by Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

The following table contains a summary of annual and long-term compensation for services in all capacities to Second Bancorp and its subsidiary for calendar years 2003, 2002 and 2001 to those persons who were, at December 31, 2003, (i) the chief executive officer and (ii) the four other most highly compensated executive officers of Second Bancorp and its subsidiaries (the “Named Officers”).

SUMMARY COMPENSATION TABLE

					Long Term
					Compensation
	Annual Compensation
					Securities
Name and				Other	Underlying	All
Principal				Annual	Option	Other
Position	Year	Salary	Bonus (1)	Comp. (2)	Awards	Compensation (3)

R. L. (Rick) Blossom, (4)	2003	$453,750	$71,600	NA	30,000	$16,691
Chairman, President and Chief Executive	2002	$438,125	$231,000	NA	34,000	$15,568
Officer of Second Bancorp and Second	2001	$420,824	$219,406	NA	37,500	$14,841
National Bank
David L. Kellerman,	2003	$199,250	$31,600	NA	20,000	$2,002
Treasurer and Chief Financial Officer of	2002	$192,500	$93,363	NA	20,000	$6,938
Second Bancorp and Executive Vice President,	2001	$180,833	$89,031	NA	22,500	$3,331
Chief Financial Officer and Director of Second National Bank
Christopher Stanitz,	2003	$168,563	$27,000	NA	20,000	$9,955
Executive Vice President, General Counsel and	2002	$155,000	$71,663	NA	20,000	$9,109
Secretary of Second Bancorp and Senior Vice	2001	$144,400	$66,937	NA	22,500	$5,902
President of Second National Bank
Myron Filarski,	2003	$144,750	$25,500	NA	15,000	$10,376
Executive Officer of Second Bancorp and	2002	$138,833	$73,500	NA	12,000	$9,463
Senior Vice President of Second National Bank	2001	$126,125	$68,661	NA	15,000	$5,472

					Long Term
					Compensation
	Annual Compensation
					Securities
Name and				Other	Underlying	All
Principal				Annual	Option	Other
Position	Year	Salary	Bonus (1)	Comp. (2)	Awards	Compensation (3)

Diane C. Bastic,	2003	$141,750	$22,800	NA	10,000	$9,443
Executive Officer of Second Bancorp and	2002	$136,750	$60,813	NA	12,000	$8,800
Senior Vice President of Second National Bank	2001	$128,433	$59,619	NA	15,000	$7,387

(1)	Includes amounts earned for the indicated year but actually paid in the following year.

(2)	The Corporation is required to disclose Other Annual Compensation if it exceeds, in the aggregate, the lesser of $50,000 or 10% of the Named Officer’s total base salary and bonus for the year in question.

(3)	Amounts reported for 2003 include the sum of the Corporation’s contributions on behalf of each of the Named Officers under the Corporation’s employee savings plan ($9,000, $0, $9,000, $9,000 and $7,714 respectively for Blossom, Kellerman, Stanitz, Filarski and Bastic) and executive long term disability plan ($7,691, $2,002, $955, $1,376 and $1,729 respectively for those individuals).

(4)	Mr. Blossom joined the Corporation as President on December 6, 1999, assumed the added responsibilities of Chief Executive Officer on May 9, 2000 and Chairman on May 8, 2001.

OPTION GRANTS DURING 2003

Second Bancorp’s Amended 1998 Non-Qualified Stock Option Plan (the “NQSO Plan”) was approved by action of the Corporation’s shareholders at the May 12, 1998 Annual Meeting, amended by action of the Corporation’s board of directors on January 25, 2001 and further amended by action of the Corporation’s shareholders at the April 18, 2002 Annual Meeting. The following table contains information on non-qualified stock options granted during 2003 under that Plan (except as footnoted) to the Named Officers and their potential realizable value.

					Potential Realizable Value
					at Assumed Annual Rates
Number of	% of Total				of Stock Price Appreciation
Securities	Options				for Option Term
Underlying	Options	Granted to	Exercise or	Expiration
Name	Granted (1)	Employees (2)	Base Price (3)	Date (4)	5%	10%

R. L. Blossom	30,000	19.8%	$24.365	1/29/13	$459,690	$1,164,960
D. L. Kellerman	20,000	13.2%	$24.365	1/29/13	$306,460	$776,640
C. Stanitz	20,000	13.2%	$24.365	1/29/13	$306,460	$776,640
M. Filarski	10,000	9.9%	$24.365	1/29/13	$153,230	$388,320
	5,000 (5)		$25.150	6/4/13	$79,085	$200,415
D. C. Bastic	10,000	6.6%	$24.365	1/29/13	$153,230	$388,320

(1)	Except as otherwise footnoted, the reported stock options were granted January 30, 2003, are for a ten-year term and were not exercisable until January 30, 2004.

(2)	Options granted to non-employee directors are excluded from the calculation.

(3)	The exercise or base price of each awarded option is equal to the mean of the “bid” and “ask” price of the Corporation’s common stock on the date the option was granted.

(4)	Notwithstanding the stated expiration date, all stock options held by an individual terminate if that person ceases to be an employee for any reason other than death, disability or retirement. In the event of death, disability or retirement options must be exercised by the recipient or, as the case may be, by the recipient’s representative no later than the earlier of the expiration date of the option or the third anniversary date of the event. Unexercisable options automatically and immediately become fully exercisable on the date of any change-in-control of the Corporation.

(5)	Non-qualified stock options granted June 5, 2003 under the Second Bancorp 2003 Equity Ownership Plan approve and adopted by the Corporation’s shareholders at Second Bancorp’s April 17, 2003 Annual Meeting of Shareholders. The options are for a ten-year term and are not exercisable until June 5, 2004 except in the event of a change-in-control of the Corporation in which case unexercisable options automatically and immediately become fully exercisable.

AGGREGATE OPTION EXERCISES IN 2003 AND
YEAR-END OPTION VALUES

The following table contains information on the value realized by the Named Officers during 2003 on their exercise of stock options and the number and value of unexercised stock options at year-end 2003. Except as footnoted herein, the Named Officers held no other equity-based compensation units outstanding at the end of 2003.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at Year-End		In-The-Money Options
	Shares		2003(1)		at Year-End 2003
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

R. L. (Rick) Blossom (2)	0	$0	91,500	30,000	$617,625	$61,050
David L. Kellerman (2)	7,000 (3)	$33,285	40,700	20,000	$113,146	$40,700
Christopher Stanitz (2)	3,200 (4)	$45,859	57,700	20,000	$270,613	$40,700
Myron Filarski	0	$0	18,500	15,000	$97,865	$26,550
Diane C. Bastic	0	$0	61,100	10,000	$371,488	$20,350

(1)	Where appropriate, the number of options has been adjusted for stock splits.

(2)	Under the terms of separate agreements dated June 5, 2003, executives Blossom, Kellerman and Stanitz are entitled to receive performance shares of Second Bancorp common stock upon the Corporation’s attainment of specified return on average asset and net after tax earnings goals as at the end of calendar years 2003 and 2005. The executives earned no performance shares under the agreements for 2003. The agreements further provide that in the event of a change-in-control of the Corporation prior to the end of 2005, executive Blossom will be entitled to receive 10,000 shares of fully vested and unrestricted Second Bancorp common stock and executives Kellerman and Stanitz will be entitled to receive 6,000 shares each.

(3)	7,000 share stock option with a base price of $22.125 per share exercised July 29, 2003 on which date the price of the Corporation’s common stock was $26.88 per share ($33,285 value realized).

(4)	Includes a 3,200 share stock option with a base price of $13.438 per share exercised July 31, 2003 (surrender of owned Second Bancorp stock in payment of exercise price) on which date the price of the Corporation’s common stock was $27.769 per share ($45,859 value realized).

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION AND ORGANIZATION COMMITTEE
OF THE BOARD OF DIRECTORS

The Compensation and Organization Committee of the Board of Directors (the “Committee”) is a standing committee of Second Bancorp Incorporated (the “Corporation”) and is composed of independent directors John A. Anderson (Committee Chairman), Cloyd J. Abruzzo, David A. Allen, Jr. and R. J. Wean, III. The Committee reviews and approves all senior executive compensation arrangements with a view toward attracting and retaining qualified, competent executives to lead the Corporation in pursuit of its business objectives and to enhance long-term shareholder value.

Executive Officer Compensation

The Corporation’s executive officer compensation program comprises base salaries, cash incentive bonuses and long-term incentives in the form of stock option grants and performance share awards.

Base Salary. Each executive officer’s salary level is reviewed annually based upon performance of functional responsibilities, contribution to corporate strategic goals, experience and demonstrated capabilities. Measurements of performance may be quantitative and/or qualitative depending upon the content of the job under evaluation.

Cash Incentive Bonus. The Corporation paid cash bonuses to its chief executive officer and its other executive officers under a formal Performance Incentive Compensation Program (PIC) adopted by the Committee in January 2003. Incentive bonuses paid under the PIC were based primarily on objective criteria tied to Second Bancorp’s consolidated financial performance (75%) and secondarily on discretionary considerations focusing on the executive’s demonstrated capabilities, individual contribution to the Corporation, and experience (25%). Bonuses payable under the PIC range from 0% to 70% of the executive’s year-end base salary with a target bonus of 35% of salary. The objective criteria used for determining bonuses under the PIC in 2003 were, on an adjusted operating basis, (i) actual return on assets and return on equity compared to budget, (ii) the rate of earnings per share growth compared to a select group of high performing peer companies, and (iii) actual efficiency ratio compared to budget. Cash incentive bonuses were paid under the PIC during January 2004 for performance in 2003 to eight individuals including the chief executive officer. Given the pendency of the proposed acquisition of Second Bancorp by, and merger into, Sky Financial Group, the PIC has not been re-adopted by the Committee for 2004.

Equity Compensation Program. To achieve long-term enhancement of shareholder value, the Corporation has an incentive program under which equity or near-equity awards may be granted to employees of the Corporation, including executive officers. Equity or near-equity vehicles available for use under the program include, without limitation, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”) and performance share awards (“Performance Shares”). Outstanding ISOs were issued under the Second Bancorp Incorporated Stock Option Incentive Plan (the “ISO Plan”) adopted by the Corporation’s shareholders May 14, 1991 as it has been amended from time to time. The ISO Plan was replaced by Second Bancorp’s 1998 Non-Qualified Stock Option Plan approved by shareholders on May 12, 1998 as amended from time to time (the “NQSO Plan”) under which the large majority of currently outstanding non-qualified stock options were granted. The NQSO Plan was replaced by the Second Bancorp Incorporated 2003 Equity Ownership Plan (the “Omnibus Plan”) upon shareholder approval given at the Corporation’s April 17, 2003 Annual Meeting of Shareholders. Five thousand NQSOs and the right to receive an indeterminate number of Performance Shares have been granted to certain executive officers under the Omnibus Plan. The number of Performance Shares to be issued is determined by the Corporation’s financial performance during specified reporting periods or by a change-in-control of the Corporation during those periods.

Options and rights to receive Performance Shares are awarded subjectively with the Committee taking into consideration the same attributes that are considered in setting salaries and determining the discretionary portion of cash incentive bonuses. During 2003, a total of 140,000 NQSOs representing a like number of Second Bancorp shares were awarded to executives under the NQSO Plan and the Omnibus Plan. In the event the pending merger of Second Bancorp with and into Sky Financial Group is completed during the current reporting period, 10,000 Performance Shares to be issued under a performance stock award agreement to executive R. L. Blossom will cashed out and 6,000 shares to be issued under performance stock award agreements to each of executives D. L. Kellerman and C. Stanitz will cashed out. The right to receive Performance Shares granted to Mr. Blossom in 2003 replaced performance share rights previously contained in his employment agreement with the Corporation.

Chief Executive Officer Compensation

Measurements employed in determining compensation paid to R. L. (Rick) Blossom, the Corporation’s chief executive officer, are generally similar to those applicable to other executive officers, but also include performance in attracting, developing, retaining and motivating key management members critical to the achievement of the Corporation’s short and long-term growth, earnings and strategic goals. Elements of the chief executive officer’s compensation thus set by the Committee are reviewed by the remaining independent members of the Board.

The base salary paid Mr. Blossom in 2003 (as indicated in the Executive Compensation Table contained in this filing) was a direct and indirect reflection of his contribution to the Corporation’s progress and performance during the year and, to a lesser extent, salaries and bonuses paid to chief executive officers of banking institutions similar to the Corporation in size and market area. As a result of a difficult operating environment for community banks and other financial institutions largely resulting from persistently depressed interest rates, no cash bonus was paid for 2003 to Mr. Blossom or the Corporation’s other executives under the PIC’s objective criteria tied to Second Bancorp’s consolidated financial performance. Cash bonuses averaging 15.3% of base salaries were, however, paid in 2003 to the Corporation’s executives (including Mr. Blossom) based upon the discretionary provision of the PIC focusing on the executives’ demonstrated capabilities and individual contributions to the Corporation.

The Committee believes the incentives inherent in Mr. Blossom’s NQSOs and Performance Share rights serve to align this key executive’s interest with the financial interests of the shareholders by focusing on strategic and financial issues which tend to have a direct, positive impact on the market value of the Corporation’s stock.

John A. Anderson, Chairman

Cloyd J. Abruzzo

David A. Allen, Jr.

R. J. Wean, III

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No current or former Second Bancorp executive officer serves on the Corporation’s Compensation & Organization Committee. The Bank subleases space in its main office building to various entities including the Raymond John Wean Foundation which subleased office space in 2003 at a fair market annual rental rate of $16,962. R. J. Wean, III, a Second Bancorp Director, is one of four administrators of the Foundation. Mr. Wean served on the Compensation and Organization Committee of the Board of Directors in 2003.

COMMON STOCK PERFORMANCE GRAPH

The following is a five-year comparison of total return to Second Bancorp common shareholders with appropriate broad-based market indexes and an index of stock performance by a peer group of publicly traded companies. The graph compares year-end total shareholder returns, assuming dividends are reinvested, for the five-year period ending December 31, 2003 for Second Bancorp common stock with the Nasdaq Bank Stocks Index (Nasdaq Banks), and the Nasdaq Stock Market Index (Nasdaq Market). The Nasdaq Bank Stocks Index is an index of total stock return for all domestic banks traded on the Nasdaq National Market. The Nasdaq Stock Market Index is a broad-based index of total stock return for all U.S. companies traded on the Nasdaq National Market.

GRAPH POINTS

	YE’98	YE’99	YE’00	YE’01	YE’02	YE’03

Second Bancorp	$100.00	$102.90	$69.30	$107.40	$135.60	$139.10
Nasdaq Banks	$100.00	$96.20	$109.80	$118.90	$121.70	$156.60
Nasdaq Market	$100.00	$185.40	$111.80	$88.80	$61.40	$91.80

DIRECTOR COMPENSATION

Each non-employee director of Second Bancorp received $5,000 for services as a member of the Board of Directors in 2003 and $500 for each board or committee meeting attended. Committee chairmen received an additional $2,500 annual fee for services performed. In addition, each non-employee director participates in the Second Bancorp Incorporated 2003 Equity Ownership Plan (the ‘Plan”). Under the Plan, non-employee directors are entitled to receive options to purchase 1,000 shares of Second Bancorp common stock (i) upon initial election or appointment to the Board of Directors, and (ii) on the date of each annual meeting of the Corporation’s shareholders provided, however, that non-employee directors are not eligible to receive more than 1,000 options under the Plan during any given calendar year. Options granted under the Plan are for ten year periods, are not exercisable until the first anniversary date of the grant and are exercisable at a price not less than the mean of the “bid” and “ask” price of the Corporation’s stock on the date the options are awarded. On April 17, 2003, each non-employee director received 1,000 options to purchase Corporation stock at $22.90 per share under the Plan.

PENSION PLAN

Second Bancorp has no pension plan but its officers and employees are participants in subsidiary Second National Bank’s plan. That plan is a defined benefit, non-contributory pension plan for all of the Corporation’s employees and is identified as “The Employees Retirement Plan of The Second National Bank of Warren”.

The following table sets forth the estimated annual benefits at normal retirement age pursuant to the provisions of the Pension Plan to persons in specified remuneration and years-of-service classifications:

	Estimated Annual Pension
	For Representative Years of Credit Service
	(assuming retirement January 1, 2004 at age 65)
Final Average
Remuneration (1)	10	20	30	40

$100,000	$19,800	$39,500	$49,400	$49,400
125,000	25,000	50,000	62,500	62,500
150,000	30,300	60,500	75,700	75,700
175,000	35,500	71,000	88,800	88,800
200,000	36,600	73,100	91,400	91,400

(1)	Estimated annual pension does not change for final average remuneration exceeding $200,000 regardless of years of credit service.

Retirement benefits under the Pension Plan are based primarily upon years of service and remuneration and take into account, among other things, retirement benefits paid under the Social Security Act. Remuneration, for purposes of the Pension Plan, is the total of salaries, commissions and bonuses paid during the year to Pension Plan participants. The normal retirement date for the Pension Plan is age 65. No pension benefits were paid to the Named Officers in 2003.

As of December 31, 2003, officers Blossom, Kellerman, Stanitz, Filarski and Bastic had 4, 22, 11, 4 and 18 years respectively of completed credited service under the Pension Plan.

CERTAIN AGREEMENTS WITH EXECUTIVE OFFICERS

Chairman, President and Chief Executive Officer R. L. (Rick) Blossom and the Corporation are parties to an employment agreement and a deferred compensation agreement, both effective as of December 6, 1999, and a performance stock award agreement. The five-year employment agreement (as amended from time to time) provides for an initial annual base salary of $400,000, a prorated bonus for 1999 and a guaranteed $150,000 bonus for calendar year 2000, all subject to subsequent annual review and adjustment as merited. In addition, the agreement provides for (i) a lump sum payment to Mr. Blossom in the amount of $250,000 in compensation for foregone benefits at his prior employment, and (ii) ten-year options to purchase 20,000 shares of Corporation common stock (10,000 awarded on the date of his employment and 10,000 in 2000) at prevailing market prices on the dates of award. Mr. Blossom’s deferred compensation agreement provides him with an additional year of pension credit for every two years of service without regard to the limits placed on executive compensation by the Internal Revenue Code. Mr. Blossom’s performance stock award agreement with the Corporation was entered into on June 5, 2003 in consideration of an amendment to Mr. Blossom’s employment agreement eliminating certain long-term equity compensation provisions contained therein. Under his performance stock award agreement, Mr. Blossom is entitled to receive Second Bancorp common shares based upon the Corporation’s “return on average assets” and “net after tax earnings” performance as at the end of 2003 and 2005 (the “Measurement Dates”). “On target” performance in any category during either year earns Mr. Blossom 5,000 shares of Second Bancorp stock (the “On Target Award”), half vesting on the Measurement Date and the balance on the first anniversary thereof. No performance shares were earned by Mr. Blossom for 2003. The performance stock award agreement also provides that in the event of a change-in-control of the Corporation prior to either Measurement Date, Mr. Blossom will be entitled to receive fully-vested Second Bancorp shares equal to the number of shares he would have earned for “on target” performance as at either Measurement Date.

The Corporation has also entered into performance stock award agreements with Chief Financial Officer and Treasurer David L. Kellerman and Executive Vice President, General Counsel and Secretary Christopher Stanitz. The terms of those agreements are identical to those contained in Mr. Blossom’s performance stock award agreement except that the On Target Award for each of those agreements is 3,000 shares of Second Bancorp common stock.

Second Bancorp has also entered into management severance agreements with Named Officers Blossom, Kellerman and Stanitz. Those agreements generally provide certain benefits in the event the executive’s employment with the Corporation is terminated within three years after the date of any change-in-control of the Corporation or if the executive resigns within that time frame as a result of a significant reduction in job responsibilities or compensation, or significant relocation of the covered executive’s place of employment. Upon any such occurrence, the executive will be entitled to (i) a lump sum payment equal to 2.99 times his average gross compensation for the previous five years (or years of employment if less), (ii) continuation of health and life insurance benefits for three years, and (iii) credit for three additional years of service for pension purposes. These agreements automatically terminate if the executive is discharged for cause or retires or resigns under circumstances not related to a change-in-control. Second Bancorp has also entered into management severance agreements with Named Officers Filarski, Bastic and three other key executives. Those agreements generally provide certain benefits in the event the executive’s employment with the Corporation is terminated within two years after the date of any change-in-control of the Corporation or if the executive resigns within that time frame as a result of a significant reduction in job responsibilities or compensation, or significant relocation of the covered executive’s place of employment. Upon any such occurrence, the executive will be entitled to (i) a lump sum payment equal to two times the executive’s average gross compensation for the previous three years (or years of employment if less), (ii) continuation of health and life insurance benefits for two years, and (iii) credit for two additional years of service for pension purposes. These agreements automatically terminate if the executive is discharged for cause or retires or resigns under circumstances not related to a change-in-control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table furnishes information regarding the record and beneficial ownership of shares of common stock, no par value, of Second Bancorp as of January 31, 2004 for each of its directors, each of the Named Officers (as defined in the Executive Compensation Section), all directors and executive officers as a group and each person known to Second Bancorp to beneficially own more than five percent of the outstanding shares of common stock.

	Name of Record	Shares and Nature	Percent
Title of Class	or Beneficial Owner	of Beneficial Ownership	of Class (1)

Common Stock	Second National Bank of Warren 108 Main Avenue, S.W. Warren, Ohio 44481	847,829 (2)	8.44%

Common Stock	Cloyd J. Abruzzo (director)	11,234 (3)	—

Common Stock	Dr. David A. Allen, Jr. (director)	6,000 (4)	—

Common Stock	John A. Anderson (director)	24,314 (5)	—

Common Stock	Diane C. Bastic (executive)	89,480 (6)	—

Common Stock	R. L. (Rick) Blossom (executive & director)	135,270 (7)	1.35%

Common Stock	Lynette M. Cavalier (director)	2,000 (8)	—

Common Stock	Myron Filarski (executive)	28,662 (9)	—

Common Stock	Norman C. Harbert (director)	14,989 (10)	—

Common Stock	James R. Izant (director)	442,556 (11)	4.40%

Common Stock	Phyllis J. Izant (director)	291,781 (12)	2.90%

Common Stock	David L. Kellerman (executive)	65,985 (13)	—

Common Stock	John L. Pogue (director)	7,788 (14)	—

Common Stock	Christopher Stanitz (executive)	87,290 (15)	—

Common Stock	Raymond J. Wean, III (director)	12,685 (16)	—

Common Stock	Second Bancorp’s executive officers and directors as a group (18 persons)	1,412,415 (17)	14.05%

(1)	Percentage of outstanding common shares plus options exercisable within 60 days of January 31, 2004. Unless otherwise indicated, represents ownership of less than 1% of the outstanding shares of common stock and options.

(2)	Shares held beneficially as of December 31, 2003 in fiduciary capacity for various trust customers of Second National Bank. None of the beneficial owners through Second National’s Trust Department individually owns or controls five percent or more of the voting securities of the Corporation.

(3)	Includes 5,000 shares of stock to which Mr. Abruzzo has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(4)	Includes 5,000 shares of stock to which Mr. Allen has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(5)	Includes 5,000 shares of stock to which Mr. Anderson has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(6)	Includes 16,561 shares of stock held for Ms. Bastic’s benefit in the Corporation’s Savings Plan, and 71,100 shares of stock to which Ms. Bastic has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(7)	Includes 5,527 shares of stock held for Mr. Blossom’s benefit in the Corporation’s Savings Plan, and 121,500 shares of stock to which Mr. Blossom has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(8)	Includes 1,000 shares of stock to which Ms. Cavalier has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 30, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(9)	Includes 161 shares of stock held for Mr. Filarski’s benefit in the Corporation’s Savings Plan, and 28,500 shares of stock to which Mr. Filarski has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(10)	Includes 5,000 shares of stock to which Mr. Harbert has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of the record date. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(11)	Includes 5,000 shares of stock to which Mr. Izant has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004 and 2,231 shares held in trust for the benefit of various individuals. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(12)	Includes 5,000 shares of stock to which Ms. Izant has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(13)	Includes 5,036 shares of stock held for Mr. Kellerman’s benefit in the Corporation’s Savings Plan, and 60,700 shares of stock to which Mr. Kellerman has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(14)	Includes 5,000 shares of stock to which Mr. Pogue has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004; 446 shares of stock held in a SEP IRA for Mr. Pogue’s benefit; and 909 shares held in trust for his father’s benefit. Mr. Pogue also owns 4,308 shares of non-voting trust preferred securities issued by Second Bancorp Capital Trust I in September 2001. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(15)	Includes 2,952 shares of stock held for Mr. Stanitz’s benefit in the Corporation’s Savings Plan, and 77,700 shares of stock to which Mr. Stanitz has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(16)	Includes 5,000 shares of stock to which Mr. Wean has the right to acquire beneficial ownership upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2004, 990 shares owned by Mr. Wean’s spouse and 999 shares owned for the benefit of a minor child. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

(17)	Officer and director shareholdings include 570,800 shares of stock subject to outstanding stock options currently exercisable or exercisable within 60 days of January 31, 2003. Figure includes all directly owned shares and all shares deemed beneficially owned by individuals in the officer and director group, whether or not disclaimed by the officer or director in question. Options outstanding as of the date on which the proposed merger of Second Bancorp with and into Sky Financial Group is completed will be redeemed for cash (subject to the consent of the option holder) and will not result in the issuance of additional shares of Second Bancorp common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information as of year-end 2003 regarding the number of securities subject to outstanding options, warrants and rights, the weighted-average exercise price of such outstanding options, warrants and rights and the number of securities that remain available for issuance under the Corporation’s equity compensation plans:

(c)
Number of securities
remaining available for
future issuance under
	(a)	(b)	equity compensation
	Number of securities to be	Weighted-average exercise	plans (excluding
	issued upon exercise of	price of outstanding options,	securities reflected in
Plan Category	options, warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	707,700 (1)	$21.77	936,960
Equity compensation plans not approved by security holders	None	NA	NA
Total	707,700	$21.77	936,960

(1)	Includes 685,700 non-qualified and incentive stock options granted to employees and directors and 22,000 performance shares to be issued to executives Blossom, Kellerman and Stanitz in the event of a change-in-control. 8,000 options have been exercised since December 31, 2003 resulting in an equivalent increase in the number of Second Bancorp common shares outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DIRECTORS AND MANAGEMENT

All directors and officers of Second Bancorp and certain immediate family members and certain companies with which non-employee directors are associated, were customers of, and transacted banking business with, Second National Bank in the ordinary course of the Bank’s business during calendar year 2003 and to date. Loans and loan commitments included among such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated persons. Such transactions did not involve more than the normal risk of collectibility or present other features unfavorable to the Bank.

The Bank subleases space in its main office building to various entities including the Raymond John Wean Foundation which subleased office space in 2003 at a fair market annual rental rate of $16,962. R. J. Wean, III, a Second Bancorp Director, is one of four administrators of the Foundation.

The law firm of Harrington, Hoppe & Mitchell, Ltd., of which Second Bancorp Director John L. Pogue is a member, was paid fees for various legal services performed for the Corporation and the Bank in the normal course of their business during 2003 and it is anticipated that such arrangement will continue. Legal fees paid the firm for services performed in 2003 were $89,714. In addition, the firm subleased space from the Bank in its main office building during 2003 at the fair market annual rental rate of $80,765.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

A summary of the fees paid to Ernst & Young, LLP, the Corporation’s external auditor, for the years ended December 31, 2003 and 2002 is included below:

	2003	2002

Audit Fees (1)	$212,150	165,050

Audit-Related Fees (2)	13,350	—

Tax Fees (2)	38,125	116,456

All Other Fees (2)	29,820	9,630

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services rendered.

(2)	Includes fees and expenses for services rendered from January 1 through December 31 of the fiscal year, notwithstanding when the fees and expenses were billed.

2002 amounts have been reclassified to conform to the 2003 presentation.

The Audit Committee of the Second Bancorp Incorporated’s Board of Directors has adopted the following Audit and Non-Audit Services Pre-Approval Policy:

I.    Statement of Principles

Under the Sarbanes-Oxley Act of 2002 (the “Act”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence from the Corporation. To implement these provisions of the Act, the Securities and Exchange Commission (the “SEC”) has issued rules specifying the types of services that an independent auditor may not provide to its audit client, as well as the audit committee’s administration of the engagement of the independent auditor. Accordingly, the Audit Committee has adopted, and the Board of Directors has ratified, the Audit and Non-Audit Services Pre-Approval Policy (the “Policy”), which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved.

The SEC’s rules establish two different approaches to pre-approving services, which the SEC considers to be equally valid. Proposed services either: may be pre-approved without consideration of specific case-by-case services by the Audit Committee (“general pre-approval”); or require the specific pre-approval of the Audit Committee (“specific pre-approval”). The Audit Committee believes that the combination of these two approaches in this Policy will result in an effective and efficient procedure to pre-approve services performed by the independent auditor. As set forth in this Policy, unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee if it is to be provided by the independent auditor. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit Committee.

For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Corporation’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Corporation’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative.

The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate ratio between the total amount of fees for Audit, Audit-related and Tax services and the total amount of fees for certain permissible non-audit services classified as All Other services.

The appendix to this Policy describe the Audit, Audit-related, Tax and All Other services that have the general pre-approval of the Audit Committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee considers a different period and states otherwise. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee will add or subtract to the list of general pre-approved services from time to time, based on subsequent determinations.

The purpose of this Policy is to set forth the procedures by which the Audit Committee intends to fulfill its responsibilities. It does not delegate the Audit Committee’s responsibilities to pre-approve services performed by the independent auditor to management.

The independent auditor has reviewed this Policy and believes that implementation of the policy will not adversely affect the auditor’s independence.

II.     Delegation

As provided in the Act and the SEC’s rules, the Audit Committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

III.     Audit Services

The annual Audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits, equity investment audits and other procedures required to be performed by the independent auditor to be able to form an opinion on the Corporation’s consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. Audit services also include the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting. The Audit Committee will monitor the Audit services engagement as necessary, but no less than on a quarterly basis, and will also approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, Corporation structure or other items.

In addition to the annual Audit services engagement approved by the Audit Committee, the Audit Committee may grant general pre-approval to other Audit services, which are those services that only the independent auditor reasonably can provide. Other Audit services may include statutory audits or financial audits for subsidiaries or affiliates of the Corporation and services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

The Audit Committee has pre-approved the Audit services in Appendix A.

IV.     Audit-related Services

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Corporation’s financial statements or that are traditionally performed by the independent auditor. Because the Audit Committee believes that the provision of Audit-related services does not impair the independence of the auditor and is consistent with the SEC’s rules on auditor independence, the Audit Committee may grant general pre-approval to Audit-related services. Audit-related services include, among others, due diligence services pertaining to potential business acquisitions/dispositions; accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit services”; assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities; financial audits of employee benefit plans; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and assistance with internal control reporting requirements.

The Audit Committee has pre-approved the Audit-related services in Appendix A.

V.     Tax Services

The Audit Committee believes that the independent auditor can provide Tax services to the Corporation such as tax compliance, tax planning and tax advice without impairing the auditor’s independence, and the SEC has stated that the independent auditor may provide such services. Hence, the Audit Committee believes it may grant general pre-approval to those Tax services that have historically been provided by the auditor, that the Audit Committee has reviewed and believes would not impair the independence of the auditor, and that are consistent with the SEC’s rules on auditor independence. The Audit Committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the sole business purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations. The Audit Committee will consult with the Chief Financial Officer or outside counsel to determine that the tax planning and reporting positions are consistent with this policy.

Pursuant to the preceding paragraph, the Audit Committee has pre-approved the Tax services in Appendix A. All Tax services involving large and complex transactions not listed in Appendix A must be specifically pre-approved by the Audit Committee, including: tax services proposed to be provided by the independent auditor to any executive officer or director of the Corporation, in his or her individual capacity, where such services are paid for by the Corporation.

VI.     All Other Services

The Audit Committee believes, based on the SEC’s rules prohibiting the independent auditor from providing specific non-audit services, that other types of non-audit services are permitted. Accordingly, the Audit Committee believes it may grant general pre-approval to those permissible non-audit services classified as All Other services that it believes are routine and recurring services, would not impair the independence of the auditor and are consistent with the SEC’s rules on auditor independence.

The Audit Committee has pre-approved the All Other services in Appendix A.

A list of the SEC’s prohibited non-audit services is attached to this policy as Exhibit 1. The SEC’s rules and relevant guidance will be consulted to determine the precise definitions of these services and the applicability of exceptions.

VII.      Pre-Approval Fee Levels or Budgeted Amounts

Pre-approval fee levels or budgeted amounts for all services to be provided by the independent auditor will be established annually by the Audit Committee. Any proposed services exceeding these levels or amounts will require specific pre-approval by the Audit Committee. The Audit Committee is mindful of the overall relationship of fees for audit and non-audit services in determining whether to pre-approve any such services. For each fiscal year, the Audit Committee may determine the appropriate ratio between the total amount of fees for Audit, Audit-related and Tax services, and the total amount of fees for services classified as All Other services.

VIII.      Procedures

All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor.

Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

The Audit Committee has designated the General Auditor to monitor the performance of all services provided by the independent auditor and to determine whether such services are in compliance with this policy. The General Auditor will report to the Audit Committee on a periodic basis on the results of its monitoring. Both the General Auditor and management will immediately report to the chairman of the Audit Committee any breach of this policy that comes to the attention of the General Auditor or any member of management.

The Audit Committee will also review the General Auditor’s annual internal audit plan to determine that the plan provides for the monitoring of the independent auditor’s services.

IX.     Additional Requirements

The Audit Committee has determined to take additional measures on an annual basis to meet its responsibility to oversee the work of the independent auditor and to assure the auditor’s independence from the Corporation, such as reviewing a formal written statement from the independent auditor delineating all relationships between the independent auditor and the Corporation, consistent with Independence Standards Board Standard No. 1, and discussing with the independent auditor its methods and procedures for ensuring independence.

Exhibit 1

Prohibited Non-Audit Services

•	Bookkeeping or other services related to the accounting records or financial statements of the audit client

•	Financial information systems design and implementation

•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports

•	Actuarial services

•	Internal audit outsourcing services

•	Management functions

•	Human resources

•	Broker-dealer, investment adviser or investment banking services

•	Legal services

•	Expert services unrelated to the audit

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Second Bancorp, Incorporated and subsidiaries are incorporated herein by reference from Item 8:

Consolidated Balance Sheets - December 31, 2003 and 2002.

Consolidated Statements of Income - years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity - years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows - years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2)  Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)  The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report.

2.1	Agreement and Plan of Merger, dated as of January 8, 2004 by and between Second Bancorp Incorporated and Sky Financial Group, Inc. Incorporated herein by reference to Exhibit 2 of Current Report on Form 8-K/A dated January 15, 2004.

3.1	Amended and Restated Articles of Incorporation of the Registrant. (As updated to include Amendments dated March 17, 1987; January 7, 1991; June 20, 1997; September 18, 1998; and November 10, 1998). Incorporated herein by reference to Exhibit 3.1 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-15624).

3.2	Code of Regulations of the Registrant. Incorporated herein by reference to exhibit 3.2 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-15624).

4.1	Indenture, dated as of September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company, as Indenture Trustee, relating to 9.00% Subordinated Debentures due 2031 of Second Bancorp Incorporated. Incorporated herein by reference to Exhibit 4.1 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-15624).

4.2	Form of 9.00% Subordinated Debenture due 2031 of Second Bancorp Incorporated. Incorporated herein by reference to Exhibit 4.1 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (included as Exhibit A to Exhibit 4.1) (File No. 0-15624).

4.3	Certificate of Trust of Second Bancorp Capital Trust I. Incorporated herein by reference to Exhibit 4.3 to the 2001 Form S-3.

4.4	Trust Agreement of Second Bancorp Capital Trust I, dated August 29, 2001, by and among Wilmington Trust Company, as Trustee, R. L. Blossom, David L. Kellerman and Christopher Stanitz. Incorporated herein by reference to Exhibit 4.4 to the 2001 Form S-3.

4.5	Amended and Restated Trust Agreement of Second Bancorp Capital Trust I, dated as of September 28, 2001, by and among Second Bancorp Incorporated, as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein. Incorporated herein by reference to Exhibit 4.2 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-15624).

4.6	Form of 9.00% Cumulative Trust Preferred Securities of Second Bancorp Capital Trust I. Incorporated herein by reference to Exhibit 4.2 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (included as Exhibit D to Exhibit 4.2) (File No. 0-15624).

4.7	Preferred Securities Guarantee Agreement, dated as of September 28, 2001, by and between Second Bancorp Incorporated and Wilmington Trust Company. Incorporated herein by reference to Exhibit 4.3 to Second Bancorp Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-15624).

9.1	Form of Voting Agreements by and between Sky Financial Group, Inc. and each of the Second Bancorp Executive Officers and Directors and certain other shareholders of Second Bancorp. Included herewith.

10.1*	1998 Non-qualified Stock Option Plan. Incorporated herein by reference to the Registration Statement on Form S-8 (Registration No. 333-68104) as filed on August 22, 2001.

10.2*	Amended Stock Option Incentive Plan. Incorporated herein by reference to the Registration Statement on Form S-8 (Registration No. 333-32431) as filed on July 30, 1997.

10.3*	Form of Incentive Stock Option Agreement. Incorporated herein by reference to Exhibit 10.2 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-15624).

10.4*	Deferred Compensation Agreement between Second Bancorp and Alan G. Brant, dated November 9, 1995. Incorporated herein by reference to Exhibit 10.9 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1995. (File No. 0-15624).

10.5	Lease Agreement between Arden Associates Limited Partnership and Second National, dated October 1, 1979. Incorporated herein by reference to Exhibit 10.10 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-15624).

10.6	Amendment to Lease Agreement between Arden Associates Limited Partnership and Second National. Incorporated herein by reference to Exhibit 10.11 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 0-15624).

10.7	Revolving Credit Agreement (excluding exhibits), dated September 15, 1998, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to the Exhibit filed with the Registrant’s registration statement on Form S-4 (Registration No. 333-62365) as filed on September 22, 1998 with the Securities and Exchange Commission.

10.8	First Amendment to Revolving Credit Agreement (excluding exhibits), dated March 11, 1997, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to the Exhibit filed with the Registrant’s registration statement on Form S-4 (Registration No. 333-62365) as filed on September 22, 1998 with the Securities and Exchange Commission.

10.9	Second Amendment to Revolving Credit Agreement (excluding exhibits), dated December 4, 1998, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to Exhibit 10.10 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 2001. (File No. 0-15624).

10.10	Third Amendment to Revolving Credit Agreement (excluding exhibits), dated February 16, 2000, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to Exhibit 10.11 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 2001. (File No. 0-15624).

10.11	Fourth Amendment to Revolving Credit Agreement (excluding exhibits), dated February 16, 2001, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to Exhibit 10.12 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 2001. (File No. 0-15624).

10.12	Fifth Amendment to Revolving Credit Agreement (excluding exhibits), dated April 3, 2002, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to Exhibit 10.13 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 2002. (File No. 0-15624).

10.13*	Form of Non-qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.15 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-15624).

10.14*	Employment Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999. Incorporated herein by reference to Exhibit 10.16 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 0-15624).

10.15*	Deferred Compensation Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999. Incorporated herein by reference to Exhibit 10.17 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 0-15624).

10.16 *	Management Severance Agreement by and between Second Bancorp and Rick L. Blossom, dated December 6, 1999. Incorporated herein by reference to Exhibit 10.18 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 0-15624).

10.17*	Amended 1998 Non-qualified Stock Option Plan. Incorporated herein by reference to Exhibit 10.18 to Second Bancorp Incorporated’s annual report on Form 10-K for the year ended December 31, 2002. (File No. 0-15624).

10.18	Sixth Amendment to Revolving Credit Agreement (excluding exhibits), dated April 2, 2003, between Second Bancorp and The Northern Trust Company. Incorporated herein by reference to Exhibit 10.1 to Second Bancorp Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-15624).

10.19*	2003 Equity Ownership Plan. Incorporated herein by reference to Attachment A to Second Bancorp Incorporated’s definitive proxy statement for the annual meeting of shareholders held April 17, 2003.

10.20*	Amendment to Employment Agreement by and between Rick L. Blossom and Second Bancorp Incorporated, dated June 5, 2003. Included herein.

10.21*	Form of Amended Management Severance Agreement dated June 1, 2003 by and between Second Bancorp Incorporated and the following executive officers: Rick L. Blossom, David L. Kellerman and Christopher Stanitz. Included herein.

10.22*	Form of Amended Management Severance Agreement dated June 1, 2003 by and between Second Bancorp Incorporated and the following executive officers: Thomas W. Allen, Diane C. Bastic, John L. Falatok, Myron Filarski and Darryl Mast. Included herein.

11.1	Statement Re: Computation of Per Share Earnings. Included in Note 19 of the Notes to the Consolidated Financial Statements of Registrant in the financial statements portion of this annual report on Form 10-K.

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).

(b)  The Corporation filed one report on Form 8-K during the three months ended December 31, 2003. A Form 8-K was filed on October 16, 2003 to disclose earnings for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND BANCORP INCORPORATED

/s/	David L. Kellerman	February 27, 2004

	David L. Kellerman,	(date)
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Rick L. Blossom	February 27, 2004

	Rick L. Blossom, Chairman, President & CEO	(date)

By:	/s/ David L. Kellerman	February 27, 2004

	David L. Kellerman, Principal Financial Officer	(date)
& Principal Accounting Officer

By:	/s/ Cloyd J. Abruzzo	February 27, 2004

	Cloyd J. Abruzzo, Director	(date)

By:	/s/ John A. Anderson	February 27, 2004

	John A. Anderson, Director	(date)

By:	/s/ Norman C. Harbert	February 27, 2004

	Norman C. Harbert, Director	(date)

By:	/s/ James R. Izant	February 27, 2004

	James R. Izant	(date)

By:	/s/ John L. Pogue	February 27, 2004

	John L. Pogue, Director	(date)