Form 10-Q
period 2004-03-31
SECOND BANCORP INC
filed 2004-05-10
CIK 803112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

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

                                  330.841.0123
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2004, the registrant had 9,485,626 outstanding shares of common stock.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES
INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets -
                      March 31, 2004 and 2003 (unaudited) and December 31, 2003         3

         Consolidated statements of income (unaudited) -
                      Three months ended March 31, 2004 and 2003 ..............         4

         Consolidated statements of comprehensive income (unaudited) -
                      Three months ended March 31, 2004 and 2003 ..............         5

         Consolidated statements of shareholders' equity (unaudited) -
                      Three months ended March 31, 2004 and 2003 ..............         6

         Consolidated statements of cash flows (unaudited) -
                      Three months ended March 31, 2004 and 2003 ..............         7

         Notes to consolidated financial statements ...........................      8-17

Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ...........      18-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........         23

Item 4.  Controls and Procedures ..............................................         24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................         25
Item 2.  Changes in Securities and Use of Proceeds ............................         25
Item 3.  Defaults upon Senior Securities ......................................         25
Item 4.  Submission of Matters to a Vote of Security Holders ..................         25
Item 5.  Other Information ....................................................         25
Item 6.  Exhibits and Reports on Form 8-K .....................................         25

SIGNATURES ....................................................................         26

Exhibit 10.1      Form of Amended Management Severance Agreement

Exhibit 10.2      Form of Noncompetition, Nonsolicitation and Confidentiality
                  Agreement

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SECOND BANCORP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              March 31         December 31         March 31
                                                           ----------------    -------------    ----------------
(Dollars in thousands)                                     2004 (Unaudited)    2003 (Note 1)    2003 (Unaudited)
----------------------                                     ----------------    -------------    ----------------
ASSETS
Cash and due from banks                                      $    40,046       $    40,773       $    43,334
Federal funds sold and temporary investments                      18,065             6,529            29,523
Securities available-for-sale (at market value)                  620,091           620,696           539,309
Loans                                                          1,339,838         1,349,820         1,215,481
Less allowance for loan losses                                    19,137            18,874            17,756
                                                             -----------       -----------       -----------
   Net loans                                                   1,320,701         1,330,946         1,197,725
Premises and equipment                                            19,257            19,013            16,125
Accrued interest receivable                                        8,214             8,501             9,414
Goodwill                                                          16,700            16,700            16,647
Other intangible assets                                            3,235             3,347             3,696
Servicing assets                                                  18,808            20,936            13,743
Other assets                                                      51,830            49,320            39,511
                                                             -----------       -----------       -----------
      Total assets                                           $ 2,116,947       $ 2,116,761       $ 1,909,027
                                                             ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand - non-interest bearing                             $   156,302       $   170,176       $   155,892
   Demand - interest bearing                                     133,592           142,709           147,747
   Savings                                                       350,702           346,851           363,443
   Time deposits                                                 646,696           555,606           454,784
                                                             -----------       -----------       -----------

      Total deposits                                           1,287,292         1,215,342         1,121,866

Federal funds purchased and securities sold under
   agreements to repurchase                                      179,327           216,761           206,069
Note payable                                                      13,000             7,750            14,000
Other borrowed funds                                                 661             1,301               155
Federal Home Loan Bank advances                                  446,391           492,299           379,971
Accrued expenses and other liabilities                            15,587            14,755            20,089
Debentures                                                        31,550            31,537                 0
Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trust                                     0                 0            30,508
                                                             -----------       -----------       -----------
      Total liabilities                                        1,973,808         1,979,745         1,772,658

Shareholders' equity:
   Common stock, no par value; 30,000,000 shares
      authorized; 10,999,230, 10,991,460 and 11,041,083
      shares issued, respectively                                 43,160            42,973            41,745
   Treasury stock; 1,520,089, 1,520,089 and 1,542,784
      shares, respectively                                       (36,173)          (36,173)          (33,740)
  Accumulated other comprehensive income                           4,136              (834)            6,410
   Retained earnings                                             132,016           131,050           121,954
                                                             -----------       -----------       -----------
      Total shareholders' equity                                 143,139           137,016           136,369
                                                             -----------       -----------       -----------
        Total liabilities and shareholders' equity           $ 2,116,947       $ 2,116,761       $ 1,909,027
                                                             ===========       ===========       ===========


See notes to consolidated financial statements.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                 For the Three Months
                                                                     Ended March 31
                                                                 --------------------
 (Dollars in thousands, except per share data)                    2004            2003
                                                               ----------      ----------
INTEREST INCOME
  Loans (including fees):
    Taxable                                                    $   19,001      $   18,605
    Exempt from federal income taxes                                  211             211

  Securities:
    Taxable                                                         5,587           6,234
    Exempt from federal income taxes                                  643             728
  Federal funds sold and other                                         34             123
                                                               ----------      ----------
      Total interest income                                        25,476          25,901
INTEREST EXPENSE
  Deposits                                                          5,660           5,779
  Federal funds purchased and securities
    sold under agreements to repurchase                               539             581
  Note payable                                                         49              63
  Other borrowed funds                                                  2               3
  Federal Home Loan Bank advances                                   4,912           4,659
  Debentures and capital securities                                   756             733
                                                               ----------      ----------
      Total interest expense                                       11,918          11,818
                                                               ----------      ----------
      Net interest income                                          13,558          14,083
Provision for loan losses                                           1,350           2,173
                                                               ----------      ----------
      Net interest income after provision for loan losses          12,208          11,910
NON-INTEREST INCOME
  Mortgage banking revenue                                          1,928           4,358
  Service charges on deposit accounts                               1,620           1,527
  Trust fees                                                          687             609
  Security gains                                                      498              51
  Gain on sale of banking centers                                       0           5,619
  Other operating income                                            1,826           2,098
                                                               ----------      ----------
      Total non-interest income                                     6,559          14,262
NON-INTEREST EXPENSE
  Salaries and employee benefits                                    7,729           7,604
  Net occupancy                                                     1,252           1,199
  Equipment                                                         1,015           1,039
  Professional services                                               795             767
  Assessment on deposits and other taxes                              430             392
  Amortization of intangible assets                                   113             118
  Merger costs                                                      1,138               0
  Other operating expenses                                          2,377           2,554
                                                               ----------      ----------
      Total non-interest expense                                   14,849          13,673
                                                               ----------      ----------
Income before federal income taxes                                  3,918          12,499
Income tax expense                                                  1,151           3,838
                                                               ----------      ----------
Net income                                                     $    2,767      $    8,661
                                                               ==========      ==========
NET INCOME PER COMMON SHARE:
      Basic                                                    $     0.29      $     0.90
      Diluted                                                  $     0.29      $     0.89
Weighted average common shares outstanding:
      Basic                                                     9,477,710       9,620,401
      Diluted                                                   9,702,224       9,714,253


See notes to consolidated financial statements.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                For the Three Months
                                                                  Ended March 31
                                                                --------------------
 (Dollars in thousands)                                          2004         2003
                                                                -------      -------

Net income                                                      $ 2,767      $ 8,661

Other comprehensive income, net of tax:

Change in unrealized market value adjustment on securities
available-for-sale                                                4,126         (246)

Change in other comprehensive income - derivatives                  844            0
                                                                -------      -------

Total other comprehensive income                                  4,970         (246)
                                                                -------      -------

Comprehensive income                                            $ 7,737      $ 8,415
                                                                =======      =======

See notes to consolidated financial statements.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                           Other
                                                               Common       Treasury    Comprehensive      Retained
(Dollars in thousands, except per share data)                   Stock        Stock          Income         Earnings          Total
---------------------------------------------                   -----        -----          ------         --------          -----

Balance, January 1, 2003                                     $  41,763    $ (27,180)      $   6,656       $ 115,095       $ 136,334
Net income                                                                                                    8,661           8,661
Change in unrealized gain on securities of $(327),
    net of reclassification adjustment for gains
    included in net income of $51 and net of tax of $(132)                                     (246)                           (246)
Cash dividends declared: common ($.19 per share)                                                             (1,802)         (1,802)
Purchase of treasury shares                                                  (6,560)                                         (6,560)
Common stock issued-dividend reinvestment plan-net                 (18)                                                         (18)
                                                             ---------    ---------       ---------       ---------       ---------
Balance, March 31, 2003                                      $  41,745    $ (33,740)      $   6,410       $ 121,954       $ 136,369
                                                             =========    =========       =========       =========       =========


Balance, January 1, 2004                                     $  42,973    $ (36,173)      $    (834)      $ 131,050       $ 137,016
Net income                                                                                                    2,767           2,767
Change in unrealized gain on securities of $6,846,
    net of reclassification adjustment for gains
    included in net income of $498 and net of tax of $2,222                                   4,126                           4,126
Change in other comprehensive income - unrealized
    gain on derivatives, net of tax of $454                                                     844                             844
Cash dividends declared: common ($.19 per share)                                                             (1,801)         (1,801)
Common stock issued - dividend reinvestment plan-net               187                                                          187
                                                             ---------    ---------       ---------       ---------       ---------
Balance, March 31, 2004                                      $  43,160    $ (36,173)      $   4,136       $ 132,016       $ 143,139
                                                             =========    =========       =========       =========       =========


See notes to consolidated financial statements.

SECOND BANCORP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Three Months Ended
                                                                               --------------------------
(Dollars in thousands)                                                          March 31        March 31
                                                                                  2004            2003
                                                                                ---------       ---------
OPERATING ACTIVITIES
Net income                                                                      $   2,767       $   8,661
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                       1,350           2,173
    Depreciation                                                                      755             771
    Amortization of intangible assets                                                 113             118
    Amortization of servicing assets                                                1,088           1,579
    Amortization of investment discount and premium                                   702             203
    Increase in allowance for servicing assets                                      2,909             989
    Deferred income taxes (benefit)                                                  (979)              0
    Net securities gains                                                             (498)            (51)
    Gain on the sale of banking centers                                                 0          (5,619)
    Other gains, net                                                               (1,294)         (4,336)
    Decrease (increase) in interest receivable                                        287            (652)
    Increase (decrease) in interest payable                                            77             (59)
    Originations of loans held-for-sale                                          (147,817)       (297,001)
    Proceeds from sale of loans held-for-sale                                     149,111         301,343
    Net change in other assets and other liabilities                               (2,138)          3,873
                                                                                ---------       ---------
    Net cash provided by operating activities                                       6,433          11,992
INVESTING ACTIVITIES
    Proceeds from maturities of securities - available-for-sale                    25,872          77,715
    Proceeds from sales of securities - available-for-sale                         66,816          10,578
    Purchases of securities - available-for-sale                                  (85,942)       (104,465)
    Net decrease (increase) in loans                                                7,025         (53,611)
    Net increase in premises and equipment                                           (999)           (270)
                                                                                ---------       ---------
    Net cash provided by (used by) investing activities                            12,772         (70,053)
FINANCING ACTIVITIES
    Net (decrease) increase demand deposits, interest bearing demand and
     savings deposits                                                             (19,140)         69,797
    Net deposits sold                                                                   0         (85,868)
    Net increase (decrease) in time deposits                                       91,090         (51,594)
    Net (decrease) increase in federal funds purchased and securities sold
      under agreements to repurchase                                              (37,434)         67,273
    Increase in note payable                                                        5,250           7,000
    Net decrease in borrowings                                                       (640)         (3,708)
    Net (decrease) increase in advances from Federal Home Loan Bank               (45,908)         14,127
    Cash dividends                                                                 (1,801)         (1,802)
    Purchase of treasury stock                                                          0          (6,560)
    Net issuance of common stock                                                      187             (18)
                                                                                ---------       ---------
    Net cash (used by) provided by financing activities                            (8,396)          8,647
                                                                                ---------       ---------
    Increase (decrease) in cash and cash equivalents                               10,809         (49,414)
                                                                                ---------       ---------
    Cash and cash equivalents at beginning of year                                 47,302         122,271
                                                                                ---------       ---------
    Cash and cash equivalents at end of period                                  $  58,111       $  72,857
                                                                                =========       =========

Supplementary Cash Flow Information:

Cash paid for 1) Federal income taxes - $1,900 and $3,838 for the three months ended March 31, 2004 and 2003, respectively and 2) Interest - $11,841 and $11,759 for the three months ended March 31, 2004 and 2003, respectively.

See notes to consolidated financial statements.

Second Bancorp Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet as of December 31, 2003 has been extracted from the audited financial statements included in the Company's 2003 Annual Report to Shareholders on Form 10-K. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. (See Note 2). Certain reclassifications have been made to amounts previously reported in order to conform to current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - PENDING MERGER

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

The agreement provides for the merger of the Corporation into Sky Financial Group, and the subsequent merger of the Bank into Sky Bank, Sky Financial Group's commercial banking affiliate. The Corporation's insurance affiliate Stouffer-Herzog will be integrated into Sky Insurance some time after the merger is complete.

The merger is subject to receipt of applicable regulatory approvals and to the approval of the shareholders of the Corporation.

NOTE 3 - STOCK OPTIONS

At March 31, 2004, the Corporation had three stock-based compensations plans. The Corporation accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

(Dollars in thousands, except per share data)

Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. For purposes of the pro-forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The Corporation's pro-forma information follows:

                                                                                  Three Months Ended March 31
                                                                                  ---------------------------
                                                                                       2004           2003
                                                                                  ---------      ---------
Net income, as reported                                                           $   2,767      $   8,661
Deduct: Total stock-based compensation expense determined under fair-value
  based method for all awards, net of related tax effects                                21            156
                                                                                  ---------      ---------
Pro-forma net income                                                              $   2,746      $   8,505
                                                                                  =========      =========
Earnings per share:
  Basic-as reported                                                               $     .29      $     .90
  Basic-pro-forma                                                                 $     .29      $     .88
  Diluted-as reported                                                             $     .29      $     .89
  Diluted-pro-forma                                                               $     .28      $     .88


NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of related tax, at March 31, 2004, December 31, 2003 and March 31, 2003 totaled $4,136, $(834) and $6,410, respectively and was comprised of accumulated changes in unrealized market value adjustments on securities available-for-sale, net of tax, minimum pension liability, net of tax and deferred supplemental income, net of tax and derivatives, net of tax. Disclosure of reclassification amounts, net of tax for the three-month periods ended March 31, 2004 and 2003 are as follows:

                                                                      2004          2003
                                                                     -------       -------
Unrealized holding gains (losses) arising during the period          $ 6,846       $  (327)
Less: reclassification of gains included in net income                  (498)          (51)
                                                                     -------       -------
Net unrealized gains (losses) on available-for-sale securities         6,348          (378)
Income tax (effect) benefit                                           (2,222)          132
                                                                     -------       -------
Net unrealized gains (losses) on available-for-sale securities,
    net of tax                                                       $ 4,126       $  (246)
                                                                     =======       =======

(Dollars in thousands, except per share data)

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of FASB 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003. For preexisting VIEs, the FASB deferred the consolidation provisions on October 8, 2003, to periods ending after December 15, 2003. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

The Corporation makes investments directly in low income housing projects through the Retail Banking line of business. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying properties. The Corporation has determined these projects to be VIEs in which it has an interest, but for which it is not the primary beneficiary. At March 31, 2004, estimated assets of the projects totaled approximately $265,280. The Corporation's maximum exposure to loss from its involvement with these projects is the unamortized investment balance of $442 at March 31, 2004. During the quarter ended March 31, 2004, the Corporation obtained no significant interests in low income housing projects created after January 31, 2003.

The Corporation applied the provisions of FIN 46 to a wholly-owned subsidiary grantor trust that had issued mandatorily redeemable preferred securities of the grantor trust to third party investors. The application of FIN 46 to this pre-existing VIE was effective December 31, 2003 and resulted in the deconsolidation of the trust. The assets and liabilities of the subsidiary trust that was deconsolidated totaled $33.0 million and $32.0 million, respectively. The capital securities held by the trust continue to qualify as Tier 1 capital of the Corporation for regulatory capital purposes. The Federal Reserve Board has not issued any guidance which would change the capital treatment for trust preferred securities based on the impact of the adoption of FIN 46.

The adoption of FIN 46 did not have a material impact on the Corporation's financial condition, results of operations or liquidity.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the FASB cleared Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3) which had been issued by the Accounting Standards Executive Committee of the AICPA. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of SOP 03-3 are effective for the Corporation for loans acquired beginning January 1, 2005, with early adoption encouraged. The Corporation is currently assessing the potential impact this statement will have on results of operation, financial position or liquidity.

(Dollars in thousands, except per share data)

Loan Commitments

On March 9, 2004, the SEC released Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" that requires all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Corporation enters into such commitments with customers in connection with residential mortgage loan applications and at March 31, 2004 had approximately $49 million in notional amount of these commitments outstanding. This guidance requires the Corporation to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance delays the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Corporation is currently assessing the impact on this pending guidance on its results of operations and financial position. In the quarter of adoption, there would likely be a one-time negative impact to mortgage banking revenue yet to be determined.

Revised Statement 132 about Pensions and Other Postretirement Benefits

In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revised statement retains disclosures required by the original Statement No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, the revised Statement No. 132 requires interim period disclosure of the components of net periodic benefit costs and contributions if significantly different from previously reported amounts. See Note 11 to the consolidated financial statements as of March 31, 2004 for the additional pension disclosures.

NOTE 6 - SECURITIES

Debt and equity securities are classified as available-for-sale and are carried at their estimated fair value. Adjustments to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, are excluded from earnings and reported net of tax as a separate component of shareholders' equity. Available-for-sale securities offer Management flexibility to sell securities to fund liquidity and manage the Corporation's interest rate risk.

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

(Dollars in thousands, except per share data)

The following is a summary of securities as of March 31, 2004 and 2003:

                                                                      March 31, 2004
                                                    ------------------------------------------------------
                                                                       Gross         Gross      Estimated
                                                     Amortized    Unrealized    Unrealized         Market
                                                          Cost         Gains        Losses          Value
                                                          ----         -----        ------          -----
Available for Sale:
U.S. Treasury securities and obligations of
   other U.S. government agencies and
   corporations                                       $  3,014      $     18      $      0       $  3,032
Obligations of states and political subdivisions        45,691         2,763           (10)        48,444
Corporate securities                                     9,412            46             0          9,458
Mortgage-backed securities                             535,456         4,532        (1,917)       538,071
                                                      --------      --------      --------       --------
  Total debt securities                                593,573         7,359        (1,927)       599,005
Equity securities                                       21,086             0             0         21,086
                                                      --------      --------      --------       --------
  Total available-for-sale securities                 $614,659      $  7,359      $ (1,927)      $620,091
                                                      ========      ========      ========       ========



                                                                      March 31, 2003
                                                    ------------------------------------------------------
                                                                       Gross         Gross      Estimated
                                                     Amortized    Unrealized    Unrealized         Market
                                                          Cost         Gains        Losses          Value
                                                          ----         -----        ------          -----
Available for Sale:
U.S. Treasury securities and obligations of
   other U.S. government agencies and
   corporations                                       $ 26,317      $  1,075      $      0       $ 27,392
Obligations of states and political subdivisions        62,163         3,454           (56)        65,561
Corporate securities                                    64,045         3,309        (2,312)        65,042
Mortgage-backed securities                             344,234         6,284          (206)       350,312
                                                      --------      --------      --------       --------
  Total debt securities                                496,759        14,122        (2,574)       508,307
Equity securities                                       30,903            99             0         31,002
                                                      --------      --------      --------       --------
  Total available-for-sale securities                 $527,662      $ 14,221      $ (2,574)      $539,309
                                                      ========      ========      ========       ========




Accumulated unrealized gain in other comprehensive income, net of tax is $4,130 and $7,592 for the three months ended March 31, 2004 and 2003, respectively.

(Dollars in thousands, except per share data)

There were no holdings of trading securities at March 31, 2004 and 2003. The amortized cost and estimated market value of securities at March 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                                       Estimated
                                                      Amortized           Market
                                                           Cost            Value
                                                           ----            -----
Under 1 year                                           $  5,903         $  5,998
1 to 5 years                                             12,869           13,719
5 to 10 years                                            23,574           25,162
Over 10 years                                            15,771           16,055
                                                       --------         --------
                                                         58,117           60,934
Mortgage-backed securities                              535,456          538,071
Equity securities                                        21,086           21,086
                                                       --------         --------
  Total available-for-sale securities                  $614,659         $620,091
                                                       ========         ========

Information relating to sales of available-for-sale securities for the three months ended March 31 is as follows:

                                                            2004           2003
                                                          --------       --------
Proceeds from sales of available-for-sale securities      $ 66,816       $ 10,578
                                                          --------       --------
Gross realized gains                                      $    667       $    245
Gross realized losses                                         (169)          (194)
                                                          --------       --------
Net gains on sales                                        $    498       $     51
                                                          ========       ========

At March 31, 2004 and 2003, securities with a carrying value of $554,079 and $363,270, respectively, were pledged to secure repurchase agreements, deposits of public funds and for other purposes.

NOTE 7 - LOANS

Loans consist of the following as of March 31, 2004 and 2003:

                                                 2004                    2003
                                              ----------              ----------
Commercial                                    $  649,767              $  558,499
Consumer                                         420,031                 325,819
Real estate                                      270,040                 331,163
                                              ----------              ----------
Total loans                                   $1,339,838              $1,215,481
                                              ==========              ==========

NOTE 8 - ASSET QUALITY

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

(Dollars in thousands, except per share data)

Changes in the allowance for loan losses for the three months ended March 31 were as follows:

                                                             2004            2003
                                                           --------        --------
Balance at January 1                                       $ 18,874        $ 17,595
Charge-offs                                                  (1,534)         (2,213)
Recoveries                                                      447             201
                                                           --------        --------
   Net charge-offs                                           (1,087)         (2,012)
Provision for loan losses                                     1,350           2,173
                                                           --------        --------
Balance at March 31                                        $ 19,137        $ 17,756
                                                           ========        ========
Allowance for loan losses as a percent of total loans          1.43%           1.46%

Non-accrual, past-due and restructured loans (non-performing loans) as of March 31, 2004 and 2003:

                                                         2004            2003
                                                        -------         -------
Non-accrual loans                                       $14,135         $12,709
Past-due loans                                            8,784           6,623
Restructured loans                                          497             374
                                                        -------         -------
Total                                                   $23,416         $19,706
                                                        =======         =======
Percent of total loans at year end                         1.75%           1.62%
Other real estate owned (net of reserve)                $   921         $ 1,270

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized into the income statement over an estimated life but rather is tested at least annually for impairment. The Corporation performed the annual testing for impairment as of July 1, 2003 and concluded that no impairment had occurred.

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

The Corporation is not anticipating any impairment, any reclassifications between goodwill and intangible assets or any changes in the useful lives of intangible assets.

NOTE 10 - SERVICING ASSETS

Servicing assets consisted of the following as of March 31, 2004 and 2003:

                                                       2004               2003
                                                      -------            -------
Mortgage servicing assets                             $18,369            $13,299
Other servicing assets                                    439                444
                                                      -------            -------
Total                                                 $18,808            $13,743
                                                      =======            =======

(Dollars in thousands, except per share data)

At March 31, 2004 and 2003, the Corporation serviced mortgage loans for others totaling $1,807,020 and $1,463,015, respectively. Following is an analysis of the activity for capitalized servicing assets during the three months ended March 31:

                                                      2004               2003
                                                    --------           --------
Balance at January 1                                $ 20,936           $ 12,403
Additions                                              1,869              3,900
Amortizations                                         (1,088)            (1,571)
Change in valuation allowance                         (2,909)              (989)
                                                    --------           --------
Balance at March 31                                 $ 18,808           $ 13,743
                                                    ========           ========

The amortization of mortgage servicing rights and the change in valuation allowance are offset by entries to mortgage banking revenue in the Statement of Income.

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future cash flows, taking into consideration several different variables including discount rate, investor type, product type, interest rate, escrow balances, delinquencies, servicing fees and costs and prepayment speeds. The expected and actual rate of mortgage loan prepayments is the most significant factor affecting the value of mortgage servicing assets. The risk characteristics used to stratify the recognized servicing assets include method of origination and interest rate. The fair value of the servicing assets was $18,980 and $13,892 as of March 31, 2004 and 2003, respectively. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing assets for the three months ended March 31:

                                                       2004                2003
                                                      ------              ------
Balance at January 1                                  $2,393              $3,794
Additions                                              2,909                 989
                                                      ------              ------
Balance at March 31                                   $5,302              $4,783
                                                      ======              ======

The Corporation utilized interest rate derivatives to mitigate the risk of changes in the valuation of mortgage servicing assets. The fair value of the derivatives was $2,530 and $(667) as of March 31, 2004 and 2003, respectively. Changes in market value of derivatives included in mortgage banking revenue were $3,738 and $1,805 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Corporation has a non-contributory, defined-benefit pension plan covering substantially all of its employees. In addition, the Corporation has supplemental retirement deferred benefit plans for certain employees, which provide benefits in excess of the defined benefit plan. The components of net periodic benefit cost associated with these plans for the three months ended March 31 were as follows:

                                                          2004            2003
                                                          -----           -----
Service cost                                              $ 404           $ 345
Interest cost                                               292             249
Expected return on plan assets                             (375)           (263)
Amortization of prior service cost                           25               0
Amortization of initial net asset                             0              (1)
Recognized net actuarial loss                                53              19
                                                          -----           -----
Net periodic benefit cost                                 $ 399           $ 349
                                                          =====           =====

(Dollars in thousands, except per share data)

NOTE 12 - LINE OF BUSINESS REPORTING

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

The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are matched-funded and interest rate risk is centrally managed. Transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations.

Parent and other are primarily comprised of the results of the investment funding activities, inter-segment revenue (expense) eliminations and unallocated corporate income and expense. Operating results of the business units are discussed in the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Selected financial information by line of business is included in the table below:

Three Months Ended March 31, 2004


                                                                                         Parent
                                   Mortgage         Commercial          Retail          And Other        Consolidated
                                   --------         ----------          ------          ---------        ------------
Interest income                  $     4,115       $     7,628       $     6,800       $     6,741       $    25,284
Interest expense                          --                --            (4,399)           (7,519)          (11,918)
Transfer pricing                      (2,463)           (3,093)            5,428               128                --
Loan fees                                 80               185               (74)                1               192
                                 -----------       -----------       -----------       -----------       -----------
Net interest margin                    1,732             4,720             7,755              (649)           13,558
Provision for loan losses               (333)             (437)             (579)               (1)           (1,350)
Non-interest (loss) income            (1,705)              565             1,921             5,778             6,559
Non-interest expense-direct           (1,441)           (1,563)           (4,524)           (7,321)          (14,849)
                                 -----------       -----------       -----------       -----------       -----------
Direct contribution                   (1,747)            3,285             4,573            (2,193)            3,918
Allocations                             (680)             (189)           (3,413)            4,282                --
                                 -----------       -----------       -----------       -----------       -----------
(Loss) income before taxes            (2,427)            3,096             1,160             2,089             3,918
Income taxes                              --                --                --            (1,151)           (1,151)
                                 -----------       -----------       -----------       -----------       -----------
Net (loss) income                $    (2,427)      $     3,096       $     1,160       $       938       $     2,767
                                 ===========       ===========       ===========       ===========       ===========
Average assets                   $   311,308       $   579,427       $   479,909       $   743,399       $ 2,114,043
                                 ===========       ===========       ===========       ===========       ===========

(Dollars in thousands, except per share data)


Three Months Ended March 31, 2003


                                                                                         Parent
                                  Mortgage          Commercial         Retail           And Other        Consolidated
                                  --------          ----------         ------           ---------        ------------
Interest income                  $     4,587       $     7,466       $     6,432       $     7,416       $    25,901
Interest expense                          --                --            (5,080)           (6,738)          (11,818)
Transfer pricing                      (3,009)           (3,406)            6,825              (410)               --
Loan fees                                 70               238                68              (376)               --
                                 -----------       -----------       -----------       -----------       -----------
Net interest margin                    1,648             4,298             8,245              (108)           14,083
Provision for loan losses                (66)           (1,452)             (655)               --            (2,173)
Non-interest income                    2,621               456             8,009             3,176            14,262
Non-interest expense-direct           (1,205)           (1,546)           (4,470)           (6,452)          (13,673)
                                 -----------       -----------       -----------       -----------       -----------
Direct contribution                    2,998             1,756            11,129            (3,384)           12,499
Allocations                             (733)             (188)           (3,250)            4,171                --
                                 -----------       -----------       -----------       -----------       -----------
Income before taxes                    2,265             1,568             7,879               787            12,499
Income taxes                              --                --                --            (3,838)           (3,838)
                                 -----------       -----------       -----------       -----------       -----------
Net income                       $     2,265       $     1,568       $     7,879       $    (3,051)      $     8,661
                                 ===========       ===========       ===========       ===========       ===========
Average assets                   $   315,999       $   504,577       $   380,247       $   668,701       $ 1,869,524
                                 ===========       ===========       ===========       ===========       ===========

(Dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Second Bancorp Incorporated (the "Corporation") is a one-bank financial holding company headquartered in Warren, Ohio. The primary subsidiary, The Second National Bank of Warren, (the "Bank") was originally established in 1880. Operating through 33 retail banking centers and five loan production offices, we offer a wide range of commercial and consumer banking and trust services primarily to business and individual customers in various communities in a nine county area in northeastern and east-central Ohio. Among other things, our banking business includes a large and growing mortgage banking function. A second operating subsidiary, Stouffer-Herzog Insurance Agency, Inc. ("Stouffer-Herzog"), operates primarily in northeast Ohio selling a wide-range of personal and commercial property & casualty and life & health products. Additional non-operating subsidiaries include Second National Capital Corporation and Second National Financial Company, LLC, which were formed in 2002 to facilitate a capital conversion plan for the subsidiary Bank. The Corporation also maintains an unconsolidated subsidiary, Second Bancorp Capital Trust I which was established in 2001 to facilitate raising Tier I eligible capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust for the primary purpose of funding our acquisition of Commerce Exchange Bank.

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

Financial Condition

At March 31, 2004, the Corporation had consolidated total assets of $2.12 billion, deposits of $1.29 billion and shareholders' equity of $143 million. Since March 31, 2003, total assets have increased by $208 million or 10.9%, primarily through new loan generation and security acquisition, funded by time deposits and FHLB advances. There has been a shift in the source of deposit funding from lower cost core deposits (demand deposits and savings accounts) to time deposits during the first quarter. The increase in funding from time deposits has allowed the Corporation to increase liquidity and repay some of the FHLB advances. The increase in time deposit funding also contributed to further net interest margin compression during the quarter. During the first quarter of 2003, deposit generation efforts were effective, however the sale of two banking centers in Jefferson County, Ohio reduced deposits by $88 million. The sale of the banking centers was a part of a larger banking center reconfiguration program which included the closing and/or consolidation of six banking centers into two new locations, the relocation and expansion of two other banking centers and the de novo opening of an additional banking center.

Gross loans have increased by $124 million since March 31, 2003, predominantly in commercial loans, which increased by $91 million over that time frame. The increase of 16.3% indicates the success of the increased sales focus in the newer, higher-growth western regions of the Corporation's market area. Real estate loans decreased $61 million since March 31, 2003 due to the continued low interest rates and the high level of sales of mortgage loans into the secondary market. Consumer lending was also strengthened by increased sales efforts and success in the western regions. Consumer loan balances have increased by $94 million, or 28.9% over the past year. The loan mix has moved from a 46%, 27% and 27% mix of commercial, consumer and residential real estate loans, respectively, as of March 31, 2003 to a 49%, 31% and 20% mix at the end of the most recent quarter. The shift to higher consumer and commercial loan balances will have a near-term negative impact on the net interest margin due to the shorter duration of these assets. The shorter duration better positions the loan portfolio for increased interest rates.

(Dollars in thousands, except per share data)

Deposits decreased by $165 million since March 31, 2003. During 2003 the Corporation experienced a dramatic shift in the composition of the deposit balances as the Corporation focused on core deposit generation and funding cost reductions. During the first quarter of 2004, the focus shifted to improving liquidity and raising deposits with longer durations. As a result time deposit balances have increased by $192 million, or 42.2%. While time deposit balances increased by $91 million since December 31, 2003, core deposits (demand and savings accounts) have declined by only $19 million indicating an increase in deposit market share for the Corporation. The increase in funding from time deposits has allowed the Corporation to increase liquidity and repay some of the FHLB advances. The increase in time deposit funding also contributed to further net interest margin compression during the quarter.

Since December 31, 2003, total assets have remained virtually unchanged. Commercial and consumer lending activities continue to be successful, especially in the western-most counties. Commercial loan balances increased by $19 million, or an annualized rate of 11.8%, while consumer loan balances increased by $21, or an annualized rate of 20.9%.

Strong secondary mortgage activities have reduced real estate balances to 20% of total loans. During the first quarter of 2004, real estate loan originations totaled $113 million, while sales totaled $148 million. Mortgage originations totaled $339 million in the first quarter of 2003. The reduction in originations is a result of slightly higher long-term interest rates and a reduction in origination sales force.

Direct consumer loan originations totaled $42 million in the first quarter of 2004 compared to $47 million for the first quarter of 2003. Indirect consumer loan originations, which now include loans for boats and recreational vehicles totaled $21 million in the first quarter of 2004 compared to $12 million for the first quarter of 2003.

Asset Quality. The level of non-performing loans remained at elevated levels at the end of first quarter of 2004. Non-performing loans were $23,416 as of March 31, 2004 compared to $23,244 as of December 31, 2003 and $19,706 as of March 31, 2003. The increase from a year ago is due continued weakness in commercial loan delinquencies and a further increase in past due real estate loans. Non-accrual loans have increased to $14,135 from $13,348 as of December 31, 2003. Loans past due over 90 days and still accruing totaled $8,784 as of March 31, 2004, down slightly from the previous year end and up 32.6% from a year ago. The increase is reflective of the general economic slowdown in both the national and local economies. The allowance allocated to impaired loans as of March 31, 2004 and 2003 was $4,937 and $4,174, respectively.

The allowance for loan losses represented 1.43% of loans as of March 31, 2004. The determination of the allowance for loan losses is based on management's evaluation of the potential losses in the loan portfolio at March 31, 2004 considering, among other relevant factors, repayment status, borrowers' ability to repay, collateral and current economic conditions. With over $6 million of non-performing loan balances represented by real estate loans as of March 31, 2004, it is Management's opinion that the allowance for loan losses is adequate to absorb losses inherent with the loan portfolios. The allowance was 1.40% and 1.46% of total loans at December 31, 2003 and March 31, 2003, respectively.

Capital Resources. Shareholders' equity has increased by $6 million since December 31, 2003 due primarily to an increase in other comprehensive income associated with an increase in the unrealized gains of the Corporation's securities portfolio. Retained earnings increased by only $1 million since year end due to the lower level of earnings influenced by merger costs and a reduced net interest margin. Treasury stock balances have remained unchanged since year end 2003 due to the cessation of share repurchases as a result of the pending merger with Sky Financial. Over 265,000 shares were repurchased during the first quarter of 2003 at an average price of $24.68. Since March 31, 2003, shareholders' equity has increased by nearly $7 million due to the retained earnings of $10 million and an increase in common

(Dollars in thousands, except per share data)

stock of $1 million. Somewhat offsetting these increases were the addition of $2 million in treasury stock and a decrease in accumulated other comprehensive income ("OCI") of $2 million.

Liquidity. Management of the Corporation's liquidity position is necessary to ensure that funds are available to meet the cash flow needs of depositors and borrowers as well as the operating cash needs of the Corporation. Funds are available from a number of sources including maturing securities, payments made on loans, the acquisition of new deposits, the sale of packaged loans, borrowing from the FHLB and overnight lines of credit of $73 million through correspondent banks. The parent company has three major sources of funding including dividends from the Bank, $20 million in unsecured lines of credit with correspondent banks, which are renewable annually, and access to the capital markets. There were $13 million in outstanding balances against the unsecured lines of credit as of March 31, 2004.

Results of Operations
Quarterly Comparison

The Corporation reported net operating income of $2,767 for the first quarter of 2004. Net income for the first quarter represented twenty-nine cents ($.29) per share on a diluted basis. Return on average assets (ROA) and return on average total shareholders' equity (ROE) were 0.52% and 7.93%, respectively, for the first quarter of 2004 compared to 1.85% and 25.61% for last year's first quarter. Part of the decrease in earnings was attributable to the aforementioned sale of two banking centers in 2003 and costs associated with the pending merger with Sky Financial. The 2003 sale generated $5.6 million in pre-tax and $3.65 million in after-tax profits. Absent this event, diluted earnings per share would have been $.52, ROA would have been 1.07% and ROE would have been 14.81%. The 2004 merger costs totaled $1.1 million in pre-tax and $1.0 million in after-tax costs. Absent this event, diluted earnings per share would have been $.39, ROA would have been 0.72% and ROE would have been 10.93%.

Net interest income decreased from $14,083 for the first quarter of 2003 to $13,558 for this year's first quarter. The decline was due to a thinning net interest margin brought on by continued low interest rates. The net interest margin was 3.33% in the first quarter of 2003, 3.00% in the fourth quarter of 2003 and 2.84% for the most recent quarter. The efficiency ratio (excluding the 2003 banking center gain and 2004 merger costs) was higher in the most recently completed quarter, increasing from 58.98% for the first quarter of 2003 to 68.29% for this year's first quarter. Reduced gains on the sale of loans and a lower net interest margin were the primary reasons for the increase.

Commercial Lending. Commercial lending activities focus primarily on providing local independent commercial and professional firms with commercial business loans and loans secured by owner-occupied real estate. We primarily make secured and unsecured commercial loans for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing. These loans have both fixed and floating interest rates and typically have maturities of three to seven years. To a lesser extent, we also make construction loans and finance commercial equipment leases. Commercial loans comprised approximately 49% of our total loan portfolio at March 31, 2004, up from 46% at the end of the first quarter in 2003. Loan volume generated for the first quarter of 2004 totaled $52 million versus $68 million for the same period in 2003. Loan balances have increased by $19 million since the previous year end due to the volume of new loan generation. The decrease in loan generation can be attributed to a slowdown in business activity in the region as well as a slowdown in sales activity due to the integration process associated with the merger with Sky Financial.

(Dollars in thousands, except per share data)

Retail Lending. The Corporation offers a full range of retail loans to individuals, including the owners and principals of our commercial customers and a wide range of retail customers in our market area. We offer consumer loans for a variety of personal financial needs, including home equity, new and used automobiles, boat and recreational vehicle loans, credit cards and overdraft protection for checking account customers. At March 31, 2004, approximately 31% of loans were consumer loans versus 27% as of March 31, 2003. Of the March 31, 2004 balances, 11% were related to indirect automobile lending compared to 23% as of March 31, 2003. Another 22% of the consumer balances are now in indirect boat and recreational vehicle lending, compared to 15% as of March 31, 2003. Our indirect loans are originated through dealers in the local area. Indirect originations, which now include higher quality boat and recreational vehicle loans have increased from $10.3 million during the first quarter of 2003 to $21.1 million during the first quarter of 2004. Direct consumer lending has decreased from $47.0 million for the first quarter of 2003 to $42.2 million for this year's first quarter, reflecting a reduction in marketing efforts.

Mortgage Banking. Our mortgage department underwrites and originates a wide range of retail mortgage loan products and sells a significant volume of them primarily on a servicing retained basis. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The sales generate a net gain (including origination fee income and deferred origination costs), limit the interest rate risk caused by holding long-term, fixed-rate loans, and build a portfolio of serviced loans which generate a recurring stream of fee income. We originated $113 million in loans and sold $148 million in loans during the first quarter of 2004, generating net gains on sale of $1,026. Comparatively, we originated $339 million in residential real estate loans and sold approximately $297 million of loans during the first quarter of 2003, generating a net gain of $4,188. We service $1.81 billion in mortgage loans for others at March 31, 2004 versus $1.46 billion as of March 31, 2003. Due to the continuation of lower mortgage interest rates in the first quarter of 2004, the valuation allowance on mortgage servicing rights associated with these serviced loans increased to a total of $5,302 as of March 31, 2004, compared to an allowance of $4,783 as of March 31, 2003. Included in mortgage banking income during the first quarters of 2004 and 2003 were valuation allowance impairment charges of $2,909 and $989, respectively. Typically the impact of the changes in the valuation allowance are offset by the gains realized on new residential real estate production and sale. The Corporation utilizes derivative activities designed to offset the income statement impact of changes in the valuation allowance for the mortgage servicing rights. Included in mortgage banking income in the first quarters of 2004 and 2003 were income from the changes in market values of the derivatives of $3,738 and $1,655, respectively.

Trust. The trust department is a traditional provider of fiduciary services with a focus on administration of estates, trusts and qualified employee benefit plans. During the first quarter of 2004, personal trust accounts, employee benefit accounts and investment management agency accounts (including safekeeping) produced approximately 64%, 20% and 16% of the total revenues of the department, respectively as compared to 47%, 39% and 14% of the total revenues of the department, respectively in the first quarter of 2003. Fee income is up 12.8% from the first quarter of 2003 due to an increase in assets under management. Our trust department had approximately $501 million in total managed and non-managed assets at March 31, 2004 as compared to $487 million at March 31, 2003.

Insurance. The acquisition of Stouffer-Herzog on September 4, 2002 had a relatively minor impact on earnings for the subsequent quarters. The agency has provided insurance services to Ohio residents since 1956. Stouffer-Herzog has a diverse income base by line of business. Commissions historically are derived from personal lines (42%), commercial lines (35%) and life and health lines (23%).

(Dollars in thousands, except per share data)

Provision for Loan Losses. The methodology for the provision for loan losses includes analysis of various economic factors including loan losses and portfolio growth. The provision for loan losses was $1,350 for the first quarter of 2004 versus $2,173 during the same period in 2003. The reduction in the provision is directly related to a reduced level of net charge-offs. Total net charge-offs were $1,087 for the first quarter of 2004 versus $2,012 for the first quarter of 2003. The annualized net charge-offs to average loans outstanding ratio was .32% for the most recent quarter. Continued softness in asset quality in the commercial and real estate lines of business will keep pressure on net charge-off levels in the near future.

Non-interest Income. Non-interest income (excluding security and trading gains and losses) totaled $6,061 for the first quarter of 2004 versus $14,211 for the same period last year. Also excluding the non-recurring gain on the sale of the two banking centers, non-interest income was $8,592 for the first quarter of 2003. The decline is primarily the result of a reduction in the gain on sale of loans, which decreased to $1,928 in the first quarter of 2004 as compared to $4,342 in the first quarter of 2003. Deposit service charges continued to strengthen, increasing from $1,527 for the first quarter of 2003 to $1,620 for the most recently completed quarter.

Non-interest Expense. Expenses for the first quarter of 2004 were $14,849 as compared to $13,673 for the same period in 2003. Absent costs associated with the pending Sky Financial merger, non-interest expenses totaled $13,711 for the first quarter of 2004, virtually unchanged from a year ago. All expense categories Modest increases in costs were recognized in salaries and benefits (up 1.6%), net occupancy (up 4.4%), professional services (up 3.7%), assessments on deposits and other taxes (up 9.7%). Costs reductions were realized in equipment (down 2.3%), amortization of intangible assets (down 4.2%) and other operating expenses (down 6.9%).

(Dollars in thousands, except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Forward-looking statements
The section that follows contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from these results discussed in these forward-looking statements. These forward-looking statements also may be significantly affected by the proposed merger with Sky Financial Group, Inc. (See Note 2).

Market Risk Management

Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Corporation's market risk is composed primarily of interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit the exposure to interest rate risk. Since nearly the Corporation's entire interest rate risk exposure relates to the financial instrument activity of the Bank, the Bank's Board of Directors reviews the policies and guidelines established by ALCO.

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

The earnings simulation model forecasts earnings for a one-year horizon frame under a variety of interest rate scenarios; including interest rate shocks, stepped rates and yield curve shifts. Management evaluates the impact of the various rate simulations against earnings in a stable interest rate environment. The most recent model projects net interest income would increase by 0.4% if interest rates would immediately rise by 200 basis points. It projects a decrease in net interest income of 9.9% if interest rates would immediately fall by 100 basis points. Management believes this reflects an acceptable level of risk from interest rate movements based on the current level of interest rates. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and management's outlook. Management expects interest rates to have a neutral to upward bias for the remainder of 2004. Additionally, Management measures the expected impact on the economic value of equity ("EVE") given various levels of interest rate shocks. While the net interest income volatility measurement cited above gives Management a near-term view of interest rate risk, the EVE analysis gives Management a longer-term view as EVE serves to measure the net duration of assets and liabilities. The most recent model projects EVE would decrease by 9.2% if interest rates would immediately rise by 200 basis points. It projects a decrease in EVE of 12.6% if interest rates would immediately fall by 100 basis points. Management believes this reflects an acceptable level of risk from interest rate movements based on the current level of interest rates.

Interest rate sensitivity is managed through the use of security portfolio management techniques, the use of fixed rate long-term borrowings from the FHLB, the establishment of rate and term structures for time deposits and loans and the sale of long-term fixed rate mortgages through the secondary mortgage market. The Corporation also may use interest rate swaps, caps, floors or other derivative products to manage interest rate risk.

(Dollars in thousands, except per share data)

Item 4.  Controls and Procedures

The Management of Second Bancorp Incorporated is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of March 31, 2004 were effective in ensuring that material information relating to the Corporation and its subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared. Additionally, there were no significant changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings -
The Corporation is subject to various pending and threatened lawsuits in the ordinary course of business in which claims for monetary damages are asserted. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material impact on the financial position or results of operations of the Corporation.

Item 2. Changes in Securities and Use of Proceeds -
There were no issuer purchases of equity securities during the first quarter of 2004.

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibit Index.

         2.1 Agreement and Plan of Merger, dated as of January 8, 2004 by and between Second Bancorp Incorporated and Sky Financial Group, Inc. Incorporated herein by reference to Exhibit 2 of Second Bancorp Incorporated's Current Report on Form 8-K/A dated January 15, 2004.

         10.1 Form of Amended Management Severance Agreement (filed as Exhibit 10.1)

         10.2 Form of Noncompetition, Nonsolicitation and Confidentiality Agreement (filed as Exhibit 10.2)

         11.1 Statement re: Computation of Earnings Per Share (filed as Exhibit 11.1)

         31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1)

         31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2)

         32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1)

         32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2)

b. Reports on Form 8-K. The Corporation filed the following reports on Form 8-K during the quarter ended March 31, 2004: The Corporation filed a report on Form 8-K on January 9, 2004 announcing the execution of an agreement for Sky Financial Group to acquire Second Bancorp and its wholly owned subsidiaries including Second National Bank. A Form 8-K/A was filed on January 16, 2004 amending the previous filing to include the Agreement and Plan of Merger as an exhibit. The Corporation filed a report on Form 8-K on January 22, 2004 to announce earnings for the fourth quarter 2003. In the second quarter, the Corporation filed the following report on Form 8-K: The Corporation filed a report on Form 8-K on May 3, 2004 to announce earnings for the first quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND BANCORP INCORPORATED


Date:      May 6, 2004                       /s/ David L. Kellerman
                                             -----------------------------------
                                             David L. Kellerman, Chief Financial
                                             Officer and Treasurer

Signing on behalf of the registrant and as principal accounting officer and principal financial officer.